Form 10QSB
period 1996-06-30
AVITAR INC /DE/
filed 1996-08-13
CIK 814008

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


(Mark One)

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1996.

[ ] Transition report pursuant to Section 13 or 15(d) of the Exchange act for
the transition period from                    to

                        Commission File Number: 0-20316

                                  Avitar, Inc.
       (Exact name of small business issuer as specified in its charter)

           Delaware                                          06-1174053
  (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                        Identification No.)

                35 Thorpe Avenue, Wallingford, Connecticut 06492
              (Address of principal executive offices) (Zip Code)

                                 (203)265-3594
                          (Issuer's telephone number)

                  556 Washington Avenue, North Haven, CT 06473
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x]Yes [ ]No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                            COMMON STOCK: 6, 966,884
                              AS OF AUGUST 12, 1996

Transitional Small Business Disclosure Format
(Check One):               [ ] Yes    ;    [x] No

                                TABLE OF CONTENTS


                                                                                 Page

PART I:      FINANCIAL INFORMATION                                                 3

         Item 1     Consolidated Financial Statements
                             Balance Sheet                                         4
                             Statements of Operations                              5
                             Statement of Stockholders' Equity                     6
                             Statements of Cash Flows                              7
                             Notes to Consolidated Financial Statements           8-10

         Item 2     Management's Discussion and Analysis or Plan of Operation    11-14

PART II:     OTHER INFORMATION                                                    15

         Item 5     Other Information                                             16

         Item 6     Exhibits and Reports on Form 8-K                              16

SIGNATURES                                                                        17

EXHIBIT INDEX                                                                     18

                          PART I FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

                          Avitar, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                  June 30, 1996
                                   (Unaudited)

- ------------------------------------------------------------------------------------------------
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                      $    918,856
     Accounts receivable, net                                                            868,170
     Inventories                                                                         227,617
     Prepaid expenses and other                                                           52,737
                                                                                    ------------
          Total current assets                                                         2,067,380

PROPERTY AND EQUIPMENT, net                                                              417,439
GOODWILL , net of accumulated amortization of $626,799                                 4,970,316
OTHER ASSETS                                                                              39,671
                                                                                    ------------
          Total                                                                     $  7,494,806
                                                                                    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes payable (including $275,000 to an affiliate)                             $    487,502
     Accounts payable                                                                    641,130
     Accrued expenses                                                                    515,622
     Current portion of long-term debt                                                   151,897
                                                                                    ------------
          Total current liabilities                                                    1,796,151

LONG TERM DEBT, LESS CURRENT PORTION                                                     301,867
                                                                                    ------------
          Total liabilities                                                            2,098,018
                                                                                    ------------

COMMITMENTS

STOCKHOLDERS' EQUITY:
     Series A convertible preferred stock, $.01 par value; authorized
          5,000,000 shares; 1,275,261 shares issued and outstanding                       12,752
     Common Stock, $.01 par value; authorized 25,000,000 shares;
          6,966,884 shares issued and outstanding                                         69,669
     Additional paid-in capital                                                       12,947,992
     Accumulated deficit                                                              (7,633,625)
                                                                                    ------------
          Total stockholders' equity                                                   5,396,788
                                                                                    ------------

          Total                                                                     $  7,494,806
                                                                                    ============

          See accompanying notes to consolidated financial statements.

                          Avitar, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)

- -------------------------------------------------------------------------------------------------------------
                                                    THREE MONTHS ENDED JUNE 30,    NINE MONTHS ENDED JUNE 30,
                                                        1996            1995           1996           1995
                                                    -----------     -----------    -----------    -----------
REVENUES:
    Sales                                           $ 1,098,887     $ 1,108,585    $ 3,591,472    $ 2,094,137
    Other revenue                                       492,819            --          492,819           --
                                                    -----------     -----------    -----------    -----------
         Total revenues                               1,591,706       1,108,585      4,084,291      2,094,137
                                                    -----------     -----------    -----------    -----------

OPERATING EXPENSES:
     Direct cost of revenues                            682,198         449,604      2,252,175        700,551
     Selling, general and administrative expenses       596,312         439,439      1,753,774      1,059,802
     Research and development expenses                   91,238         539,672        260,778        539,672
     Amortization of goodwill                           139,926          70,502        419,782         70,502
                                                    -----------     -----------    -----------    -----------
          Total operating expenses                    1,509,674       1,499,217      4,686,509      2,370,527
                                                    -----------     -----------    -----------    -----------

INCOME (LOSS) FROM OPERATIONS                            82,032        (390,632)      (602,218)      (276,390)
                                                    -----------     -----------    -----------    -----------

OTHER INCOME (EXPENSE)
     Interest income                                       --            84,810            137        238,361
     Interest expense and financing costs               (32,506)        (63,546)       (96,652)      (116,772)
     Other income, net                                                     --            2,943           --
                                                    -----------     -----------    -----------    -----------
          Total other income (expense)                  (32,506)         21,264        (93,572)       121,589
                                                    -----------     -----------    -----------    -----------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES          49,526        (369,368)      (695,790)      (154,801)

PROVISION FOR INCOME TAXES                                8,456           4,500         13,500         12,000
                                                    -----------     -----------    -----------    -----------

NET INCOME (LOSS)                                   $    41,070     ($  373,868)   ($  709,290)   ($  166,801)
                                                    ===========     ===========    ===========    ===========

INCOME (LOSS) PER SHARE                             $      0.01     ($     0.08)   ($     0.13)   ($     0.03)
                                                    ===========     ===========    ===========    ===========

WEIGHTED AVERAGE
     NUMBER OF COMMON SHARES OUTSTANDING              5,785,495       4,997,320      5,379,828      4,848,328
                                                    ===========     ===========    ===========    ===========


          See accompanying notes to consolidated financial statements.

                          Avitar, Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Equity
                         Nine Months Ended June 30, 1996
                                   (Unaudited)
- --------------------------------------------------------------------------------


                                              Preferred Stock              Common Stock
                                          ------------------------     -----------------------
                                                                                                  Additional       Accumulated
                                           Shares         Amount        Shares        Amount    paid-in capital      deficit
- -------------------------------------------------------------------------------------------------------------------------------

Balance at September 30, 1995             1,097,981    $    10,980     5,177,450   $    51,775    $11,367,825      ($6,924,335)

Sale of Preferred Stock                      50,000            500                                     49,500

Sale of Common Stock and Warrants                                      1,774,434   $    17,774      1,421,236

Issuance of Common Stock for Services                                     12,000   $       120         12,555

Conversion of Notes Payable                 127,280          1,272                                    126,008

Placement fees for Conversion                                                                     ($   29,222)
    of Notes Payable and Sale
     of Preferred Stock

Net Loss                                                                                                              (709,290)

                                          =========    ===========     =========   ===========    ===========      ===========
Balance June 30, 1996                     1,275,261    $    12,752     6,966,884   $    69,669    $12,947,992      ($7,663,625)
                                          =========    ===========     =========   ===========    ===========      ===========


          See accompanying notes to consolidated financial statements.

                          Avitar, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
- --------------------------------------------------------------------------------

                                                                                       NINE MONTHS ENDED JUNE 30,
                                                                                       ---------------------------
                                                                                            1996          1995
                                                                                       ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income (loss)                                                                 ($  709,290)   ($  166,801)
     Adjustments to reconcile net income (loss) to
          net cash provided by operating activities:
               Depreciation and amortization                                               144,423         31,285
               Amortization of goodwill                                                    419,782         70,502
               Interest on advances to affiliate                                              --         (236,601)
               Provision (recovery) for losses on accounts receivable                        5,297        (12,944)
               Amortization of debt discount                                                  --           49,214
               Non-cash charges for consulting services                                     12,675         12,500
               Non-cash charges for research and development                                  --          503,943
               Changes in operating assets and liabilities:
                    Increase in accounts receivable                                       (237,778)      (233,481)
                    Decrease (increase) in prepaid expenses and other current assets        32,876          8,959
                    Increase in other assets                                               (63,668)        (1,500)
                    Increase (decrease) in accounts payable, accrued
                         expenses and customer advances                                   (278,877)        43,406
                                                                                       -----------    -----------

                         Net cash provided by (used in) operating activities              (674,560)        68,482
                                                                                       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Advances to (investment in) affiliate                                                    --       (1,056,464)
     Purchases of property and equipment                                                   (44,069)        (7,000)
     Increase in deferred acquisition costs                                                   --         (259,410)
                                                                                       -----------    -----------

                         Net cash used in investing activities                             (44,069)    (1,322,874)
                                                                                       -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from notes payable and warrants                                              216,964        968,473
     Sales of preferred stock, common stock and warrants, net                            1,459,878        100,000
     Repayment of long-term debt                                                           (61,344)        (9,917)
     Repayment of notes payable                                                           (122,294)          --
     Other                                                                                 (11,128)          --
                                                                                       -----------    -----------

                         Net cash provided by financing activities                       1,482,076      1,058,556
                                                                                       -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                  763,447       (195,836)

CASH AND CASH EQUIVALENTS, beginning of the period                                         155,409        361,499
                                                                                       -----------    -----------

CASH AND CASH EQUIVALENTS, end of the period                                           $   918,856    $   165,663
                                                                                       ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid during period:
          Income taxes                                                                 $     3,567    $     6,383
          Interest                                                                          79,057           --


          See accompanying notes to consolidated financial statements.

                          AVITAR, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

================================================================================

1.   BASIS OF PRESENTATION

     Avitar, Inc. ("Avitar" or the "Company"), through its wholly-owned subsidiary, Managed Health Benefits Corporation ("MHB"), is in the business of providing cost containment services to assist employers and other third-party payers in controlling costs of group medical, workers' compensation and disability benefits. MHB has targeted certain economically significant benefit areas where it believes health benefit payors have difficulty in controlling costs: mental health, hospitalization and occupational health and safety. Most of MHB's customers are located or headquartered in the United States.

     As discussed in Note 2, in May 1995, the Company acquired Avitar, Inc. (which changed its name to Avitar Technologies, Inc. ("ATI")). ATI designs, develops, manufactures and markets health care products and services. ATI sells its products and services primarily to large medical supply companies.

     The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-QSB and Regulation S-B (including Item 310(b) thereof). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 1996. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended September 30, 1995.

     The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered significant recurring losses from operations and has a working capital as of June 30, 1996 of only $271,229. The Company raised net proceeds aggregating $1,500,000 during the years ended September 30, 1995 and 1994 from the sale of common stock, a total of $1,240,000 during the years ended September 30, 1995 and 1994 from the issuance of notes, of which $1,040,000 was converted to equity at September 30, 1995, and $50,000 from the sale of Series A Convertible Preferred Stock during the three months ended December 31, 1995. The Company was successful in obtaining debt financing from a bank (see Note 4) and converting $125,000 of the notes described above into equity (see Note 4). In addition, the Company raised net proceeds aggregating approximately $1,440,000 during May and June 1996 from the sale of common stock. In April 1996, the Company and Convatec , a division of E.R. Squibb and Sons, Inc. ("Convatec"), determined that it was necessary to modify and clairfy their rights and obligations under the Supply and the License Agreement in light of intervening business developments, facts, and circumstances. The Company had entered into these agreements on June 30, 1994 with Calgon Vestal Laboratories, Inc., now owned by

     Convatec. In consideration for the amendments to the agreements, Convatec immediately compensated the Company $250,000, all of which was recognized as income during the quarter ended June 30, 1996. In addition, the amended agreements contain certain provisions that eliminate the Company's obligation to repay any of the $425,000 received from Convatec in July 1994 as a licensing fee (the balance of which was also recognized as income during the quarter ended June 30, 1996). Based upon current revenues, expenses and cash flow projections, the Company believes the current level of working capital, anticipated cash flow from operations, and net proceeds from the financings noted above will be sufficient to finance the Company's operating needs until the combined operations achieve profitability. There can be no assurances that forecasted results will be achieved. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


2.   ACQUISITION

     The Company (formerly Managed Health Benefits Corporation) acquired Avitar, Inc. on May 19, 1995 though a merger transaction. Pursuant to this merger, the Company changed its name to Avitar, Inc. The Company is now a holding company with two operating subsidiaries, MHB and ATI (see Note 1). The results of operations for ATI have been included for the three and nine months ended June 30, 1996.

     Pro forma operating results, as if the acquisition had occurred October 1, 1994 follow. These pro forma results reflect (i) amortization of goodwill from October 1, 1994, and (ii) elimination of interest income (expense) on the Company's advances to ATI.

                                              Three Months           Nine Months
                                           Ended June 30, 1995   Ended June 30, 1995
                                           -------------------   -------------------
Revenues                                       $ 1,355,734          $ 3,238,286
Net Loss                                          (856,582)          (2,060,207)
Net Loss per Share                                    (.17)                (.40)


3.   INVENTORIES

     At June 30, 1996, inventories consist of the following:

                Raw Materials                                          $101,356
                Work-in-Process                                          22,668
                Finished Goods                                          103,593
                                                                       --------
                         Total                                         $227,617
                                                                       ========

4.   NOTES PAYABLE

     In January 1996, the Company obtained a $1,250,000 credit line from Silicon Valley Financial Services, a division of Silicon Valley Bank. Under the terms of the agreement, Silicon Valley Financial Services will advance funds against 80% of the Company's qualified accounts receivable for an administrative fee of .25 to .5% and interest at the rate of 2% per month of the outstanding loan balance. As of June 30, 1996, the Company had borrowed approximately $195,000 against its line of credit. The agreement also provides for the interest rate to decrease to a rate not lower than 1.25% per month as the revenues of the Company grow and meet pre-established levels.

     In November 1995 and February 1996, the Company repaid certain notes payable totaling $75,000 and interest accrued thereon totaling $6,208. During March 1996, certain debt holders agreed to exchange their debt totaling $125,000, and accrued interest thereon of $2,280, for 127,280 shares of Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock entitles its holder to convert it at any time into three shares of Common Stock and receive dividends in an amount equal to 110% of any dividends paid on the Company's Common Stock into which each share is convertible.


5.   MAJOR CUSTOMERS

     Customers in excess of 10% of total sales are:

                                          Three Months             Nine Months
                                         Ended June 30,           Ended June 30,
                                       1996         1995         1996         1995
                                    ----------   ----------   ----------   ----------
          Customer A*               $  368,000         --     $1,206,000         --
          Customer B                   123,000   $  213,000      379,000   $  625,000
          Customer C                   158,000      391,000      366,000      790,000

            *Represents ATI customer and sales

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis includes the operations of ATI only for the three and nine months ended June 30, 1996 and should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing elsewhere in this report.

RESULTS OF OPERATIONS

     REVENUES

     Sales for the three months ended June 30, 1996 decreased $9,698, or approximately 1%, to $1,098,887 from $1,108,585 for the corresponding period of the prior year. For the nine months ended June 30, 1996, sales increased $1,497,335, or approximately 72%, to $3,591,472 from $2,094,137 for the nine months ended June 30, 1995. In addition to the increase in revenue from the sales of Medgate OHS&E Software of approximately $74,000 for the nine months ended June 30, 1996, the change reflects additional revenues from the operations of ATI for the three and nine months ended June 30, 1996, of $132,510 and $1,563,922; respectively; offset by decreases in sales of psychiatric review services of $216,208 and $140,587 for the three and nine months ended June 30, 1996 , respectively.

     Other revenues of $492,819 for the three and nine months ended June 30,1996 reflect income recognized in connection with the amendments to ATI's License and Supply Agreements with Convatec.

     OPERATING EXPENSES

     For the three months ended June 30, 1996, the direct costs of sales were $682,198, or approximately 62% of sales, as compared to $449,604, or approximately 41% of sales, for the three months ended June 30, 1995. The direct costs of sales for the nine months ended June 30, 1996 were $2,252,175, or approximately 63% of sales as compared to $700,551, or 33% of sales, for the corresponding period of the prior year. Excluding the costs associated with the sales of ATI for the three and nine months ended June 30, 1996, the direct cost of sales for MHB amounted to $144,161, approximately 23% of sales, for the three months ended June 30, 1996 and $449,333, approximately 27% of sales, for the nine months ended June 30, 1996. For the three and nine months ended June 30, 1995, the direct costs of sales for MHB were $140,875, approximately 19% of sales, and $391,822, approximately 22% of sales, respectively. The higher ratio of direct costs to sales for MHB during the three and six months ended June 30, 1996 was primarily related to the decrease in MHB sales described above.

     Sales, general and administrative expenses for the three months ended June 30, 1996 increased $156,873, or approximately 36%, to $596,312 from $439,439 for the corresponding period of the prior year. For the nine months ended June 30, 1996, sales, general and administrative expenses increased $639,972, or approximately 65%, to $1,753,774 from $1,059,802 for the nine months ended June 30, 1995. The increase for the three months ended June 30, 1996 resulted mainly from the additional operating expenses of ATI of $182,027. For the nine-month period ended June 30, 1996, the increase was primarily attributable to the additional operating expenses of ATI of $758,281, offset in part by a reduction of approximately $33,000 of administrative expenses at MHB.

     Research and development expenses for the three months ended June 30, 1996 amounted to $91,238 compared to $539,672 for corresponding period of the prior year. For the nine months ended June 30, 1996, research and development expenses were $260,778 versus $539,672 for the nine months ended June 30, 1995. The decrease for the three and nine-month periods ended June 30, 1996 was attributable to the non-recurring adjustment for research and development expense of $503,943 that was recorded during the quarter ended June 30, 1995.

     Amortization of goodwill for the three and nine months ended June 30, 1996 was $139,1926 and $419,782, respectively. For the three and nine months ended June 30, 1995, amortization of goodwill amounted to $70,502 which covered the period from the date of the acquisition of ATI, May 19, 1995.

     OTHER INCOME AND EXPENSE

     No interest income was earned for the three months ended June 30, 1996 as compared to $84,720 for the three months ended June 30, 1995. For the nine months ended June 30, 1996, interest income amounted to $137 as compared to $238,361 for the corresponding period of the prior year. The change for the three and nine months ended June 30, 1996 is related primarily to the interest charges on loans made to ATI prior to the acquisition. Since these interest charges were considered not to be collectible, the amount included in the interim financial statements for the three and nine months ended June 30, 1995 was reversed in the fourth quarter of the fiscal year ended September 30, 1995.

     Interest expenses and financing costs were $32,506 for the three months ended June 30, 1996 as compared to $63,546 for the corresponding period of the prior year. For the nine months ended June 30, 1996, interest expenses and financing costs were $96,652 as compared to $116,772 for the nine months ended June 30, 1995. These changes resulted from interest expenses of ATI for the three and nine months ended June 30, 1996 of approximately $19,000 and $66,000, respectively, offset in part by a reduction in interest expense on MHB's bridge loans for the three and nine months ended June 30, 1996 of $50,000 and $86,000, respectively.


     NET INCOME (LOSS)

     Primarily as a result of the factors described above, the Company had net income of $41,070 ($0.01 per share) for the three months ended June 30, 1996, as compared to a net loss of $373,868 ($0.08 per share) for the three months ended June 30, 1995. For the nine months ended June 30, 1996, the net loss was $709,290 ($0.13 per share) versus a net loss of $166,801 ($0.03 per share) for the corresponding period of the prior year.

     FINANCIAL CONDITION AND LIQUIDITY

     At June 30, 1996 and September 30, 1995, the Company had working capital (deficiency) of $271,229 and ($800,583), respectively and cash and cash equivalents of $918,856 and $155,409, respectively. Net cash used in operating activities during the nine months ended June 30, 1996 amounted to $674,560 resulting primarily from an operating loss of $709,290, increases in accounts receivable of $237,778, decreases in accounts payable, accrued expenses and customer advances of $278,877 and increases in inventories and other assets of $63,668; partially offset by depreciation and amortization of equipment and goodwill of $564,205 and decreases in prepaid expenses of $32,876. Net cash provided by financing and investing activities for the same period was $1,438,007 which included proceeds from notes payable and sales of preferred stock, common stock, and warrants of $1,676,572, repayment of long-term debt, notes payable and other of $194,766, and purchase of equipment of $44,069.

     During October 1995, the Company sold 50,000 shares of its Series A Convertible Preferred Stock in a private placement for a total of $50,000. In March 1996, certain debt holders agreed to exchange their debt totaling $125,000, and accrued interest thereon of $2,280, for 127,280 shares of Series A Convertible Preferred Stock. Each share of this Series A Convertible Preferred Stock entitles its holder to convert it at any time into three shares of the Company's Common Stock and receive dividends in an amount equal to 110% of any dividends paid on the Company's Common Stock into which each share is convertible.

     In January 1996, the Company obtained a $1,250,000 credit line from Silicon Valley Financial Services, a division of Silicon Valley Bank. Under the terms of the agreement, Silicon Valley Financial Services will advance funds against 80% of the Company's qualified accounts receivable for an administrative fee of .25 to .5% and interest at the rate of 2% per month of the outstanding loan balance. As of June 30, 1996, the Company had borrowed approximately $195,000 against its line of credit. The agreement also provides for the interest rate to decrease to a rate not lower than 1.25% per month as the revenues of the Company grow and meet pre-established levels.

     During April 1996, the Company and Convatec, a division of E.R. Squibb & Sons, Inc. ("Convatec") determined that it was necessary to modify and clarify their rights and obligations under the Supply Agreement in light of intervening business developments, facts, and circumstances. The Company entered into these agreements on June 30, 1994 with Calgon Vestal Laboratories, Inc., now owned by Convatec. In consideration for the amendments to the agreements, Convatec immediately compensated the Company $250,000, all of which was recognized as income during the quarter ending June 30, 1996. In addition, the amended agreements contain termination provisions that eliminate the Company's obligation to repay any of the $425,000 received from Convatec in July 1994 as a licensing fee (the balance of which was recorded as income during the quarter ended June 30,
     1996).

     In April 1996, the Company negotiated a settlement with an investment firm that assisted the Company in the placement of its common stock under Regulation S in 1994. Under the settlement, the Company received approximately $89,000 from the exercise of the warrants granted to this firm. In May and June 1996, the Company completed Regulation S placements of 1,472,144 shares of its common stock to offshore investors resulting in net proceeds of approximately $1,250,000. In addition, the Company sold 114,116 shares of its common stock during May and June 1996 for an aggregate amount of $100,000.

     For the balance of fiscal year 1996, the Company's cash requirements are expected to include primarily the funding of any operating losses, the payment of accrued professional fees and expenses incurred in relation to the acquisition of ATI, and the repayment of the outstanding amount owed by ATI to PK&S ($275,000 principal amount plus all the accrued interest thereof) if and to the extent that the Company has sufficient funds available for such payment.

     Operating revenues of the Company increased significantly during fiscal year 1995 and are expected to continue increasing during fiscal year 1996. Based on current sales, expense and cash flow projections, the Company believes that the current level of cash on hand and the anticipated cash flow from operations would be sufficient to fund operations until the combined operations achieve profitability. Although the Company had expected its combined operations to achieve profitability and generate positive cash flow by the third quarter of calendar year 1996, the lower than anticipated level of sales of products and services at ATI and MHB will prevent the company from reaching this level of performance until at least the forth calendar quarter of 1996. The longer-term cash requirements of the Company to fund operating activities, purchase capital equipment and possibly expand the business are expected to be met by the anticipated cash flow from operations. However, because there can be no assurances that sales will materialize as forecasted, management will continue to closely monitor and attempt to control costs at the Company and will continue to actively seek any needed additional capital on favorable terms.

     As a result of the Company's recurring losses from operations and working capital deficit, the report of its independent certified public accountants relating to the financial statements for the fiscal year ended September 30, 1995 contains an explanatory paragraph stating substantial doubt about the Company's ability to continue as a going concern. Such report also states that the ultimate outcome of this matter could not be determined as of the date of such report (November 17, 1995). The Company's plans to address the situation are presented above. However, there are no assurances that these endeavors will be successful or sufficient.

                            PART II OTHER INFORMATION

ITEM 2 CHANGES IN SECURITIES

On June 12, 1996, the Expiration Date of the Redeemable Warrants of the Company (AVITW-SmallCap) was extended from August 10,1996 to November 30, 1996. Accordingly, holders may exercise such Redeemable Warrants until November 30, 1996 subject to the terms thereof.

ITEM 5. OTHER INFORMATION

The Company presently has 2,733,219 redeemable warrants outstanding. Each redeemable warrant is estimated to enable its holder to purchase 3.57 (subject to further adjustment) shares of the Company's common stock at an exercise price of $1.96 (subject to further adjustment) per share any time until November 30, 1996 unless earlier redeemed by the Company. The closing bid price of the Company's common stock on August 5, 1996 was $0.94 per share.

A registration statement on Form S-3 covering the shares underlying the Redeemable Warrants and certain other warrants was filed with the Securities and Exchange Commission on July 31, 1996 and became effective on August 7, 1996.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

            Exhibit No.     Document

               10.28 Form of Offshore Securities Subscription Agreement between the Company and parties purchasing common stock under Regulation S during May-June 1996.
               10.29        Form of Subscription Agreement between the
                            Company and the parties purchasing common stock during May-June, 1996.



(b)  Reports on Form 8-K:

         No reports on Form 8-K have been filed by the Company during the quarter covered by this Report on Form 10-QSB.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  AVITAR, INC.
                                  (Registrant)




Dated:  August 12, 1996                 /s/ Peter P. Phildius
                                        --------------------------------
                                        Peter P. Phildius
                                        Chairman of the Board
                                        and Chief Executive Officer
                                        (Principal Executive Officer)



Dated:  August 12, 1996                 /s/ J.C. Leatherman, Jr.
                                        --------------------------------
                                        J.C. Leatherman, Jr.
                                        Controller and Chief
                                        Financial and Accounting Officer
                                        (Principal Accounting and
                                        Financial Officer)

                                  EXHIBIT INDEX


Exhibit No.     Document                                                 Page
- -----------     --------                                                 ----

   10.28        Form of Offshore Securities Subscription Agreement        19
                between the Company and parties purchasing common
                stock under Regulation S during May-June 1996.
   10.29        Form of Subscription Agreement between the                29
                Company and parties purchasing common stock during
                May-June 1996.

    27          Financial Data Schedule