Form 10KSB
period 1996-09-30
AVITAR INC /DE/
filed 1997-01-13
CIK 814008

                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549
                              FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1996

                        Commission file number: 0-20316

                                 AVITAR, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

          Delaware                                       06-1174053
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

35 Thorpe Avenue, Suite 101, Wallingford, Connecticut                06473
--------------------------------------------------------------------------------
      (Address of principal executive offices)                     (Zip code)

Issuer's telephone number: (203)265-3594

Securities registered under Section 12(b) of the Exchange Act:         NONE

Securities registered under Section 12(g) of the Exchange Act:

                               Title of Classes
                               ----------------
                         Common Stock, $.01 par value
                              Redeemable Warrants
                               Class A Warrants
                               Class B Warrants

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes X    No
                                   ---     ---

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Issuer's revenues for its most recent fiscal year: $4,841,159

                              Page 1 of 68 pages.
                      Exhibit Index is on page 61 hereof.

The aggregate market value of the voting stock held by non-affiliates of the Registrant (computed by reference to the average of the bid and ask prices of such stock and assuming solely for purposes hereof that all directors and officers of the Registrant are "affiliates") as of December 30, 1996: $2,392,599

The approximate number of shares of Common Stock outstanding (including shares held by affiliates of the Registrant) as of December 30, 1996: 8,158,108

Documents incorporated by reference: NONE

Transitional Small Business Disclosure Format (check one)  Yes        No   X
                                                              ----;      ----
                                       2

                                    PART I

ITEM 1. DESCRIPTION OF BUSINESS

Introduction

         Avitar, Inc. (formerly Managed Health Benefits Corporation and used herein as the "Company") acquired Avitar, Inc., a publicly held corporation ("Old Avitar") pursuant to a merger transaction in which Old Avitar merged with and into a wholly-owned subsidiary of the Company (the "Merger"). Pursuant to the Merger, which was effective on May 19, 1995, the Company changed its name to Avitar, Inc. The surviving corporation in the Merger, which holds all the assets and business of Old Avitar, is named Avitar Technologies, Inc. and is referred to herein as "ATI". Following the Merger, the Company transferred all of its pre-merger business and assets to a wholly-owned subsidiary now named Managed Health Benefits Corporation ("MHB"). The Company is now a holding company with two operating subsidiaries. Through ATI and MHB, the Company provides health care cost containment services and produces disposable medical and dental products. For the fiscal year ended September 30, 1996, ATI's business accounted for 59% and MHB's business accounted for 41% of the Company's aggregate revenues.

Avitar Technologies, Inc.

         General. ATI was founded in 1979 to provide product design and development services to medial device manufacturers. In the course of providing these services, ATI developed proprietary biomaterials and processing technologies that it has applied and intends to continue to apply to a variety of medical and dental products. In 1989, ATI undertook a strategic shift from product design and development to the commercial exploitation of its core technologies. This strategy included the establishment of distribution agreements with large medical product companies to market products designed, and/or licensed, and/or manufactured by ATI. ATI currently has marketing relationships with major medical products firms including the Convatec Division of Bristol Meyers Squibb, ("Convatec"), Smith & Nephew Richards, Inc. ("Smith & Nephew"), Medi Bayreuth ("Medi"), and Knoll Pharmaceutical, Inc. ("Knoll").

         Products. Currently, ATI offers the following products which utilize its proprietary medical polyurethane technology:

         Diagnostic Saliva Collection Devices. ATI recently developed and is in the early stages of marketing a saliva collection device which is used as a component in the diagnostic testing of such diseases as HIV and Hepatitis. This device utilizes the non-protein binding characteristics of its polyurethane foam technology which eliminates the need for a buffer solution, thereby enhancing the efficiency and reducing the uncertainty of the collection procedure. A recent test conducted at the Nassau County Medical Center in New York by a Canadian producer of diagnostic tests showed a 100% correlation with the standard reference blood test utilizing 300 HIV tests and 300 Hepatitis tests. This type of test is especially beneficial to most third-world countries where the incidence of HIV is high and the availability of technical expertise for drawing and handling blood samples is limited. Diagnostic Saliva Collection Devices accounted for 6% of ATI's revenues in Fiscal Year 1996.

         Rapid Diagnostic Screening Tests. In November 1996, ATI entered into a joint development agreement with Sun Biomedical Laboratories of Cherry Hill, New Jersey to develop six saliva based drugs-of-abuse rapid screening diagnostic tests. This agreement also grants ATI the rights to distribute Sun Biomedical's urine based drugs-of-abuse and pregnancy tests. These urine based tests have received United State Food and Drug Administration ("FDA") approval to market and are sold under the Visualine trademark. Currently, the world-wide market for diagnostic tests is estimated at $15 billion with the primary sampling media being blood and urine. Obvious advantages exist for saliva to replace blood and urine in many of these tests and at the same time expand the market where current infrastructure cost limitations prohibit the use of much needed diagnostic tests.

         Wound Dressings. ATI's Hydrasorb(Trademark) wound dressing product is a highly absorbent foam dressing which was introduced by Calgon Vestal Division of Merck & Co. in 1994. Today, this product is marketed throughout North America (excluding Canada), Central America, South America, Australia and New Zealand by Convatec, a world leader in the specialty wound care market. It is also distributed in Canada by Knoll, in Germany by Medi and in Italy by Espansione Marketing SPA. In addition to the Hydrasorb line, ATI has custom developed specialty would dressings for the cardiac catheter lab market as well as the orthopedic market. The Joyce Dressing is used in dressing the introducer catheter for cardiology procedures and is marketed directly by ATI. The Illizarov Dressing used for dressing external bone fixators in orthopedic procedures is marketed and sold by Smith & Nephew. Wound Dressings accounted for 74% of ATIs revenue in Fiscal Year 1996 and 80% of ATI's revenue in Fiscal Year 1995.

         Other Applications/Products. ATI continues to expand the number of applications for its proprietary technologies in a variety of other medical/consumer markets. They include a molded foam component which provides cushioning and sealing functions for laproscopic surgery, a molded dental applicator for a consumer teeth bleaching system, disposable ear cushions for a high-tech noise attenuation device and several applications in the feminine hygiene market. Other Applications/Products accounted for 20% of ATI's revenue in both Fiscal Years 1996 and 1995.

         Development. ATI does not conduct pure research activities. ATI's primary development strategy is to develop proprietary products through the generation and development of product ideas either internally or through strategic partnerships with persons and entities in the health care or dental fields. Although secondary to its primary objective, ATI also intends to actively pursue fee-for-service product design and development arrangements. The ability of ATI to keep current on technology and purchase new equipment in connection with development of new improved products will be affected by its existing and future need for, and the availability of, financing.

         ATI intends to continue to focus on developing proprietary products related to the health care and dental markets. Whether such products are developed entirely internally, or in conjunction with strategic partners, a product will go through several stages of development. After each stage, ATI will conduct studies to determine the effectiveness of such product. If ATI has a strategic partner with respect to the development of a particular product, the strategic partner may also test the product as it is being developed.

         Once a product is developed and ATI determines it may be commercially viable, ATI will obtain necessary governmental approvals prior to marketing the product. See "Government Regulation." There can be no assurance, however, that such approvals will actually be obtained. ATI intends to conduct marketing trials with any new product to determine the effectiveness of the product. If such marketing trials prove to be successful and after the product is ready for marketing, ATI will attempt to establish an arrangement with a known medical or dental products company with established distribution channels, most likely with the same research and development partner, to commercially distribute the new product. See "--Sales and Marketing" below.

         ATI currently employs three full-time individuals in its development efforts. In addition, two other employees also devote a portion of their time to development, as well as to the manufacture of ATI's products, quality control, regulatory affairs and facility maintenance.

         Sales and Marketing. ATI generally has sold, and intends to continue to sell, its products through large, recognized distributors of dental and medical products and does not anticipate that a large direct sales force will be required. ATI's sales and marketing staff consists of two full-time employees. If ATI is unable to establish satisfactory product distribution arrangements in this manner, it will be required to devote substantial resources to the establishment of a direct sales force. There can be no assurance that ATI would have the resources required for such an endeavor. ATI also intends to develop strategic partnering arrangements with significant health care and dental companies with established distribution channels. ATI anticipates that such arrangements may involve the grant by ATI of the exclusive or semi-exclusive rights to sell specific products to specified market segments and/or in particular geographic territories in exchange for a royalty, joint venture or other financial interests.

         To introduce its products to dental and medical distributors, ATI participates in trade shows and conducts seminars for sales personnel. ATI also conducts user trials to support the marketing efforts of its distribution partners.

         ATI believes that these arrangements will be more effective in promoting and distributing its medical and dental products in view of ATI's limited resources and the extensive marketing networks of such distributors.

         ATI's most significant distribution arrangements are summarized as follows:

         Diagnostic Saliva Collection Devices/Rapid Screening Tests. In March 1996, ATI signed a licensing agreement with Simplex Medical Systems, Inc. ("Simplex") which grants ATI exclusive worldwide rights to manufacture and market Simplex's patent-pending, state-of-the-art saliva collection device. This device, which utilizes ATI's proprietary foam technology, will be used to collect saliva for diagnostic tests such as HIV, hepatitis, and a number of other diseases and substances which formerly required blood as the test medium. Under this licensing agreement, ATI must pay to Simplex certain royalties on the sale of each licensed product.

         In November 1996, ATI signed a Non-Exclusive Distributorship Agreement with Sun Biomedical Laboratories, Inc. ("SBL") which gives ATI the rights to sell SBL's FDA approved urine-based, rapid screening tests for drugs of abuse and pregnancy. These tests are marketed under the Visuline II trademark. In addition, ATI and SBL agreed to develop a series of saliva-based rapid screening tests for drugs of abuse. These saliva tests will use ATI's proprietary saliva collection system with ATI having the exclusive, world-wide manufacturing and distribution rights to the tests when the development is completed.

         Hydrasorb(Trademark) Wound Dressings. In June 1992, ATI granted Medi the exclusive right to sell Hydrasorb(Trademark) wound care products in Germany and Holland for a period of one year. Although the agreement, by its terms, expired in June 1993, ATI and Medi have continued the relationship under the terms and conditions of the original agreement. Prices of products sold to Medi may be changed upon 60 days' notice. Medi is a privately owned distributor and producer of medical products based in Bayreuth, Germany, and sells medical products in 20 countries. It distributes products through its direct specialty sales force and distributes Hydrasorb(Trademark) product on a private label basis.

         In August 1993, ATI entered into a Distribution Agreement (the "Calgon Agreement") with Calgon Vestal Laboratories, Inc. ("Calgon") pursuant to which Calgon was granted the exclusive right to distribute Hydrasorb(Trademark) products in the United States and Mexico, subject to certain product and territorial exceptions based upon existing non-exclusive ATI distribution arrangements. Generally, the Agreement provided that Hydrasorb(Trademark) products be sold at agreed upon prices (subject to annual inflation adjustments), Calgon share with ATI gross profits of Hydrasorb(Trademark) products over an agreed upon base, Calgon and ATI collaborate in the development and distribution of new wound dressing products and Calgon attain certain minimal annual sales in order to maintain exclusivity. In consideration of the license, Calgon (i) paid to ATI a non-refundable deposit of $125,000 to be applied to Hydrasorb(Trademark) purchases by Calgon, and an additional $125,000 was applied to Hydrasorb(Trademark) purchases by Calgon, and (ii) agreed to pay termination royalties if Calgon elected to terminate the Agreement (for either reason set forth in the preceding sentence) based generally upon annual sales of Hydrasorb(Trademark) for each post-termination year ranging from 3% to 5% of net sales. If Calgon exercised its rights to the license prior to complete application of the $250,000 paid to ATI by

Hydrasorb(Trademark) then the balance, if any, was to be credited against the termination royalties. The Agreement also contained numerous other terms and conditions relating to the obligations, rights and duties of both parties.

         In June 1994, the Calgon Agreement was terminated and the parties thereto entered into a Supply Agreement and a License Agreement on generally the same overall terms as the Calgon Agreement. The Supply Agreement and License Agreement are both for a term of five years with a five-year renewal term upon the mutual agreement of Calgon and ATI. The Supply Agreement requires ATI to supply Calgon, and Calgon to purchase from ATI, all of the Hydrasorb(Trademark) products Calgon resells in the exclusive territory of South America, Central America and North America excluding Canada (the "Territory"). Under the License Agreement, Calgon paid $425,000 to ATI for an exclusive license to use (a) the licensed trademark for Hydrasorb(Trademark) and (b) certain technology to manufacture or have manufactured, use and sell Hydrasorb(Trademark) products in the territory. However, Calgon cannot exercise its right to manufacture or to have manufactured Hydrasorb(Trademark) products unless the Supply Agreement is terminated by Calgon in the event of (i) the breach, without curing, of a material provision by ATI of such Agreement, (ii) the filing or institution of a bankruptcy or similar proceeding by or against ATI, (iii) a suspension of ATI's business operations for 30 days or more, or (iv) ATI's failure to meet certain agreed upon delivery requirements. In December 1994, Calgon was sold to Convatec.

         In April 1996, the Company and Convatec determined that it was necessary to modify and clarify their rights and obligations under the Supply and Licensing Agreements in light of intervening business developments, facts, and circumstances. In consideration for the amendments to the agreements, Convatec immediately compensated the Company $250,000 all of which was recognized as income during the quarter ending June 30, 1996. In addition, the amended agreements contain termination provisions that eliminate the Company's obligation to repay any of the $425,000 received from Calgon in July 1994 as a licensing fee.

         In November 1993, ATI entered into a five-year distribution agreement with Knoll (the "Knoll Agreement") pursuant to which Knoll was granted the exclusive right to distribute Hydrasorb(Trademark) products throughout Canada. The Knoll Agreement provides that Hydrasorb(Trademark) products are to be sold at agreed upon prices (subject to annual inflation adjustments) and that certain minimum quantities are maintained.

         Other Products/Applications. Custom medical foam products (including the Illizarov dressing and certain nasal and sinus products) are marketed and distributed (in the United States and abroad) primarily by Smith & Nephew on a non-exclusive basis pursuant to an oral agreement. ATI is currently developing products utilizing its proprietary polyurethane foam processing and formulation technologies.

         Manufacturing and Supply. ATI's only facility is located in Canton, Massachusetts and comprises approximately 53,000 square feet of which 8,000 square feet is currently being used for administrative and office space and 31,000 square feet are being used for product manufacturing and warehousing. The remaining 14,000 square feet is not being used at this time but ATI has set aside this area for future manufacturing expansion.

         Given the use of ATI's products in the medical and dental markets, ATI is required to conform to FDA Good Manufacturing Practice regulations and various other statutory and regulatory requirements applicable to the manufacture and sale of medical devices. ATI is subject to inspections by the FDA at all times. ATI believes that ATI's facilities and procedures are in compliance with these requirements. See "--Government Regulation".

ATI does not have any written agreements with any of its suppliers. For raw materials purchases, ATI purchases product components from single sources. ATI acquires the same key component for its Flureze(Trademark) fluoride application product, customized foam products and Hydrasorb(Trademark) wound dressings from a single supplier. ATI's current supplier of such key component is the only vendor which presently meets ATI's specifications for such components. The loss of this supplier would at a minimum require ATI to locate another satisfactory vendor, which would result in a period of time during which manufacturing and sales of products utilizing such a component may be suspended and could have a material adverse effect on ATI's financial condition and operations. Although ATI believes that alternative sources could be found for such key component, ATI expects that the cost of such component from an alternative source would be substantially higher and cause substantial delays in delivery of such product. Furthermore, there is no guarantee that ATI would be able to locate another satisfactory vendor or, even if one should be located, that ATI would be able to establish a commercial relationship with such vendor. However, ATI believes that alternative sources of supply are available for its remaining product components and that the loss of any such supplier would not have a material adverse effect upon ATI's business.

Government Regulation. ATI and many of its products are subject to regulation by the FDA and the corresponding agencies of the states and foreign countries in which ATI sells its products. Accordingly, ATI is required to comply with applicable FDA regulations and similar state and foreign country requirements governing the manufacture, marketing, distribution, labeling, registration, notification, clearance and/or pre-market approval of drugs, medical and dental devices and cosmetics, as well as record keeping and reporting requirements applicable to such products. ATI believes that it is in compliance with all such requirements. In addition, ATI is subject to inspections by the FDA at all times, and may be subject to inspections by state and foreign agencies. If the FDA believes that its legal requirements have not been fulfilled, it has extensive enforcement powers, including the ability to initiate action to physically seize products or to enjoin their manufacture and distribution, to require recalls of certain types of products, and to impose or seek to impose civil or criminal sanctions against individuals or companies violating applicable statutes.

         The standards and procedures for obtaining approval or providing notification to the FDA with respect to medical devices were changed by legislation in late 1990. This legislation, which also affected numerous other changes in device regulations, is still being interpreted and implemented by the FDA. In addition, there can be no assurance that the FDA or the U.S. Federal Government will not enact further changes in the current rules and regulations with respect to products which ATI already markets or may plan to market in the future. If ATI is unable to demonstrate compliance with such new or modified requirements, sales of affected products may be significantly limited or prohibited until such requirements are met (if ever).

         Competition. ATI believes that the principal competitive factors in ATI's markets are innovative product design, product quality, established customer relationships, name recognition, distribution and price. Many companies of all sizes, including major dental and health care companies, are engaged in activities similar to those of ATI. Most of ATI's competitors have substantially greater financial, marketing, administrative and other resources and larger research and development staffs.

         Although ATI may not have the development resources of many of its competitors, ATI believes its health care product design and development experience allows it to compete favorably in producing innovative products in ATI's markets. Furthermore, ATI believes that its Hydrasorb(Trademark) wound dressings, and custom foam products possess qualities with significant advantages over competing products, including cost effectiveness. Although ATI does not have an established internal distribution network, Medi, Knoll and Convatec are distributing ATI's Hydrasorb(Trademark) wound dressings. See "--Products", "--Development".

         In addition, colleges, universities, governmental agencies and other public and private research organizations will continue to conduct research and are becoming more active in seeking patent protection and licensing arrangements to collect royalties for use of technology that they have developed, some of which may be directly competitive with that of ATI. In addition, these institutions compete with companies such as ATI in recruiting highly qualified scientific personnel.

         ATI believes that its product markets are highly fragmented with many different companies competing with regard to a specific product or product category. As a result, ATI's competition varies from product to product. ATI's primary competitors in the wound dressing market include Squibb, Johnson & Johnson, Smith and Nephew, 3M and Acme United.

         Intellectual Property. Trade secrets, proprietary information and know-how are important to ATI's scientific and commercial success. ATI currently relies on a combination of patents, trade secrets, trademark law and non-disclosure agreements to establish and protect its proprietary rights in its products. ATI currently holds several United States patents, and has applications pending for additional patents, which are not directly related to products currently marketed. In addition, ATI has certain registered and other trademarks.

         ATI believes that its products, trademarks and other proprietary rights do not infringe the proprietary rights of third parties.

         Product Liability; Insurance Coverage. The testing, marketing and sale of medical and dental products entails a high risk of product liability claims by consumers and others. Claims may be asserted against ATI by end-users of any of ATI's products. As of September 30, 1996, ATI had product liability insurance coverage in the amount of $5,000,000 and no claims had been asserted. Amounts payable pursuant to such coverage are subject to a deductible on each occurrence of $5,000 payable by ATI, up to an annual aggregate deductible payable by ATI of $25,000, and certain other coverage exclusions. This insurance will not cover liabilities caused by events occurring prior to the time such policy was purchased by ATI or liabilities caused by events occurring after such policy is terminated or for claims made after 60 days following termination of the policy. Further, certain distributors of medical and dental products require minimum product liability insurance coverage as a condition precedent to purchasing or accepting products for distribution.

         Employees. At September 30, 1996, ATI had 52 full-time employees, including 3 in research and development (in addition to two other employees who devote a portion of their time to research and development as well as manufacturing and supply activities), 45 in manufacturing and supply (two of whom devote a portion of their time to research and development), 1 in sales and marketing and 3 in administration. None of ATI's employees is subject to a collective bargaining agreement. ATI believes its relationship with its employees to be satisfactory.

Managed Health Benefits Corporation

         General. MHB is in the business of providing cost containment services to assist employers and other third-party payors in controlling the costs of group medical, workers' compensation and disability benefits. The benefit cost containment industry is a part of the general managed care industry, which includes health maintenance organizations ("HMOs") and preferred provider organizations ("PPOs"). The HMO and PPO managed care models attempt to control costs by being more efficient service providers. Cost containment companies pursue essentially the same objective by enabling payors to more effectively manage claims.

         MHB specializes in providing mental health and substance abuse cost containment services that assist employers, insurance carriers, managed care organizations and other third party payors in controlling the cost of group medical and disability benefits.

         The services provided by MHB presently consist principally of (i) Psychiatric Utilization Review; (ii) Psychiatric Bill Review; and (iii) Psychiatric Disability Case

Management. MHB also markets, as exclusive agent until December 31, 1996, a line of occupational health, safety and environmental cost control software ("Medgate OHS&E").

         MHB believes that many payors do not effectively control their costs related to psychiatric and substance abuse, and has designed Psychiatric Bill Review, Psychiatric Utilization Review and Psychiatric Disability Case Management Services to address this problem. MHB also believes that many self-insured employers do not routinely audit their medical bills, and that significant savings can be recovered by such audits, and has established its Medical Bill Review Services Program to address this problem.

         MHB presently provides its services to companies nationwide. MHB's Psychiatric Review Services (Bill Review, Utilization Review and Disability Case Management) provided MHB with substantially all of its revenues (95%) in fiscal year 1996. In this service area, MHB helps its clients monitor and attempt to reduce the costs of mental health/substance abuse, with the goal of not adversely affecting the quality of the care received by patients. In general, MHB performs its Psychiatric Utilization Review and Disability Case Management Services on a per case fee basis and its Psychiatric Bill Review Services on a percentage of savings or charges basis. MHB's heavy emphasis on Psychiatric Review Services has resulted largely from its developed expertise in the area of mental health care and the marketability of such services to insurance companies.

         As of September 30, 1996, MHB provided its cost containment services to clients including The Guardian Life Insurance Company, Chubb LifeAmerica, Northwestern National Life Insurance Company, Pioneer Insurance Company, Mercer, Allmerica Financial, Trustmark Insurance Company, John Alden Life Insurance Company, Phoenix Home Life Mutual Insurance Company and First UNUM.

         MHB's business strategy in each of its service areas is ultimately to create a relationship of shared risk and reward with its clients. Presently, MHB has implemented this strategy with most of its Bill Review Services clients. Under this strategy, MHB attempts to work with its clients in reducing and/or recovering the costs of health care treatment in a manner which is mutually beneficial, and in which there is an incentive for both MHB and its client to address costly health care treatment in an efficient and cost-effective manner.

         Service Areas. Although small by comparison within the health care industry taken as a whole, MHB believes that the cost containment portion of such industry is diversified. The service providers in the industry vary significantly in size, amount of resources and services offered. MHB believes that the cost containment industry has a potentially significant growth rate and is diversified in its array of service offerings. The industry includes companies specializing in the following services and different combinations thereof: utilization review, price negotiation, independent medical evaluations, bill auditing, case management and claims management. These services can be applied to most major lines of insurance: group medical, workers' compensation, disability and liability. In addition, services can be applied to major classifications of medical expenses, including in-patient, out-patient, mental health, pharmaceutical and rehabilitation.

         Given MHB's relatively small size, limited financial and other resources, and the array of cost containment services offered, MHB has elected to concentrate its efforts in areas where it believes it has technical strength. MHB's revenues are derived substantially from the services in its Psychiatric Review Program: Psychiatric Utilization Review, Psychiatric Bill Review and Psychiatric Disability Case Management Services. In early 1993, MHB began marketing, as exclusive agent, the Medgate OHS&E. MHB has derived only a small portion of its revenues from Medgate OHS&E to date, and will no longer be an agent after December 31, 1996.

         As noted above, MHB's Psychiatric Review Services include Utilization Review, Bill Review and Disability Case Management Services. In fiscal year 1995, 98% of MHB's total revenues were derived from Psychiatric Review Services, with Utilization Review constituting about 15% and Bill Review providing about 83% of such revenues. In fiscal year 1996, Psychiatric Bill Review Services accounted for 83% of MHB's total revenues in fiscal year 1996, while Psychiatric Utilization Review and Disability Case Management Services accounted for 12% of total revenues and Medical Bill Review Services and Medgate OHS&E together accounted for approximately 5% of total revenues. MHB expects that Psychiatric Review Services will continue to generate the substantial majority of MHB's revenues in fiscal year 1997, although, MHB believes, over a larger client base. Each principal service is described below.

         Psychiatric Utilization Review Services. These services have been extremely effective in reducing the high cost of in-patient psychiatric and substance abuse treatment by decreasing the extent and length of inpatient services and/or by substituting lower cost, equally effective alternatives to inpatient services.

         Psychiatric Bill Review Services. Bill Review Services involve a comprehensive prior-to-payment review of psychiatric hospital bills to determine the accuracy and appropriateness of the charges contained in the bills. These services typically generate savings in excess of 25% of the total dollar amount of bills reviewed.

         Psychiatric Disability Case Management. This specialized service enables clients to significantly reduce disability claims expense by providing them with the clinical support needed to manage psychiatric disability claims through intensive treatment assessment and clinical monitoring of ongoing care.

         Medgate OHS&E Software. This software is designed to help employers track the costs of preventing injuries in the workplace. Under a joint marketing agreement with Medgate, MHB has the exclusive rights to market this software in the United States. This agreement was modified effective January 1, 1997. Under this modified arrangement, MHB will no longer function as an agent, but will have certain rights to receive revenues on sales made by it prior to December 31, 1996.

         Marketing Strategies. MHB has developed and implemented the following targeted sales campaigns for each of its service areas:

                  - To capitalize on its ongoing Psychiatric Review Services program with current clients, MHB has developed a sales program directed at large and mid-sized insurance carriers and managed care organizations. This sales program emphasizes MHB's savings achieved for its clients, its performance-based pricing and MHB's ability to integrate with the payor's existing benefit plans and claims administration procedures.

                  - MHB attempts to cross-sell its services, particularly all components of its Psychiatric Review Services, so that a client is provided with more than one of MHB's services. MHB believes that its services can often complement each other and lead to overall cost savings by its clients.

                  - MHB is developing new products in the managed health field, based on cost containment needs identified by its clients, including services that provide integrated management for employee disability and health benefits.

         In addition, as part of its overall sales effort, MHB will consider additional joint marketing arrangements with organizations whose services MHB believes to be high-quality and complementary to MHB's services and to have significant revenue potential.

         Competition. The industry in which MHB competes is relatively young and several other companies presently provide services similar to those provided by MHB. MHB competes for health benefit expenditures with many various health delivery systems. MHB believes that there are no effective barriers to entry into the health cost containment industry. MHB also believes that competition in the health cost containment industry is likely to increase as the industry matures, and as more companies enter the market and expand the range of services which they offer. Many of these companies have and/or will have greater financial, marketing, administrative and other resources than MHB. MHB believes that the principal competitive factors in its industry presently are (i) savings performance, (ii) pricing and (iii) accountability. MHB believes (although definitive research has not been conducted) that the savings performance it has recently generated in its service areas generally exceeds local industry norms. As the industry matures, MHB believes that price (including the percentage of recovery charged a client) will become an even more important competitive factor. Accordingly, the revenues generated from MHB's services may be reduced as price competition intensifies.

         Customers. MHB's largest client, Guardian Life Insurance Company , accounted for 22% of MHB's total revenues in fiscal year 1996. All of the services provided to Guardian Life Insurance Company were Psychiatric Review Services. MHB's second largest client, Chubb LifeAmerica , accounted for 21% of MHB's revenues during fiscal year 1996. As a result, for the fiscal year 1996, the two largest clients of MHB accounted for approximately 43% of MHB's total revenues and 18% of the Company's total revenues. MHB's arrangements with Guardian Life Insurance Company and Chubb LifeAmerica are terminable at any time without liability by such clients. MHB believes that the loss of either of these clients could have a material adverse effect on the operations and financial condition of MHB.

         Governmental Regulation. MHB's Bill Audit Services are not currently subject to regulation by the Federal Government or by any state where MHB is currently doing business. Since October 1992, however, Psychiatric Review Services became subject to regulation by the Connecticut Department of Insurance, which requires licensure of organizations performing utilization services in the State of Connecticut. MHB was granted a license by the Department of Insurance in January 1993, which has been renewed annually thereafter. MHB intends, to the extent possible, to renew such license annually. MHB believes that a total of 27 states presently regulate the type of utilization and bill review services conducted by MHB in its Psychiatric Review Services area.

         In order to eliminate any perceived risk by any of its clients, MHB has obtained licenses in 23 of such states. MHB has found that the regulations governing licensure in the remaining four states would prohibit MHB from using performance-based pricing, which would be unprofitable to MHB and, therefore, has opted not to pursue licenses in such states. Although the laws regulating utilization management firms, like MHB, vary from state to state, MHB's experience has been that the requirements for obtaining licensure generally address reviewers' qualifications, review criteria, timeliness of reviews and the appeal process. In any event, MHB expects to incur significant expenses of time and money in maintaining its status by complying with applicable state regulatory requirements.

         Certain of MHB's clients, principally insurance companies, are also subject to regulations which indirectly affect MHB. MHB is unable to predict what additional governmental regulations, if any, directly or indirectly affecting its business may be promulgated in the future. To MHB's knowledge, health care utilization management services have not been considered to constitute the practice of medicine under any state law. In the event, however, that a state should determine such to be the practice of medicine, MHB's business in that state, if any, could be materially adversely affected. In such event, MHB would be required to comply with additional state regulations or to elect to stop performing services in that state. MHB is also aware that, in certain court cases, utilization review companies have been made co-defendants in medical malpractice cases. MHB's business could be adversely affected by its failure to obtain any required licenses or governmental approvals, or its failure to comply with applicable regulations, significant changes in regulations applicable to its clients, or a change in its status with regard to the practice of medicine. In addition, more aggressive approaches by MHB in Psychiatric Utilization Review Services could result in increased liability to MHB, including possible medical malpractice related liabilities.

         Employees. As of September 30, 1996, MHB employed 16 persons on a full-time basis and engaged five persons as independent consultants (four on a part-time basis and one on a full-time basis). Of these 21 persons, two are executives, seven administrative and clerical capacity and 12 are employed in operations. Operations staff includes nine review and support staff members, and three part-time psychiatric consultants. Almost all MHB reviewers have Bachelor's Degree level training, one is a registered nurse and two have earned Master's Degrees. MHB presently utilizes three licensed, Board-certified psychiatrists to authorize any report which determines the necessity of medical services and to consult with MHB's Psychiatric Review staff. MHB expects to add additional psychiatrists as consultants over the next fiscal year, as and if its Psychiatric Review Services expand.

         In addition, MHB occasionally utilizes the physician review services of CORE (formerly Peer Review Analysis) of Boston, Massachusetts ("CORE") in the conduct of its Psychiatric Review Services, based on an agreement signed between MHB and CORE in December 1989, and updated in December 1994.

ITEM 2. DESCRIPTION OF PROPERTY

         ATI leases approximately 53,000 square feet in Canton, Massachusetts for its manufacturing facility and administrative offices. The current annual rent is approximately $364,000 and the lease expires in June 2006.

         MHB conducts its business in approximately 5,000 square feet of leased office space located in Wallingford, Connecticut. The current annual rent is approximately $72,000 and the lease expires in November 2001.

ITEM 3. LEGAL PROCEEDINGS.

         In August 1996, A.S. Goldmen & Co., Inc. (the "Underwriter") and certain holders of Underwriter's warrants issued by the Company commenced a court action against the Company by filing a complaint in Federal Court for the Southern District of New York, seeking, among other things, damages of $6,261,839.00 based upon the Underwriters' warrant agreement between the Company and the Underwriter.

         The monetary demands made by the Underwriter relate primarily to the anti-dilution provision of the warrant agreement. The Company believes that the Underwriter's claims improperly seek additional underwriting compensation in defiance of NASD rules that proscribe underwriters and their associates from receiving the kind of compensation here sought - based on the type of anti-dilution provision invoked by the Underwriter - on the ground that it is unfair and unreasonable. The Company has accordingly moved to dismiss the Underwriter's complaint based upon both the rule violations and otherwise.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not applicable.

                                    Part II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Market Price Data. The Company's Common Stock and Redeemable Warrants are traded on The Nasdaq Stock Market Small-Cap Market ("NASDAQ") under the symbols AVIT and AVITW respectively. The Class A Warrants are listed, but have not traded. The table below sets forth the high and low sales prices for the Company's Common Stock and Redeemable Warrants, as quoted on NASDAQ (Small Cap Market), for the periods indicated. Quotations reflect inter-dealer prices without retail markup, markdown or commission, and do not necessarily represent actual transactions:

                                Common Stock              Redeemable Warrants
                                ------------              --------------------
   Fiscal 1995                  High     Low              High             Low
   -----------                  ----     ---              ----             ---
        First Quarter             .94      .50              .06            .06
        Second Quarter            .81      .38              .06            .06
        Third Quarter             .88      .38              .06            .06
        Forth Quarter            1.00      .34              .25            .06

   Fiscal 1996
   -----------
        First Quarter            .66       .31              .12            .09
        Second Quarter          1.81       .31              .40            .09
        Third Quarter           2.81      1.12             1.38            .22
        Forth Quarter           1.56       .88              .59            .28

         As of December 31, 1996 the last sales prices for the Company's Common Stock and Redeemable Warrants were $.34 and $.06, respectively.

         Holders. The Company had approximately 250 owners of record and, it believes, in excess of 1,500 beneficial owners of the Company Common Stock as of December 29, 1996.

         Dividends. Since its inception, the Company has not paid or declared any cash dividends on its Common Stock. The Company intends to retain future earnings, if any, that may be generated from its operations to help finance the operations and expansion of the Company and accordingly does not plan, for the reasonably foreseeable future, to pay cash dividends to holders of its Common Stock. Any decisions as to the future payment of dividends will depend on the earnings, if any, and financial position of the Company and such other factors as its Board of Directors may deem relevant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis includes the operation of ATI only from May 19 1995, the date of the Merger, and should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing elsewhere in this report.

Results of Operations

Revenues

         Sales for the fiscal year ended September 30, 1996 increased $835,515, or approximately 24% to $4,348,340 from $3,512,825. The results for the fiscal year ended September 30, 1996 primarily reflect the additional revenues from the operations of ATI of $1,228,470 and increases in revenue from the sales of Medgate OHS&E Software of $74,000; offset by decreases in the sales of psychiatric review services of approximately $467,000.

         Other income of $492,819 reflect income recognized in connection with the amendments to ATI's License and Supply Agreements with Convatec.

Operating Expenses

         For the fiscal year ended September 30, 1996, the direct costs of sales were $2,862,550, or approximately 65% of sales, as compared to $1,540,596, or approximately 44% of sales, for the fiscal year ended September 30, 1995. Excluding the $2,295,557 of costs associated with the sales of ATI, the direct cost of sales for MHB for the fiscal year ended September 30, 1996 amounted to $566,990, or approximately 28% of sales, compared to $563,712, or approximately 24% of sales, for the fiscal year ended September 30, 1995. The higher ratio of direct cost to sales for MHB was primarily related to the decrease in MHB sales described above.

         Sales, general and administrative expenses for the fiscal year ended September 30, 1996 increased $848,218, or approximately 51%, to $2,497,583 from $1,649,365 for the fiscal year ended September 30, 1995. This increase resulted mainly from additional operating expenses of ATI of $783,583 and additional legal and financing expenses of $64,635; offset in part by the reversal of prior year accruals(rent and legal expenses) of ATI totaling approximately $115,000 which were no longer necessary.

         Research and development expenses for the fiscal year ended September 30, 1996 amounted to $352,700 compared to $626,224 for the prior fiscal year. The decrease was attributable to the non-recurring adjustment for research and development expense of $497,277 recorded in fiscal year 1995; offset in part by an increase in research and development expenses of ATI of $223,753.

         For the fiscal year ended September 30, 1996, amortization of goodwill was $559,708 which covered a full year as compared to $207,017 for the fiscal year ended September 30, 1995 which only covered the period from May 19, 1995 to September 30, 1995.

Other Income and Expense



         Interest income amounted to $5,619 for the fiscal year ended September 30, 1996, as compared to $2,132 for the fiscal year ended September 30, 1995. This increase resulted from the interest earned on higher levels of cash maintained during fiscal year 1996.

         Interest expenses and financing costs were $152,140 for the fiscal year ended September 30, 1996 compared to $ $216,118 incurred for the fiscal year ended September 30, 1995. This decrease resulted from the reduction of interest expense on MHB's bridge loans of $213,618; offset in part by increases in interest expense of $85,000 from the operations of ATI and interest expenses of $35,000 on accounts receivable financing provided by Silicon Valley Financial Services.

         Other expense amounted to $6,141 for the fiscal year ended September 30, 1996 while other income of $50,788 was realized in the fiscal year ended September 30, 1995. This change was attributable primarily to the net non-recurring adjustment of $50,788 related to ATI's Distribution Agreement with Cadco and MHB investment in Graph Max recorded in fiscal year 1995 and discussed in the Annual Report for that period.

Net Loss

         Primarily as a result of the factors described above, the Company had net a loss of $1,591,250 ($0.28 per share) for the fiscal year ended September 30, 1996, as compared to a net loss of $688,575 ($0.14 per share) for the fiscal year ended September 30, 1995.

Financial Condition and Liquidity

         At September 30, 1996 and September 30, 1995, the Company had working capital deficiencies of ($496,067) and ($800,583), respectively, and cash and cash equivalents of $370,856 and $155,409, respectively. Net cash used in operating activities during the fiscal year ended September 30, 1996 amounted to $1,002,515 resulting primarily from a operating loss of $1,591,250, decreases in accounts payable and accrued expenses of $332,176 and increases in inventories of $21,994, partially offset by depreciation and amortization of equipment and intangible assets of $735,534, non-cash charge for services of $12,675 and decreases in accounts receivable and other assets of $194,696. Net cash provided by financing and investing activities during Fiscal Year 1996 was $1,217,962 which included sales of Company preferred stock, common stock and warrants of $1,470,820, offset in part by purchases of equipment of $50,978 and re-payment of notes payable and long-term debt of $201,880.

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

         In January 1996, the Company obtained a $1,250,000 credit line from Silicon Valley Financial Services, a division of Silicon Valley Bank. Under the terms of the agreement, Silicon Valley Financial Services will advance funds against 80% of the Company's qualified accounts receivable for an administrative fee of .25 to .5% and interest at the rate of 2% per month of the outstanding loan balance. As of September 30, 1996, the Company had an outstanding balance of approximately $46,000 against its line of credit, all of which was recorded as an advance against the Company's Accounts Receivable. The agreement also provides for the interest rate to decrease to a rate not lower than 1.25% per month as the revenues of the Company grow and meet pre-established levels.

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

         In April 1996, the Company negotiated a settlement with an investment firm that assisted the Company in the placement of its common stock under Regulation S in 1994. Under the settlement, the Company received approximately $89,000 from the exercise of the warrants granted to this firm. In May and June 1996, the Company completed Regulation S placements of 1,472,144 shares of its common stock to offshore investors resulting in net proceeds of approximately $1,250,000. In addition, the Company sold 143,116 shares of its common stock during May and June 1996 for an aggregate amount of $100,000.

         In November 1996, the Company lowered the exercise price of certain warrants (previously issued in connection with notes during fiscal years 1994 and 1995) with the intent of inducing warrant holders to exercise the warrants. As a result, the Company issued 1,125,000 shares of its common stock for which it received $212,000 and extinguished debt payable to PK&S in the amount of $268,000. In addition, the Company is attempting to raise up to $6,000,000 from the sales of its common stock through private placement and/or a rights offering to existing shareholders and redeemable warrant holders. Proceeds from these financings are expected to be used to finance any Company operating losses, to meet working capital needs, to pay outstanding payables and to expand the business.

         For the balance of fiscal year 1997, the Company's cash requirements are expected to include primarily the funding of any operating losses and the payment of outstanding payables and accrued professional fees incurred in relation to the Merger.

         Operating revenues of the Company declined slightly during fiscal year 1996, but are expected to gradually increase during fiscal year 1997. Based on current sales, expense and cash flow projections, the Company believes that the current level of cash and short-term investments on hand, the anticipated cash flow from operations, and, most significantly, the anticipated net proceeds from the financing mentioned above would be sufficient to fund operations for the immediately succeeding 12 months. There can be no assurances that the Company will consummate the above-mentioned financing, or that all of the net proceeds sought thereby will be obtained. Although the Company had expected to achieve profitability and generate positive cash flow by the forth calendar quarter of 1996, the lower than anticipated level of sales of products and services at ATI and MHB will prevent the company from reaching this level of performance until the third calendar quarter of 1997. The longer-term cash requirements of the Company to fund operating activities, purchase capital equipment and expand the business are expected to be met by the anticipated cash flow from operations and proceeds from the financings described above. However, because there can be no assurances that sales will materialize as forecasted, management will continue to closely monitor and attempt to control costs at the Company and will continue to actively seek additional capital on favorable terms.

         As a result of the Company's recurring losses from operations and working capital deficit, the report of its independent certified public accountants relating to the financial statements for the fiscal year ended September 30, 1996 contains an explanatory paragraph stating substantial doubt about the Company's ability to continue as a going concern. Such report also states that the ultimate outcome of this matter could not be determined as of the date of such report (November 15, 1996). The Company's plans to address the situation are presented above. However, there are no assurances that these endeavors will be successful or sufficient.

ITEM 7. FINANCIAL STATEMENTS

         Reference is made to the Index on page F-2 of the Consolidated Financial Statements, included herein.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The directors and executive officers of the Company and their respective ages and positions with the Company, as of September 30, 1995, along with certain biographical information (based solely on information supplied by them), are as follows:

Name                               Age     Title
----                               ---     -----
Peter Phildius (1)                  66      Chairman of the Board/Chief Executive Officer
Douglas W. Scott (1)                50      President and Chief Operating Officer
Jay C. Leatherman Jr.               52      Chief Financial Officer and Secretary
Jane Freeman                        50      Vice President of Sales and Marketing for MHB
William Martin                      49      Controller for ATI
Craig Taylor (1)(2)(3)(4)           41      Director
George Witt, Ph.D. (2)(3)           67      Director
James Groth (2)(3)                  59      Director

------------------
1.Member of Audit Committee.
2.Member of Special Independent Committee.
3.Member of Compensation Committee.
4.Resigned effective December 31, 1996

PETER P. PHILDIUS

         Mr. Phildius has been Chairman of the Company's Board of Directors since October 1990 and Chief Executive Officer since July 1996. Mr. Phildius was also Chairman of Old Avitar's Board of Directors since December 1989, and has served as Old Avitar's Chief Executive Officer since April 1991. He has been a general partner in PK&S since the firm's founding in 1985. Prior to 1985, Mr. Phildius was an independent consultant and Chairman and co-founder of Nutritional Management, Inc., a company that operates weight loss clinics (1983
- 1985), President and Chief Operating Officer of Delmed, Inc., a medical products company (1982 - 1983), President and Chief Operating Officer of National Medical Care, Inc., a dialysis and medical products company (1979 -
1981), and held a variety of senior management positions with Baxter Laboratories Inc. ("Baxter"), a hospital supply company and the predecessor of Baxter Healthcare Corporation. During the last eight years of his 18 year career at Baxter (1961 - 1979),

Mr. Phildius was Group Vice President and President of the Parenteral Division, President of the Artificial Organs Division and President of the Fenwal Division.

DOUGLAS W. SCOTT

         Mr. Scott has been the Chief Operating Officer since July 1996, was the Chief Executive Officer from August 1989 until July 1996, and has been a director of the Company since August 1989. Mr. Scott has been President of Old Avitar since December 1989, its Chief Financial Officer and Chief Operating Officer since April 1991 and its Treasurer since May 1991. Mr. Scott was also Chief Executive Officer of Old Avitar from December 1989 through April 1991, and has been a general partner in PK&S since its founding in 1985. Prior to 1985, Mr. Scott was Executive Vice President of Nutritional Management, Inc. (1983 -
1985); Senior Vice President, Operations of Delmed, Inc. (1982 - 1983); Vice President, Quality Assurance of Frito-Lay, Inc., a consumer products company (1980 - 1982); and held several senior positions at Baxter from 1970 - 1980.
The last two of these senior positions at Baxter were General Manager of the Vicra Division and General manager of Irish Operations. Mr. Scott is also a director of Candela Laser Corporation, a publicly-traded company in the business of manufacturing and marketing medical lasers. Mr. Scott received an M.B.A. from Harvard Business School.

JAY C. LEATHERMAN, JR.

         Mr. Leatherman has served as the Company's Chief Financial Officer since October 1992 and its Secretary since July 1994. He has over 16 years experience in financial management in the health care field. Mr. Leatherman served as Vice President and Chief Financial Officer of 3030 Park, Inc. and 3030 Park Management Company from 1985 to 1992, responsible for financial, management information services and business development functions for this continuing care retirement community and management company. He served as Director of Finance and Business Services for the Visiting Nurses Association of New Haven, Inc. from 1977 to 1985. In addition, he served in a variety of accounting and financial positions with Westinghouse Electric Corporation from 1969 to 1977. Mr. Leatherman has a Bachelor's Degree in Business Administration from the University of Hawaii.

JANE FREEMAN

         Ms. Freeman has served as MHB's Vice President of Sales and Marketing since May 1995. Ms. Freeman was Vice President of Clinical Services from April 1990 through May of 1995 after having served as Director of Mental Health Services for MHB since November 1987. Ms. Freeman was an Account Manager with preferred Health Care from January 1986 to October 1987. From 1980 to 1985, she served with Vista Hill Hospital, in San Diego, California for one year as a social worker and for four years as Director of the Social Services Department. She has been in private practice for over 11 years specializing in the treatment of adult survivors of sexual abuse and has been involved in the delivery of mental health care for over 18 years. Ms. Freeman is a member of the

National Association of Social Workers. She received her Bachelors Degree from Brandeis University (graduating magna cum laude) and her Masters Degree in Social Work from San Diego State University.

WILLIAM MARTIN

         Mr. Martin has served as Old Avitar's Controller since August 1991 and as its Secretary from November 1994 to May 18, 1995. He has over 25 years of accounting and financial management experience, primarily in manufacturing environments. He served as Manufacturing Controller for Delmed, Inc. from 1984 to 1986 with responsibility for the financial and planning functions of the company's four domestic and foreign manufacturing facilities. He was Director of Finance for Microsomics, Inc., a high tech manufacture of electronic components for several major defense contractors, from 1986 to 1987. Prior to joining ATI, Mr. Martin was the Controller for Barcolene, Inc., a consumer products manufacturer. He also held a variety of accounting and financial positions with Fram Corporation (1970 to 1974) and with Ludlow Corporation (1974 to 1983). Mr. Martin received his Bachelor of Science Degree in Business Administration from Bryant College.

CRAIG TAYLOR

         Mr. Taylor has served as a director of the Company since January 1989. Mr. Taylor has been a private investor for over the past 10 years. He is also Treasurer and a member of the Board of the New York City Mission Society.

GEORGE WITT, PH.D.

         Dr. Witt has served as a director of the Company since November 1986. Dr. Witt served as Chairman of the Board and Chief Executive Officer of MHB from November 1986 to August 1988, and continued as its Chairman of the Board through June 1989. Dr. Witt has maintained a private practice in clinical psychology since 1962, and has written extensively in the field of clinical psychology.
Dr. Witt served as a professor at Quinnipiac College in Connecticut and the Universidad de Puerto Rico in San Juan, Puerto Rico. He received his doctorate in Clinical Psychology from the University of Wisconsin. He is a member of the Connecticut Psychological Association and the American Psychological Association.

JAMES GROTH

         Mr. Groth has served as a director of the Company since January 1990. Mr. Groth has been President of Mountainside Corporation, a provider of corporate sponsored functions, for over the past 15 years.

Section 16(a) Compliance.

         Based solely upon certain discussions with its officers and directors, the Company is aware of the following failure to file timely reports required by

Section 16(a) of the Securities Exchange Act of 1934, as amended: James Groth failed to file one Statement of Changes of Beneficial Ownership of Securities on Form 4 with respect to 2 transactions.

ITEM 10. EXECUTIVE COMPENSATION

         Summary Compensation Table. The following table sets forth compensation earned by or paid to the Chief Executive Officer and Chief Operating Officer for fiscal year 1996 and, to the extent required by applicable Commission rules, the preceding two fiscal years. No other executive officers of the Company received annual salary and bonus in excess of $100,000 during fiscal years 1994, 1995 or 1996. All of the compensation in the table below represents management consulting fees and salary paid by the Company to PK&S for the services of Mr. Phildius and Mr. Scott.

                                                 Annual Compensation
                                                 -------------------               Long-Term
Name/Position                       Year          Salary(1)     Bonus        Compensation Options
-------------                       ----          ---------     -----        --------------------
Peter P. Phildius                   1996            $150,000      0                         0
(Chairman of the Board/             1995            $103,125      0                   250,000 (2)
Chief Executive Officer             1994            $ 75,000      0                   190,000 (3)
-July 1996)

Douglas W. Scott                    1996            $150,000      0                         0
(President/                         1995            $103,125      0                   250,000 (2)
Chief Operating Officer             1994            $ 75,000                          190,000 (3)
-July 1996/Chief Executive
 Officer-Until July 1996)

------------------

(1) Does not include $14,008, $15,864 and $ 11,371 reimbursed to PK&S for fiscal years 1994, 1995 and 1996, respectively, for business-related expenses incurred by Mr. Phildius and Mr. Scott on behalf of the Company.

(2) Reflects additional options granted to Mr. Phildius and Mr. Scott by the Company's Board of Directors in July 1995. See "--Employment Agreements" below.

(3) Reflects certain options granted to Mr. Phildius and Mr. Scott by the Company's Board of Directors in June 1994. See "--Employment Agreements" below.

         PK&S is a partnership, two of whose general partners are Messrs. Phildius and Scott. PK&S provided management consulting services to the Company through May 18, 1995 pursuant to a written consulting agreement effective May 28, 1992. Under this agreement, Messrs. Phildius and Scott each devoted approximately 20 hours per week to the Company's affairs for which the Company paid a monthly consulting fee of $14,500 and reimbursed expenses. Since May 19, 1995, the Company has paid PK&S the salary and employee benefit amounts provided under the terms of the Company's employment agreements with Messrs. Phildius and Scott. See "--Employment Agreements" below and Item 12. "Certain Relationships and Related Transactions" below.

         Stock Option Grants in Last Fiscal Year. No options were granted to Mr. Phildius and Mr. Scott in fiscal year 1996.

         Option Exercises in Last Fiscal Year and Year-Ended Option Values. No stock options or stock appreciation rights were exercised by Mr. Scott and Mr. Phildius in fiscal year 1995.

         As of September 30, 1996, Mr. Phildius and Mr. Scott each held options covering 440,000 shares of Common Stock, all of which are exercisable. The aggregate dollar value of the unexercised in-the-money options was $220,213 as of such date.

         Employee Agreements. As a condition to the consummation of the Merger, Messrs. Phildius and Scott entered into Employment Agreements (the "Employment Agreements") with the Company. Under these Employment Agreements, which commenced on May 19, 1995, Messrs. Phildius and Scott each receive an annual salary of $150,000 (subject to cost of living increases). Pursuant to the Employment Agreements, if Messrs. Phildius and/or Scott are terminated with "Cause" (as such term is defined in the Employment Agreements) by the Company or if Messrs. Phildius and/or Scott terminate their employment as a result of a breach by the Company of its obligations under such Agreements, he will be entitled to receive his annual base salary for a period of up to 18 months following such termination. In addition, if there is a "Change of Control" of the Company (as such term is defined in the Employment Agreements) and, within two years following such "Change of Control", either of Messrs. Phildius or Scott is terminated without cause by the Company or terminates his employment as a result of a breach by the Company, such executive will be entitled to certain payments and benefits, including the payment, in a lump sum, of an amount equal to up to two times the sum of (i) the executive's annual base salary and (ii) the executive's most recent annual bonus (if any). In addition, pursuant to the Employment Agreements, which have a three-year term (subject to extension), Messrs. Phildius and Scott are each entitled to annual bonus payments of up to $150,000 if the Company achieves certain levels of Pre-tax Income (as such term is defined in such Agreements).

         In August 1994, the Employment Agreements were amended to cancel the stock options granted thereunder (covering an aggregate of 203,000 shares and subject to the effectiveness of the Merger), and new options to purchase an aggregate of 380,000 shares of the Company's Common Stock at an exercise price of $0.59 per share were granted unconditionally and independently of the Employment Agreements. Such options will expire no later than June 16, 2004, and are vested and exercisable . In July 1995, the Company's Board of Directors granted additional options in the amount of 250,000 to Mr. Phildius and 250,000 to Mr. Scott. Such options have an exercise price of $0.375 per share and will expire no later than July 12, 2005. These options are vested and exercisable.

         Director Compensation. The Company presently pays its non-management directors $1,000 for each Board and Committee meeting which they attend. In consideration of the fact that the Company does not pay its non-management directors an annual retainer, the Company adopted a directors' plan (the "Directors' Plan"), which was approved by the Stockholders on May 18, 1995. Under the Directors' Plan, each non-management director is to be granted options covering 5,000 shares of the Company's Common Stock initially upon election of the Board, and each year in which he/she is selected to serve as a director. On June 16, 1994, the Board of Directors granted to each member of the Special Independent Committee options to purchase 10,000 shares of the Company's Common Stock at an exercise price of $0.59 per share, representing the fair market value of the Company's Common Stock on the date of such grant. Such options represent an initial special grant as well as the grant for calendar year 1995. Such options became effective on May 19, 1995, the consummation of the Merger. In March 1996, each non-management director received a grant of 5,000 options for calendar hear 1996.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the number of shares of the Company's Common Stock beneficially owned as of December 30, 1996 by (i) each person believed by the Company to be the beneficial owner of more that 5% of the outstanding Company Common Stock; (ii) each director of the Company; (iii) the Company Chief Executive Officer and its four most highly compensated executive officers (other than the Chief Executive Officer) who earn over $100,000 a year (of which there were none); and (iv) all directors and executive officers of the Company as a group. Beneficial ownership by the Company's stockholders has been determined in accordance with the rules promulgated under Section 13(d) of the Securities Exchange Act of 1934, as amended. All shares of the Company Common Stock are owned both of record and beneficially, unless otherwise indicated.


Name and Address of Beneficial Owner (1)                                   No. Owned        %
----------------------------------------                                   ---------       ---
Peter P. Phildius (2)(3)(5)                                                3,286,074       27.2
Douglas W. Scott (2)(4)(5)                                                 3,158,074       26.2
Phildius, Kenyon & Scott (2)(5)                                            2,556,548       21.2
James Groth (2)(7)(10)                                                        76,548         *
George Witt, Ph.D. (2)(7)                                                     48,571         *
Craig Taylor (2)(7)(8)                                                        18,643         *
A. S. Goldmen & Co., Inc.(6)                                                 706,914        5.9
All directors and executive officers as a group (3)(4)(5)(7)(8)(9)(10)     4,141,873       34.3

------------------
 *   Indicates beneficial ownership of less than one (1%) percent.

 (1) Information with respect to holders of more than five (5%) percent of the outstanding shares of the Company's Common Stock was derived from, to the extent available, Schedules 13D and the amendments thereto on file with the Commission.

 (2) The business address of such persons, for the purpose hereof, is c/o Avitar, Inc., Thorpe Avenue, Suite 101, Wallingford, Connecticut 06492.

 (3) Includes 128,000 shares of the Company's Common Stock, options to purchase shares of the Company's Common Stock and Preferred Stock convertible into 161,526 shares of the Company's Common Stock. Also includes the 2,566,548 shares of the Company's Common Stock beneficially owned by PK&S as described below in Note 5.

 (4) Includes Preferred Stock convertible into 161,526 shares of the Company's Common Stock and options to purchase 440,000 shares of the Company's Common Stock. Also includes the 2,556,548 shares of the Company's Common Stock beneficially owned by PK&S as described below in Note 5.

 (5) Represents ownership of 639,870 shares of the Company's Common Stock, options to purchase 120,000 shares of the Company's Common Stock, warrants to purchase 630,110 shares of the Company's Common Stock and Preferred Stock convertible into 1,166,568 shares of the Company's Common Stock. PK&S is a partnership of which Mr. Phildius and Mr. Scott are general partners.

 (6) The business address of A.S. Goldmen & Co., Inc. is 67 Wall Street, New York, New York 10005. Represents Underwriter Warrants to purchase up to 111,200 shares of the Company's Common Stock at an exercise price of $8.00 per share (subject to adjustment) and up to 166,800 warrants (the "Underlying Warrants"). Each Underlying Warrant entitles the holder to purchase the Company's Redeemable Warrant at an exercise price of $0.40 per Redeemable Warrant (subject to adjustment). Such Redeemable Warrants constitute the right to purchase 595,714 shares of the Company's Common Stock. The number and percentage of shares of the Company's Common Stock presented herein do not reflect certain anti-dilution provisions in respect of the Underwriter Warrants. See Part I, Item 3, Legal Proceedings.

 (7) Includes options to purchase 15,000 shares of the Company's Common Stock granted to such director under the Directors' Plan approved by the stockholders on May 18, 1995.

 (8) Does not include an aggregate of 19,701 shares of the Company's Common Stock owned by Mr. Taylor's parents and sister, of which he disclaims beneficial ownership.

 (9) Includes options to purchase 52,500 and 33,011 and 25,000 shares of the Company's Common Stock beneficially owned by Jay C. Leatherman, Jr.,
      Jane Freeman and William Martin respectively. Mr. Leatherman, Ms. Freeman and Mr. Martin are executive officers of the Company.

 (10) Does not include 10,929 shares of the Company's Common Stock owned by a trust established for Mr. Groth's children, all of which he disclaims beneficial ownership.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         PK&S, a 21.1% beneficial owner of the Company, has been providing consulting services to the Company since September 1989. On May 28, 1992, the Company entered into a written consulting agreement with PK&S which reflected the provisions of a previous oral agreement approved by the Company's Board of Directors in October 1990. Pursuant to its arrangement with the Company, PK&S provided the services of each of Messrs. Phildius and Scott to the Company for approximately 20 hours per week. In consideration for these services, the Company paid PK&S a consulting fee of $12,500 per month. In October 1992, the monthly fee paid to PK&S was increased to $14,500 to reflect and compensate for certain administrative support services provided by the PK&S staff to the Company. The aggregate of consulting fees and salaries paid and reimbursement of expenses made to PK&S by the Company for fiscal years 1996, 1995 and 1994 totaled $311,371, $194,957 and $209,143 respectively.

         In connection with its consulting arrangement with the Company, PK&S was granted options to purchase an aggregate of 1.6 million shares of the Company Common Stock prior to the one for 54.9 stock split effected by the Company in November 1991 (the "Stock Split"). In December 1991, following the Stock Split, the Company's Board of Directors canceled these previously granted options and replaced them with five-year options covering an aggregate of 120,000 shares of the Company Common Stock, of which options covering 60,000 shares are exercisable at $0.80 per share and options covering an additional 60,000 shares were exercisable at $2.00 per share. Such options were granted to PK&S as compensation for services rendered to the Company. The number of shares of Company Common Stock covered by such options was approximately 91,000 shares more than those which PK&S would have received pursuant to the Stock Split alone, and the exercise prices and other terms of such options were more favorable than those of the options that they replaced. On June 16, 1994, the Company's Board of Directors canceled the options covering 60,000 shares with an exercise price of $2.00 per share and replaced them with options covering a like number of shares, at $0.59 per share, the fair market value of the Company Common Stock as of June 16, 1994. The 120,000 shares of Company Common Stock covered by such options are subject to certain demand registration rights granted to PK&S. Pursuant to these registration rights, PK&S has the right, which commenced on September 18, 1993, to cause the Company to register the shares of the Company Common Stock underlying these options.

         On September 3, 1994, PK&S made a bridge loan to the Company in the amount of $300,000, with interest payable thereon monthly in arrears at 10% per annum. The loan is to be repaid in the amount of one-third of the net proceeds to the Company (up to $300,000 plus accrued interest thereon) resulting from a private placement of the Company securities upon the earlier of September 2, 1995. In connection with the loan, the Company granted to PK&S warrants to purchase 300,000 shares of the Company's Common Stock at an exercise price of $0.65 per share, the average bid price of the Company Common Stock during the 10 days prior to August 17, 1994, the date the loan from PK&S was approved by the Special Independent Committee. The warrants expire five years from the date of grant thereof, and have piggy-back registration rights.

         On December 16, 1994, the Company granted to PK&S warrants to purchase 112,500 shares of the Company's Common Stock at an exercise price of $0.50 per share in connection with an additional bridge loan of $75,000 made by PK&S to the Company. In addition, during January 1995, Messrs. Phildius and Scott and Michael Kenyon, a general partner of PK&S, made bridge loans in an aggregate amount of $110,000 to the Company. In connection with these loans, the Company granted to them warrants to purchase an aggregate of 165,000 shares of the Company Common Stock at an exercise price of $0.50 per share. The warrants expire four years from the date of grant and have certain registration rights.

         In connection with the bridge loans totaling $375,000 made by PK&S to the Company, PK&S, on September 30, 1995, exchanged its bridge note, and accrued interest thereon, for 388,856 shares of Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock entitles PK&S to convert it at any time into three shares of the Company's Common Stock and receive dividends in an amount equal to 110% of any dividends paid on the Company's Common Stock into which each share is convertible.

         On May 19, 1995, the Company's Consulting Agreement ended and was replaced by the Employment Agreements with Messrs. Phildius and Scott (See -- "Employment Agreements"). As requested by Messrs. Phildius and Scott and approved by the Company's Board of Directors, the salary and benefits provided under the Employment Agreements will be paid directly to PK&S.

         In July 1995, the Company entered into a consulting agreement with Richard Freemen, M.D., the son-in-law of the Company's Chairman and Chief Executive Officer. Under this agreement, Dr. Freemen will act as Chairman of ATI's Medical Advisory Board and will be compensated $5,000 per month for the duration of the agreement. In addition, Dr. Freemen received options to purchase 20,000 shares of the Company's Common Stock.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

Exhibit No.                                    Document
-----------                                    ---------
     (C)  2.1              Agreement and Plan of Merger by and between MHB
                           and MHB Acquisition Incorporated and Avitar, Inc., dated April 14, 1993.

     (E)  2.1.1            Amendment to Agreement and Plan of Merger by
                           and Between MHB, MHB Acquisition Incorporated and
                           Avitar, Inc., dated as of August 12, 1993.

     (E)  2.1.2            Amendment to Agreement and Plan of Merger
                           between MHB, MHB Acquisition Incorporated and Avitar,
                           Inc., dated November 10, 1993.

     (F)  2.1.3            Amendment to Agreement and Plan of Merger
                           between MHB, MHB Acquisition Incorporated and Avitar,
                           Inc., dated as of August 15, 1994.

     (J)  2.1.4            Amendment to Agreement and Plan of Merger
                           between MHB, MHB Acquisition Incorporated and Avitar,
                           Inc., dated as of December 20, 1994.

     (I)  3.1              Certificate of Amendment to the Certificate of
                           Incorporation of the Company dated May 19, 1995.

     (I)  3.2              Certificate of Amendment of the Certificate of
                           Incorporation of the Company dated June 5, 1995.

     (A)  4.1              Specimen Copies representing the Company's Common
                           Stock and Redeemable Warrants.

     (F)  4.2              Specimen Certificates representing the Company's
                           Class A Warrants and Class B Warrants.

     (F)  4.3              Warrants granted to Phildius, Kenyon & Scott as of
                           September 5, 1994.

     (M)  4.4              Certificate of Designations, Rights and Preferences
                           of Series A Redeemable Convertible Preferred Stock.

     (E) 10.1              Agreement between MHB, Peter N. Christos, D.H.
                           Blair Holdings, Inc. and Suzanne Schiller, dated October 25, 1993, with respect to the exchange of 10% convertible promissory notes.

     (E) 10.2              Agreement between MHB, Avitar, Inc., Peter N.
                           Christos, and D.H. Blair Investment Banking Corp., dated October 25, 1993, with respect to exchange of

                           10% convertible promissory notes of Avitar, Inc. relating to the Merger.

     (E) 10.3              Employment Agreement between MHB and Peter P.
                           Phildius, dated as of July 23, 1993.

     (F) 10.3.1            Amended and Restated Employment Agreement
                           between MHB and Peter P. Phildius, dated as of August
                           15, 1994.

     (E) 10.4              Employment Agreement between MHB and Douglas W.
                           Scott, dated as of July 23, 1993.

     (F) 10.4.1            Amended and Restated Employment Agreement between
                           MHB and

                           Douglas W. Scott, dated as of August 15, 1994.

     (F) 10.5.1            Form of Warrant Agreement respecting the Class
                           A Warrants between the Company and Continental Stock
                           Transfer & Trust Company.

     (F) 10.5.2            Form of Warrant Agreement respecting the Class
                           B Warrants between the Company and Continental Stock
                           Transfer & Trust Company.

     (A) 10.5.3            Form of Warrant Agreement respecting the
                           Company Redeemable Warrants between the Company and
                           Continental Stock Transfer & Trust Company.

     (F) 10.5.4            Form of First Amendment to Warrant Agreement
                           respecting the Company Redeemable Warrants between the Company and Continental Stock Transfer & Trust
                           Company.

     (C) 10.6 Marketing Agreement between MHB and American Insurance Auditors, Inc., dated May 6, 1993.

     (D) 10.7 Marketing Agreement between MHB and Medgate, Inc., dated January 5, 1993.

     (E) 10.8 Client Services Agreement for Psychiatric Review Services between MHB and Phoenix Home Life Mutual of Enfield, Connecticut, dated November 1, 1993.

     (E) 10.9 Broker Agreement between MHB and Medical Review Systems, L.P., dated October 28, 1993.

     (C) 10.10             Form of Consulting Agreement between MHB and A.S.
                           Goldmen & Co., Inc., dated August 11, 1992.


     (C) 10.11             Consulting Agreement between MHB and The Equity
                           Group, Inc., dated October 18, 1991.

     (C) 10.12             Agreement between MHB and Peer Review Analysis,
                           Inc., dated May 28, 1992.

     (F) 10.13             Consulting Agreement between MHB and Phildius,
                           Kenyon & Scott, dated November 29, 1989, as amended.

     (B) 10.14             Agreement between MHB and Massachusetts General
                           Physicians Corporation, dated August 13, 1992.

     (D) 10.15             Loan Agreement, Promissory Note and Security
                           Agreement, each between MHB as Lender and Avitar, Inc. as Debtor, dated December 4, 1992.

     (E) 10.16             Amended and Restated Loan Agreement, dated as of
                           December 4, 1992, and as amended as of August 12, 1993 between MHB and Avitar, Inc.

     (E) 10.17             Form of Consent of Holders of Series A 10%
                           Cumulative Convertible Preferred Stock of Avitar,
                           Inc., in connection with the Merger.

     (F) 10.18             Promissory Note executed by MHB to Phildius, Kenyon
                           & Scott, dated September 3, 1994.

     (F) 10.19             Sales Consultant Agreement between MHB and Charles
                           P. Collins, dated September 7, 1993.

     (G) 10.20             Client Services Agreement for Psychiatric and
                           Substance Abuse Review Services between Registrant and the Colonial Life Insurance Company d/b/a Chubb
                           LifeAmerica dated November 1, 1994.

     (G) 10.21             Promissory Noted executed by MHB to Phildius, Kenyon
                           & Scott dated December 16, 1994.

     (G) 10.22             Warrant Agreement executed by MHB to Phildius,
                           Kenyon & Scott dated December 16, 1994.

     (H) 10.23             Form of 11% Promissory Note executed by the Company
                           to parties providing the bridge loans between January - May 1995.

     (H) 10.24             Form of Warrant Agreement executed by the Company to
                           parties providing the bridge loans between January - May 1995.

     (H) 10.25             Lease Agreement executed by Avitar, Inc. and the
                           Company to KBC Realty Trust, dated March 22, 1995.


     (K) 10.26             Agreement between the Company and Silicon Valley
                           Financial Services dated January 18, 1996

     (K) 10.27             Agreement between the Company and Simplex Medical
                           Systems, Inc. dated March 14,1996

     (L) 10.28             Form of Offshore Securities Agreement between
                           the Company and parties purchasing common stock under Regulation S during May-June 1996

     (L) 10.29             Form of Subscription Agreement between the Company
                           and parties purchasing common stock during May-June
                           1996

     (M) 21.1              Subsidiaries of the Company.
         23.1              Consent from BDO Seidman, LLP
         27.1              Financial Data Schedule

------------------

 (A) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Registration Statement on Form S-18, including all amendments filed thereto (Commission File No. 33-47365-B), and incorporated herein by reference.

 (B) Previously filed with the Securities and Exchange Commission as an Exhibit to MHB's Annual Report on Form 10-Ksb for the fiscal year ended September 30, 1992 (Commission File No. 0-20316), and incorporated herein by reference.

 (C) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Quarterly Report for the fiscal quarter ended June 30, 1993 (Commission File No. 0-20316), and incorporated herein by reference.

 (D) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Report on Form 8-K, dated January 4, 1993, as amended by Amendment No. 1 thereto on Form 8, dated January 25, 1993, and each incorporated herein by reference.

 (E) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Registration Statement on Form S-4 (Commission File No. 33-71666), and incorporated herein by reference.

 (F) Previously filed with the Securities and Exchange Commission as an Exhibit to MHB's Amendment No. 1 to the Registration Statement on
     Form S-4 (Commission File No. 33-71666), as filed on October 12, 1994, and incorporated herein by reference.

 (G) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Quarterly Report for the fiscal quarter ended December 31,

     1994 (Commission File No. 0-20316), and incorporated herein by reference.

 (H) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Quarterly Report for the fiscal quarter ended March 31, 1995 (Commission File No. 02-20316), and incorporated herein by reference.

 (I) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Quarterly Report for the fiscal quarter ended June 30, 1995 (Commission File No. 0-20316), and incorporated herein by reference.

 (J) Previously filed with the Securities and Exchange Commission as an exhibit to MHB's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1994 (Commission File No. 0-20316), and incorporated herein by reference

 (K) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Quarterly Report for the fiscal quarter ended March 31, 1996 (Commission File No. 0-20316), and incorporated herein by reference.

 (L) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Quarterly Report for the fiscal quarter ended June 30, 1996 (Commission File No. 0-20316), and incorporated herein by reference.

 (M) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Annual Report on Form 10Ksb for the fiscal year ended September 30, 1995 (Commission File No. 0-20316), and incorporated herein by reference.

 (b) Reports on Form 8-K:

         On September 30, 1996, filed with the Securities and Exchange Commission a report on Form 8-K, Item 5.

                              SIGNATURES

         In accordance with Section 13 of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:            January 13, 1997

                                  AVITAR, INC.

                                  (Registrant)

                                   By:      /s/   Peter P. Phildius
                                            ---------------------------
                                            Peter P. Phildius
                                            Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                                               Title                                Date
----                                               -----                                ----
/s/     Peter P. Phildius                Chairman of the Board and                  January 13, 1997
-----------------------------------        Chief Executive Officer
Peter P. Phildius                          (Principal Executive Officer);
                                           and Director

/s/     Douglas W. Scott                 President and Chief Operating              January 13, 1997
-----------------------------------        Officer and Director
Douglas W. Scott

/s/     J.C. Leatherman, Jr.             Chief Financial Officer and                January 13, 1997
-----------------------------------        Secretary (Principal Financial
J.C. Leatherman, Jr.                       and Accounting Officer)


Not required-Resigned on
December 31, 1996                        Director                                   January 13, 1997
-----------------------------------
Craig Taylor

/s/     George Witt, Ph.D.               Director                                   January 13, 1997
-----------------------------------
George Witt, Ph.D.

/s/     James Groth                      Director                                   January 13, 1997
-----------------------------------
James Groth

                                                  Avitar, Inc.
                                              and Subsidiaries

                                             Consolidated Financial Statements
                                       Years Ended September 30, 1996 and 1995

                                                   Avitar, Inc.
                                               and Subsidiaries

-------------------------------------------------------------------------------
                                              Consolidated Financial Statements
                                        Years Ended September 30, 1996 and 1995

                                                                   Avitar, Inc.
                                                               and Subsidiaries

                                                                       Contents

-------------------------------------------------------------------------------

      Report of independent certified public accountants                     F-3

      Consolidated financial statements:
        Balance sheet                                                        F-4
        Statements of operations                                             F-5
        Statements of stockholders' equity                                   F-6
        Statements of cash flows                                       F-7 - F-8
        Notes to consolidated financial statements                    F-9 - F-26

Report of Independent Certified Public Accountants


To the Board of Directors and Stockholders
Avitar, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Avitar, Inc., and subsidiaries as of September 30, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended September 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Avitar, Inc. and subsidiaries as of September 30, 1996, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 1996 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficit as of September 30, 1996. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BDO Seidman, LLP

New York, New York

November 15, 1996
                                       F-3

                                                                    Avitar, Inc.
                                                                and Subsidiaries

                                                      Consolidated Balance Sheet

=======================================================================================================
September 30, 1996
-------------------------------------------------------------------------------------------------------
Assets
Current:
   Cash and cash equivalents                                                                $   370,856
   Accounts receivable, net of allowance for doubtful accounts of $7,000                        463,922
   Inventories                                                                                  191,443
   Prepaid expenses and other                                                                    72,467
-------------------------------------------------------------------------------------------------------
        Total current assets                                                                  1,098,688
Property and equipment, net                                                                     477,141
Goodwill, net of accumulated amortization of $766,725                                         4,830,390
Other assets                                                                                     29,088
-------------------------------------------------------------------------------------------------------
                                                                                            $ 6,435,307
=======================================================================================================
Liabilities and Stockholders' Equity
Current:
   Notes payable to affiliate                                                               $   275,000
   Accounts payable                                                                             452,010
   Accrued expenses                                                                             534,887
   Current portion of long-term debt                                                            332,858
-------------------------------------------------------------------------------------------------------
        Total current liabilities                                                             1,594,755
Long-term debt, less current portion                                                            314,782
-------------------------------------------------------------------------------------------------------
        Total liabilities                                                                     1,909,537
-------------------------------------------------------------------------------------------------------
Commitments and contingency (Note 8)
Stockholders' equity:
   Series A convertible preferred stock, $.01 par value; authorized
      5,000,000 shares; 1,275,261 shares issued and outstanding                                  12,752
   Common stock, $.01 par value; authorized 25,000,000 shares; 6,966,884
      shares issued and outstanding                                                              69,669
   Additional paid-in capital                                                                12,958,934
   Accumulated deficit                                                                       (8,515,585)
-------------------------------------------------------------------------------------------------------
        Total stockholders' equity                                                            4,525,770
-------------------------------------------------------------------------------------------------------
                                                                                            $ 6,435,307
=======================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                                    Avitar, Inc.
                                                                and Subsidiaries

                                           Consolidated Statements of Operations

========================================================================================================
Year ended September 30,                                                          1996              1995
---------------------------------------------------------------------------------------------------------
Revenues:
   Sales                                                                    $4,348,340       $ 3,512,825
   Other income                                                                492,819                 -
---------------------------------------------------------------------------------------------------------
        Total revenues                                                       4,841,159         3,512,825
---------------------------------------------------------------------------------------------------------
Operating expenses:
   Direct cost of revenues                                                   2,862,550         1,540,596
   Selling, general and administrative expenses                              2,497,583         1,649,365
   Research and development expenses                                           352,700           626,224
   Amortization of goodwill                                                    559,708           207,017
---------------------------------------------------------------------------------------------------------
        Total operating expenses                                             6,272,541         4,023,202
---------------------------------------------------------------------------------------------------------
        Loss from operations                                                (1,431,382)         (510,377)
---------------------------------------------------------------------------------------------------------
Other income (expense):
   Interest income                                                               5,619             2,132
   Interest expense and financing costs (includes $24,750 and
      $89,985 to affiliates)                                                  (152,140)         (216,118)
   Other, net                                                                   (6,141)           50,788
---------------------------------------------------------------------------------------------------------
        Total other expense                                                   (152,662)         (163,198)
---------------------------------------------------------------------------------------------------------
        Loss before provision for income taxes                              (1,584,044)         (673,575)
Provision for income taxes                                                       7,206            15,000
Net loss                                                                   $(1,591,250)      $  (688,575)
=========================================================================================================
Loss per share                                                             $      (.28)      $      (.14)
=========================================================================================================
Weighted average number of common and common
   equivalent shares outstanding                                             5,772,617         4,940,517
=========================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                                    Avitar, Inc.
                                                                 and Subsidaries

                                Consolidated Statements of Stockholders' Equity

====================================================================================================================================
Years ended September 30, 1996 and 1995
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                      Net unrealized
                                                                                                                         loss on
                                                                                                                      investment in
                                              Preferred stock        Common stock                                       marketable
                                          --------------------    -------------------       Additional   Accumulated      equity
                                            Shares     Amount      Shares      Amount    paid-in capital   deficit       security
------------------------------------------------------------------------------------------------------------------------------------
Balance at October 1, 1994                         -   $    -    4,610,953    $46,110    $ 9,856,698     $(6,235,760)  $(23,710)
Sale of common stock and warrants                  -        -      200,000      2,000         98,000               -          -
Issuance of common stock for services              -        -       25,000        250         12,250               -          -
Conversion of notes payable                1,097,981   10,980            -          -      1,087,001               -          -
Issuance of warrants                               -        -            -          -         62,329               -          -
Issuance of common stock and warrants
   in merger                                       -        -      341,497      3,415        251,547               -          -
Write-off of investment in marketable
   equity security                                 -        -            -          -              -               -     23,710
Net loss                                           -        -            -          -              -        (688,575)         -
-----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1995              1,097,981   10,980    5,177,450     51,775     11,367,825      (6,924,335)         -
Sale of preferred stock                       50,000      500            -          -         49,500               -          -
Sale of common stock and warrants, net
   of expenses                                     -        -    1,777,434     17,774      1,421,236               -          -
Issuance of common stock for services              -        -       12,000        120         12,555               -          -
Conversion of notes payable                  127,280    1,272            -          -        126,008               -          -
Placement fees                                     -        -            -          -        (18,190)              -          -
Net loss                                           -        -            -          -              -      (1,591,250)         -
-----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1996              1,275,261  $12,752    6,966,884    $69,669    $12,958,934     $(8,515,585)    $    -
===================================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                                    Avitar, Inc.
                                                                and Subsidiaries

                                           Consolidated Statements of Cash Flows
                                Increase (Decrease) in Cash and Cash Equivalents

===============================================================================================================
Year ended September 30,                                                            1996                1995
----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net loss                                                                    $(1,591,250)       $   (688,575)
   Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities:
        Depreciation and amortization                                              175,826              63,704
        Amortization of goodwill                                                   559,708             207,017
        Write-off of investment in marketable equity security                            -              49,860
        Noncash charge for services                                                 12,675                   -
        Noncash charges for consulting and other expenses, net                           -              95,432
        Acquired research and development                                                -             497,237
        Changes in operating assets and liabilities:
           Decrease (increase) in accounts receivable                              171,767            (182,652)
           Increase in inventories                                                 (21,994)            (14,620)
           Decrease (increase) in prepaid expenses and other
              current assets                                                         1,985             (65,059)
           Decrease in other assets                                                 20,944               1,844
           Increase (decrease) in accounts payable, accrued
              expenses and consulting fees and customer advances                  (332,176)             85,153
        Other                                                                            -              21,382
---------------------------------------------------------------------------------------------------------------
              Net cash provided by (used in) operating activities               (1,002,515)             70,723
---------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Investment in affiliate                                                               -          (1,064,000)
   Purchases of property and equipment                                             (50,978)            (46,551)
   Increase in deferred acquisition costs                                                -            (112,075)
   Cash acquired in merger                                                               -              19,544
---------------------------------------------------------------------------------------------------------------
              Net cash used in investing activities                                (50,978)         (1,203,082)
---------------------------------------------------------------------------------------------------------------
===============================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                                    Avitar, Inc.
                                                                and Subsidiaries

                                           Consolidated Statements of Cash Flows
                                Increase (Decrease) in Cash and Cash Equivalents

=========================================================================================================
Year ended September 30,                                                        1996            1995
---------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Proceeds from note payable and warrants                                 $        -      $    940,000
   Repayments of notes payable and long-term debt                            (201,880)         (113,731)
   Sales of preferred stock, common stock and warrants                      1,470,820           100,000
---------------------------------------------------------------------------------------------------------
              Net cash provided by financing activities                     1,268,940           926,269
---------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                          215,447          (206,090)
Cash and cash equivalents, beginning of year                                  155,409           361,499
---------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                     $  370,856      $    155,409
=========================================================================================================
Supplemental disclosures of cash flow information:
   Cash paid during the year for:
      Interest                                                             $   45,887      $     53,271
      Income taxes                                                                  -             7,500
=========================================================================================================
Supplemental schedule of noncash investing and financing
   activities:
      During 1995:
        Common stock and warrants valued at $251,547 were issued
           for merger.
        Notes payable of $1,040,000 and accrued interest of $57,981 were converted into preferred stock.
        Accounts payable of $223,172 were converted into long-term debt.
      During 1996:
        Notes payable of $125,000 and accrued interest of $2,280 were converted into preferred stock.
        Accounts payable of $131,000 were converted into long-term debt.
        Capital leases totaling $76,313 were entered into.
=========================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                                    Avitar, Inc.
                                                               and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

1.  Description of       Avitar, Inc. ("Avitar" or the "Company") (formerly
    Business and Basis   Managed Health Benefits Corporation (see Note 3)),
    of Presentation      through its wholly-owned subsidiary, Managed Health
                         Benefits Corporation ("MHB"), is in the business of providing cost containment services to assist employers and other third-party payers in controlling costs of group medical, workers' compensation and disability benefits. MHB has targeted certain economically significant benefit areas where it believes health benefit payors have difficulty in controlling costs:
                         mental health, hospitalization and occupational health and safety. Most of MHB's customers are located or headquartered in the United States.

                         As discussed in Note 3, in May 1995, the Company acquired Avitar, Inc. (which changed its name to Avitar Technologies, Inc. ("ATI")). ATI designs, develops, manufactures and markets healthcare products and services. ATI sells its products and services primarily to large medical supply companies.

                         The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations and has a working capital deficit as of September 30, 1996 of $496,067. The Company raised net proceeds aggregating approximately $1,500,000 during the years ended September 30, 1996 and 1995 from the sale of stock and a total of $1,240,000 during the years ended September 30, 1995 and 1994 from the issuance of notes, of which $1,200,000 was subsequently converted to equity (see Note 6). The Company is attempting to obtain additional equity financing. Based upon current revenues, expenses and cash flow projections, the Company believes the current level of working capital, anticipated cash flow from operations, and expected net proceeds from future equity financings noted above will be sufficient to finance the Company's operating needs until the combined operations achieve profitability. There can be no assurances that forecasted results will be achieved or that additional financing will be obtained. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                                                                    Avitar, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

2. Summary of            Principles of Consolidation
   Significant
   Accounting Policies   The consolidated financial statements include the
                         accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

                         Revenue Recognition

                         Sales of ATI's products and services are recorded in the period the products are shipped or services are provided.

                         Revenues for MHB's utilization reviews are recognized as services are provided, based upon agreed-upon fees per hour, or agreed-upon fees per service when services are completed. For bill review services, revenues are recognized at a fixed percentage of recoveries identified in recommendations to its clients or at a fixed percentage of the face amount of each bill review performed for its clients.

                         Cash Equivalents

                         The Company considers all highly liquid investments and interest-bearing certificates of deposit with original maturities of three months or less to be cash equivalents.

                         Inventories

                         Inventories are recorded at the lower of cost (determined by the first-in, first-out method) or market.

                         Property and Equipment

                         Property and equipment (including equipment under capital leases) is recorded at cost at the date of acquisition. Depreciation is computed using the straight-line method over the estimated useful lives of the assets (three to seven years). Leasehold improvements are amortized over the terms of the leases.

                                                                    Avitar, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

                         Goodwill

                         Goodwill, resulting from the acquisition of ATI (see
                         Note 3), is amortized on the straight-line basis over 10 years. The Company periodically assesses the continuing recoverability of goodwill based upon nondiscounted cash flow forecasts from estimated sales of the acquired products. If the forecasts result in valuations below the carrying value of goodwill, adjustments will be recorded to reduce the carrying value.

                         Research and Development

                         Research and development costs, including acquired research and development from ATI, are expensed as incurred.

                         Loss Per Share

                         Loss per common share is based on the weighted average number of common shares outstanding in each year. Common stock equivalents, including convertible preferred stock, options and warrants, have not been included because they are antidilutive.

                         As required by APB Opinion No. 15, supplementary loss per share for the year ended September 30, 1996 was $.25. For this calculation, shares issued subsequent to September 30, 1996 upon the retirement of notes payable to affiliates (see Note 14) are included in the weighted average number of shares as of October 1, 1995.

                         Income Taxes

                         Income taxes are accounted for on the liability method, where deferred income taxes are provided on the differences in bases of assets and liabilities between financial reporting and tax returns using enacted rates. Valuation allowances have been recorded (see
                         Note 10).

                                                                    Avitar, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

                         Fair Value of Financial Instruments

                         The carrying amounts of cash, accounts receivable and accounts payable approximate fair value because of the short-term nature of these items. The current fair values of the notes payable and long-term debt approximate fair value because of the respective interest rates.

                         Recent Accounting Standards

                         SFAS No. 121 - In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which requires that certain long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The adoption of this pronouncement in fiscal 1997 is not expected to have a significant effect on the Company's financial statements.

                         SFAS No. 123 - In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation", which allows the choice of either the intrinsic value method or the fair value method of accounting for employee stock options. The Company has selected the option to continue the use of the current intrinsic value method in fiscal 1997.

3.   Acquisition         In December 1992, the Company entered into a letter
                         agreement and, on April 14, 1993, the Company executed a definitive merger agreement to acquire all of the outstanding capital stock of Avitar, Inc. (name subsequently changed to "Avitar Technologies, Inc.")
                         ("ATI"), a small publicly-held company that designs, develops, manufactures and markets medical products and services. Certain of the principals of Phildius, Kenyon
                         & Scott ("PK&S") (see Note 8), who are executive


                         officers, directors and stockholders of the Company, had similar positions at ATI. The transaction was consummated on May 19, 1995.

                                                                    Avitar, Inc.
                                                                and Subsidiaries

                                     Notes to Consolidated Financial Statements

================================================================================

                         The aggregate acquisition consideration paid to the ATI security holders was (i) 341,497 shares of the Company's common stock, (ii) 815,019 of the Company's redeemable warrants, each exercisable to purchase 2.63 shares of the Company's common stock at $2.66 per share, (iii) warrants to purchase 1,000,000 shares of the Company's common stock at an exercise price of $12 per share for a period of five years from date of closing of the merger, and (iv) warrants to purchase 400,000 shares of the Company's common stock at $3.82 per share for a period of four months from the date of closing (which have expired). In addition, the Company is also obligated to issue (i) 142,890 shares of common stock, (ii) 341,737 redeemable warrants, each exercisable to purchase 2.63 shares of the Company's common stock at $2.66 per share and (iii) warrants to purchase 397,640 shares of the Company's common stock at an exercise price of $12 per share for a period of five years from the date of closing of the merger upon the exercise of the then outstanding ATI Class A warrants, Class B warrants and bridge warrants (collectively the "ATI Warrants"). None of the underlying ATI Warrants have been exercised as of September 30, 1996. In connection with this acquisition, the Company contributed its business to a newly formed, wholly-owned subsidiary, Managed Health Benefits Corporation.

                         Pursuant to a letter agreement dated December 4, 1992 and subsequently amended, the Company agreed, in connection with the merger transaction, to consider providing working capital financing to ATI. All advances made by the Company bore interest at a rate of 2% above the prime rate. The Company obtained a security interest in ATI's assets, primarily patents, product rights and interests therein, as collateral for the advances. In addition, the Company received warrants to purchase five million shares of ATI's common stock (the "Loan Warrants") at an exercise price of $.25 per share. The Loan Warrants terminated upon consummation of the merger transaction. Net advances to ATI made under this agreement amounted to $2,796,000, including a repayment of $425,000 by ATI, as of September 30, 1994 (an additional $1,064,000 was advanced during the period from October 1, 1994 through May 19, 1995). Interest charged on the advances totaled $172,593 in fiscal 1994. Since future interest charges

                                                                    Avitar, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

                         were considered not to be collectible, no interest was recorded as revenue in fiscal 1995. Amounts previously recorded in interim financial statements in fiscal 1995 ($208,000) were reversed in the fourth quarter.

                         The acquisition was accounted for as a purchase and, accordingly, ATI's assets and liabilities were recorded at their estimated fair values and operations were included in the consolidation from the date of the acquisition (May 19, 1995). The excess of the purchase price (value of issued securities plus prior advances to ATI and assumed liabilities) over the assets acquired totaled approximately $5,600,000, which was classified as goodwill. Acquired research and development was valued at approximately $500,000 and that amount was written off as research and development expense immediately after the acquisition.

                         Pro forma operating results, as if the acquisition had occurred October 1, 1994 follow. These pro forma results for 1995 reflect (i) the write-off of acquired research and development in fiscal 1994 (rather than 1995); and (ii) amortization of goodwill.


                        September 30,                                      1995
                        --------------------------------------------------------
                        Revenues                                   $  4,679,940
                        Net loss                                     (1,452,380)
                        Net loss per share                                 (.29)
                        ========================================================



4.   Inventories        At September 30, 1996, inventories consist of the
                        following:

                        --------------------------------------------------------
                        Raw materials                                  $109,045
                        Work-in-process                                  26,519
                        Finished goods                                   55,879
                        --------------------------------------------------------
                                                                       $191,443
                        ========================================================

                                                                    Avitar, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

5. Property and          At September 30, 1996, property and equipment consists
   Equipment             of the following:

                        --------------------------------------------------------
                        Equipment                                      $682,692
                        Furniture and fixtures                           56,714
                        Leasehold improvements                           20,874
                        --------------------------------------------------------
                                                                        760,280
                        Less: Accumulated depreciation and
                          amortization                                  283,139
                        --------------------------------------------------------
                                                                       $477,141
                        ========================================================

                         At September 30, 1996, the cost of equipment under capital leases was $539,390 and the related accumulated amortization was $178,230.


6. Notes Payable         In fiscal 1994, the Company raised $300,000 and, in
                         fiscal 1995, it raised an additional $940,000 from the issuance of short-term notes and warrants to purchase the Company's common stock. The notes were payable within one year from issuance and they bore interest at an annual rate ranging from 10% to 11%. The Company issued warrants to purchase 1,410,000 shares of its common stock at exercise prices ranging from $.50 to $.63 per share (fair value at the grant dates) for a five-year period. The estimated fair value of the warrants was treated as a debt discount and was credited to additional paid-in capital. Of the total amount raised, $485,000 was received from officers and stockholders of the Company and PK&S.

                         In 1995 and 1996, debt holders (including related parties) agreed to exchange their debt totaling $1,165,000, and interest accrued thereon totaling $60,261, for 1,225,261 shares of convertible preferred stock (see Note 9 for a description of the preferred stock). The value of the preferred stock approximated the value of the debt and accrued interest; accordingly, no gain or loss resulted from this transaction. As of September 30, 1996, all of these notes were either converted to preferred stock or repaid.

                                                                    Avitar, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

                         In December 1992, PK&S advanced ATI $350,000 to fund operations and provide working capital. These advances are due on demand and bear interest at prime plus 1/2%. PK&S reduced this balance to $275,000 in a prior year as settlement for a $75,000 receivable due to ATI. In connection with the exercise of warrants, this debt was reduced by $268,000 (see Note 14).


7.   Long-term Debt      Long-term debt consists of the following:

                         -------------------------------------------------------
                         Note payable in monthly installments through
                           June 1998, uncollateralized, with interest
                           at rates ranging from 8% to 10%              $350,302
                         Obligations under capital leases (see Note 8)   297,338
                         -------------------------------------------------------
                                                                         647,640
                         Less:   Current maturities                      332,858
                         -------------------------------------------------------
                                                                        $314,782
                         =======================================================

                         The notes payable are primarily to the Company's prior law firm and a vendor. The amounts were reclassified from accounts payable when notes were negotiated between the parties. The Company is in default on payments to the law firm and the remaining balance, $203,000, is included in current maturities.


8. Commitments and       Leases
   Contingency
                         MHB and ATI lease office space under operating leases which expire in years through 2006. Certain additional costs are incurred in connection with the leases and the leases may be renewed for additional periods. ATI leases certain equipment under capital leases.

                         Rental expense under all noncancelable operating leases charged to operations for the years ended September 30, 1996 and 1995 was $356,892 and $196,612, respectively.

                                                                    Avitar, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

                         The Company issued warrants to purchase 150,000 shares of its common stock to one of its lessors. The warrants are exercisable at $.50 per share and expire in 1999. No warrants have been exercised as of September 30, 1996.

                         Future minimum rentals are as follows:

                                                       Capital         Operating
                         -------------------------------------------------------
                         1997                         $125,522       $   417,713
                         1998                          116,334           488,346
                         1999                          103,718           490,673
                         2000                           39,777           563,600
                         2001                            4,276           574,633
                         Thereafter                          -         1,747,397
                         -------------------------------------------------------
                         Total minimum lease payments  389,627        $4,282,362
                                                                   =============
                         Less:  Amounts representing
                                interest                92,289
                         ----------------------------------------
                         Present value of net minimum
                          lease payments              $297,338
                         =======================================================


                         License/Supply Agreements

                         In June 1994, ATI entered into a license agreement and a supply agreement with Calgon Vestal Laboratories, Inc. ("Calgon"), its largest customer. The supply agreement and license agreement were both for a term of five years with a five-year renewal term upon agreement of Calgon and ATI. The supply agreement required ATI to supply to Calgon and Calgon to purchase from ATI all of the Hydrasorb(Trademark) wound dressings Calgon resells in the exclusive territory of North America and South America, excluding Canada (the "Territory").


                         Calgon had agreed to purchase certain minimum amounts of Hydrasorb(Trademark) products. Calgon agreed to pay ATI a royalty as determined by a formula based on Calgon's profits on net sales of the Hydrasorb(Trademark) products. In the event ATI terminated the supply agreement and the license agreement for Calgon's failure to purchase the required quantity of Hydrasorb(Trademark) products, ATI would pay Calgon an amount equal to $7,083 multiplied

                                                                    Avitar, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

                         by a number equal to the difference between (a) the number of calendar months, if any, remaining during the initial term of the supply agreement and (b) 14. Royalty revenues were not material in 1995 or 1996.

                         Under the license agreement, Calgon paid $425,000 to ATI for an exclusive license to use (a) the licensed trademark for Hydrasorb(Trademark) and (b) certain technology for the manufacture, use and sale of Hydrasorb(Trademark) products in the Territory. The license fee was being amortized over the term of the license agreement.

                         The Calgon agreements were substantially modified in fiscal 1996, eliminating, among other matters, the minimum amounts of Calgon purchases from ATI. In consideration for these modifications, Calgon paid $250,000 to ATI and eliminated ATI's future obligations under the license agreement, which amounted to approximately $243,000 at the date of the modification. The aggregate amount ($493,000) is included in other income in 1996.

                         Employment/Consulting Agreements

                         In October 1990, the Board of Directors of the Company approved a $12,500 monthly consulting fee, plus expenses, to PK&S for management services rendered to the Company. In fiscal 1993, this monthly fee was increased to $14,500. Certain of the principals of PK&S are executive officers and directors of the Company and ATI. In addition, PK&S is a holder of the Company's common stock.


                         As a condition of the merger with ATI (see Note 3), the Company terminated the consulting agreement with PK&S and entered into employment agreements with its two principal executives, which payments thereunder were subsequently assigned to PK&S. The agreements provide for annual compensation aggregating $300,000 per year, plus cost-of-living increases and bonuses based upon pre-tax income, as defined. In the event of a change in control of the Company, the two executives may be entitled to receive up to two times their annual salary plus prior bonus. The agreements have a term of three years and may be extended for future successive one-year periods.

                                                                    Avitar, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================


                         Expenses under these agreements totaled approximately $300,000 in 1996 and $216,000 in 1995.

                         The Company entered into a consulting agreement with the son-in-law of the Company's chairman, who is the chairman of ATI's Advisory Board. The agreement calls for monthly payments of $5,000 and is cancelable by either party with 60 days notice. The expense under this agreement totaled $60,000 and $-0-, in 1996 and 1995, respectively.

                         Litigation

                         An action is pending against the Company whereby the underwriter for the Company's 1992 initial public offering (and three of its principals) is seeking, among other things, (i) to have the Company repurchase warrant securities (see Note 9) for an aggregate price of approximately $6.3 million, and (ii) damages of approximately $1.6 million. The Company intends to contest the case vigorously and has moved to dismiss the case. Management believes the case is without merit and does not believe it will adversely affect its financial condition, operations or liquidity. No adjustments have been made in the accompanying financial statements for this litigation.


9. Stockholders' Equity  Preferred Stock


                         Each share of Series A convertible preferred stock entitles its holder to: convert it, at any time, at the option of the holder, into three shares of common stock subject to antidilution provisions; receive dividends in an amount equal to 110% of the dividends paid on the Company's common stock into which each share is convertible; redeem, in whole or in part, at the Company's option at a price of $1.00 per share if the common stock trades at $3.00 or more per share for a defined period; and receive $1.00 per share plus a liquidating dividend of 7% annually in preference to holders of common stock in the event of liquidation.

                                                                    Avitar, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

                         Warrants

                         The Company has outstanding warrants entitling the holder to purchase one share of common stock at the applicable exercise price. The following is a summary of shares issuable upon the exercise of warrants (all of which are exercisable) at September 30, 1996. No warrants have been exercised or cancelled in fiscal 1995 or 1996.



                                            Exercise      Shares     Expiration
                                             price       issuable       date
--------------------------------------------------------------------------------
Warrants issued in connection with
   debt retired in previous years*          $.035        142,857        1996
Redeemable Warrants issued in
   connection with a prior public
   offering*                                 1.96      6,850,714        1997
Underwriter's Warrants issued in
   connection with the Company's
   prior public offering**                   8.00        278,000        1997
Warrants issued in connection with
   prior debt financings*                    1.12        272,321        1996
Warrants issued in connection with
   prior stock sales                   .26 - 1.00        188,381        1998
Warrants issued in connection with
   notes payable (see Notes 6 and 14)   .50 - .65      1,485,000        1999
Warrants issued to lessor                     .50        150,000        1999
Redeemable Warrants issued in
   connection with merger
   (see Note 3)*                             1.96      2,910,782        1997
Warrants issued in connection with
   merger (see Note 3)                      12.00      1,000,000        2000
================================================================================

* Exercise price and shares issuable reflect adjustment for antidilution provisions as noted above.

** Antidilution adjustment not made as the terms of these warrants are currently in litigation.

                                                                    Avitar, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

                         Stock Options

                         The Company has stock option plans providing for the granting of incentive stock options for up to 750,000 shares of common stock to certain employees to purchase common stock at not less than 100% of the fair market value on the date of grant. Each option granted under the plan may be exercised only during the continuance of the optionee's employment with the Company or during certain additional periods following the death or termination of the optionee. Each employee is fully vested in all options granted under the Plan after the completion of two years of continuous service to the

                         Company. If the optionee has been employed by the Company for a period of less than two years, all options granted under the plan vest at a rate of 50% per year.

                         During fiscal 1995, the Company adopted a directors' plan, (the "Directors' Plan"). Under the Directors' Plan, each nonmanagement director is to be granted options covering 5,000 shares of MHB common stock initially upon election to the Board, and each year in which he/she is selected to serve as a director. On June 16, 1994, the Board of Directors granted to such directors options to purchase a total of 15,000 shares of the Company's common stock at an exercise price of $.59 per share, representing the fair value on the date of such grant. Such options represent the initial grant as well as the grant for calendar year 1995. Such options became effective upon the consummation of the merger with ATI (see Note 3). In fiscal 1996, another 15,000 options were granted to directors under this plan.

                                                                    Avitar, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

                         In addition, in connection with a consulting arrangement with the Company, PK&S, a related party (see Note 8), had been granted options to purchase an aggregate of 120,000 shares of common stock, of which 60,000 shares were exercisable at $.80 per share and 60,000 shares were exercisable at $2.00 per share. On June 16, 1994, the Company's Board of Directors cancelled the options covering 60,000 shares with an exercise price of $2.00 per share and replaced them with options covering a like number of shares at $.59 per share, the fair market value of the Company's common stock on such date. Also on the same date, the Company's Board of Directors granted options to two of the principals of PK&S to purchase an aggregate of 380,000 shares of common stock at an exercise price of $.59 per share, the fair market value of the Company's common stock on such date. The options vest upon the earlier of five years or in installments upon the occurrence of the following: 120,000 upon the trading price of the Company's common stock equalling or exceeding $1.20 per share over a 10-day consecutive period; 120,000 upon the trading price of the Company's common stock equalling or exceeding $1.60 per share over a 10-day consecutive period; and 140,000 upon the trading price of the Company's common stock equalling or exceeding $2.00 per share over a 10-day consecutive period. The vesting of such options is cumulative and remains in effect once a threshold has been met, whether or not the stock trading price later declines below such threshold. As a result of the stock trading prices in fiscal 1996, all options are currently exercisable.

                                                                    Avitar, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

                         On July 12, 1995, the Company's Board of Directors granted options to two of the principals of PK&S to purchase an aggregate of 500,000 shares of common stock at an exercise price of $.375 per share, the fair market value of the Company's common stock on such date. The options vest upon the earlier of ten years or in installments upon the occurrence of the following:
                         200,000 upon the trading price of the Company's common stock equalling or exceeding $1.60 per share over a 10-day consecutive period; and 300,000 upon the trading price of the Company's common stock equalling or exceeding $2.00 per share over a 10-day consecutive period. The vesting of such options is also cumulative and remains in effect once a threshold has been met, whether or not the stock trading price later declines below such threshold. As a result of the stock trading prices in fiscal 1996, all options are currently exercisable.

                         A summary of option transactions is as follows:

                                                     Shares           Price
--------------------------------------------------------------------------------
Outstanding at September 30, 1994                   631,442         $.53 - $7.38
Cancelled/expired                                    (3,959)            $.59
Granted                                             659,440          $.38 - $.59
--------------------------------------------------------------------------------
Outstanding at September 30, 1995                 1,286,923         $.38 - $7.38
Cancelled/expired                                    (1,900)            $.59
Granted                                              65,000         $.63 - $1.19
--------------------------------------------------------------------------------
Outstanding at September 30, 1996                 1,350,023         $.38 - $7.38
================================================================================



                         Substantially all options are exercisable.


10. Income Taxes         No provision for Federal income taxes has been made for
                         the years ended September 30, 1996 and 1995, due to the Company's operating losses. The income taxes in the statements of operations represent minimum state imposed, capital based income taxes. At September 30, 1996, the Company has unused net operating loss carryforwards of

                                                                    Avitar, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

                         approximately $18,000,000 (which includes approximately $11,000,000 acquired from ATI) which expire at various dates through 2011. Included in the net operating loss carryforward is approximately $17,000,000 of prior years' losses, which are subject to limitation (see below) and approximately $1,000,000 of recent losses, which are not currently subject to limitation.

                         Because of the Company's public offering in 1992, subsequent stock issuances and the resulting "changes in ownership", the future use of the prior carryforwards is restricted. The maximum amount of the prior years' net operating loss that can be used in any one year is approximately $300,000 (of which $240,000 can only be used against ATI's income).

                         As of September 30, 1996 and 1995, the deferred tax assets related to the net operating loss carryforwards totaling approximately $2,100,000 and $1,800,000, respectively, have been fully offset by valuation allowances, since the utilization of such amounts is uncertain. Future utilization of ATI's net operating losses, if any, attributable to periods prior to the acquisition will be accounted for as a reduction of goodwill.



11. Major Customers      Customers in excess of 10% of total sales are:
    and Product

                         Year ended September 30,       1996            1995
                         -------------------------------------------------------
                         Customer A                 $  441,000      $   783,000
                         Customer B                    430,000        1,005,000
                         Customer C                  1,381,000          857,000*
                         =======================================================

                         At September 30, 1996, accounts receivable from these major customers totaled $106,000.

                         One product represents the majority of ATI's sales.

                         --------------
                         * Represents ATI customer and sales from May 19, 1995 through September 30, 1995.

                                                                    Avitar, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================


12. Business Segments    Prior to the acquisition of ATI in fiscal 1995 (see
                         Note 3), the Company operated in only one reportable business segment - providing cost containment services for healthcare claims. ATI represents a second reportable business segment - manufacturing and selling healthcare products. Segment information as of and for the years ended September 30, 1996 and 1995 is as follows:


September 30, 1996                          MHB             ATI         Total
--------------------------------------------------------------------------------
Revenues                               $ 2,005,859    $ 2,835,300   $ 4,841,159
================================================================================
Operating profit (loss)                $    95,935    $(1,527,317)  $(1,431,382)
================================================================================
Identifiable assets                    $   733,107    $ 5,702,200   $ 6,435,307
================================================================================
Capital expenditures                   $    35,947    $   103,923   $   139,870
================================================================================
Depreciation and                       $     8,234    $   727,300   $   735,534
   amortization
================================================================================



September 30, 1995                         MHB             ATI          Total
--------------------------------------------------------------------------------
Revenues                               $ 2,398,814    $ 1,114,011   $ 3,512,825
================================================================================
Operating profit (loss)                $   617,110    $(1,127,487)  $  (510,377)
================================================================================
Identifiable assets                    $   587,929    $ 6,400,294   $ 6,988,223
================================================================================
Capital expenditures                   $     1,256    $    45,295   $    46,551
================================================================================
Depreciation and                       $    15,174    $   255,547   $   270,721
   amortization
================================================================================


13. Operating Expenses   Operations in fiscal 1996 reflect the reversal of
                         certain prior year accruals totaling $115,000 which were not necessary.

                                                                    Avitar, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================


14. Subsequent Events    In November 1996, the Company lowered the exercise
                         price of the warrants issued in connection with notes
                         (see Note 6) to induce the warrant holders to exercise the warrants. The exercise prices were reduced to amounts ranging from $.37 to $.53 per share. The
                         Company issued 1,125,000 shares of its common stock in connection with this offer and received $480,000. Of this amount, 577,500 shares were issued to PK&S (see
                         Note 3) in connection with the extinguishment of debt payable to PK&S in the amount of $268,000 (see Note 6).

                                  EXHIBIT INDEX

Exhibit No.                                        Document                                       Page
     (C)  2.1       Agreement and Plan of Merger by and between MHB and MHB Acquisition           (C)
                    Incorporated and Avitar, Inc., dated April 14, 1993.

     (E)  2.1.1     Amendment to Agreement and Plan of Merger by and Between MHB, MHB             (E)
                    Acquisition Incorporated and Avitar,  Inc., dated as of August 12, 1993.

     (E)  2.1.2     Amendment to Agreement and Plan of Merger between MHB, MHB                    (E)
                    Acquisition Incorporated and Avitar, Inc., dated November 10, 1993.

     (F)  2.1.3     Amendment to Agreement and Plan of Merger between MHB, MHB                    (F)
                    Acquisition Incorporated and Avitar, Inc., dated as of August 15, 1994.

     (J)  2.1.4     Amendment to Agreement and Plan of Merger between MHB, MHB                    (J)
                    Acquisition Incorporated and Avitar, Inc., dated as of December 20, 1994.

     (I)  3.1       Certificate of Amendment to the Certificate of Incorporation of the           (I)
                    Company dated May 19, 1995.

     (I)  3.2       Certificate of Amendment of the Certificate of Incorporation of the           (I)
                    Company dated June 5, 1995.

     (A)  4.1       Specimen Copies representing the Company's Common Stock and                   (A)
                    Redeemable Warrants.

     (F)  4.2       Specimen Certificates representing the Company's Class A Warrants and         (F)
                    Class B Warrants.

     (F)  4.3       Warrants granted to Phildius, Kenyon & Scott as of September 5, 1994.         (F)

     (M)  4.4       Certificate of Designations, Rights and Preferences of Series A               (M)
                    Redeemable Convertible Preferred Stock.

     (E) 10.1       Agreement between MHB, Peter N. Christos, D.H. Blair Holdings, Inc.           (E)
                    and Suzanne Schiller, dated October 25, 1993, with respect to the exchange of 10% convertible promissory notes.

     (E) 10.2       Agreement between MHB, Avitar, Inc., Peter N. Christos, and D.H.              (E)
                    Blair Investment Banking Corp., dated October 25, 1993, with respect to exchange of 10% convertible promissory notes of Avitar, Inc.
                    relating to the Merger.

     (E) 10.3       Employment Agreement between MHB and Peter P. Phildius, dated as of           (E)
                    July 23, 1993.

     (F) 10.3.1     Amended and Restated Employment Agreement between MHB and Peter P.            (F)
                    Phildius, dated as of August 15, 1994.


     (E) 10.4       Employment Agreement between MHB and Douglas W. Scott, dated as of            (E)
                    July 23, 1993.

     (F) 10.4.1     Amended and Restated Employment Agreement between                             (F)

                    MHB and Douglas W. Scott, dated as of August 15, 1994.

     (F) 10.5.1     Form of Warrant Agreement respecting the Class A Warrants between the         (F)
                    Company and Continental Stock Transfer & Trust Company.

     (F) 10.5.2     Form of Warrant Agreement respecting the Class B Warrants between the         (F)
                    Company and Continental Stock Transfer & Trust Company.

     (A) 10.5.3     Form of Warrant Agreement respecting the Company Redeemable Warrants          (A)
                    between the Company and Continental Stock Transfer & Trust Company.

     (F) 10.5.4     Form of First Amendment to Warrant Agreement respecting the Company           (F)
                    Redeemable Warrants between the Company and Continental Stock
                    Transfer & Trust Company.

     (C) 10.6       Marketing Agreement between MHB and American Insurance Auditors,              (C)
                    Inc., dated May 6, 1993.

     (D) 10.7       Marketing Agreement between MHB and Medgate, Inc., dated January 5,           (D)
                    1993.

     (E) 10.8       Client Services Agreement for Psychiatric Review Services between MHB         (E)
                    and Phoenix Home Life Mutual of Enfield, Connecticut, dated November
                    1, 1993.

     (E) 10.9       Broker Agreement between MHB and Medical Review Systems, L.P., dated          (E)
                    October 28, 1993.

     (C) 10.10      Form of Consulting Agreement between MHB and A.S. Goldmen & Co.,              (C)
                    Inc., dated August 11, 1992.

     (C) 10.11      Consulting Agreement between MHB and The Equity Group, Inc., dated            (C)
                    October 18, 1991.

     (C) 10.12      Agreement between MHB and Peer Review Analysis, Inc., dated May 28,           (C)
                    1992.

     (F) 10.13      Consulting Agreement between MHB and Phildius, Kenyon & Scott, dated          (F)
                    November 29, 1989, as amended.

     (B) 10.14      Agreement between MHB and Massachusetts General Physicians                    (B)
                    Corporation, dated August 13, 1992.

     (D) 10.15      Loan Agreement, Promissory Note and Security  Agreement, each between         (D)
                    MHB as Lender and Avitar, Inc. as Debtor, dated December 4, 1992.


     (E) 10.16      Amended and Restated Loan Agreement, dated as of December 4, 1992,            (E)
                    and as amended as of August 12, 1993 between MHB and Avitar, Inc.

     (E) 10.17      Form of Consent of Holders of Series A 10% Cumulative Convertible             (E)
                    Preferred Stock of Avitar, Inc., in connection with the Merger.

     (F) 10.18      Promissory Note executed by MHB to Phildius, Kenyon & Scott, dated            (F)
                    September 3, 1994.

     (F) 10.19      Sales Consultant Agreement between MHB and Charles P. Collins, dated          (F)
                    September 7, 1993.

     (G) 10.20      Client Services Agreement for Psychiatric and Substance Abuse Review          (G)
                    Services between Registrant and the Colonial Life Insurance Company
                    d/b/a Chubb LifeAmerica dated November 1, 1994.

     (G) 10.21      Promissory Noted executed by MHB to Phildius, Kenyon & Scott dated            (G)
                    December 16, 1994.

     (G) 10.22      Warrant Agreement executed by MHB to Phildius, Kenyon & Scott dated           (G)
                    December 16, 1994.

     (H) 10.23      Form of 11% Promissory Note executed by the Company to parties                (H)
                    providing the bridge loans between January - May 1995.

     (H) 10.24      Form of Warrant Agreement executed by the Company to parties                  (H)
                    providing the bridge loans between January - May 1995.

     (H) 10.25      Lease Agreement executed by Avitar, Inc. and the Company to KBC               (H)
                    Realty Trust, dated March 22, 1995.

      (K) 10.26     Agreement between the Company and Silicon Valley Financial Services           (K)
                    dated January 18, 1996

      (K) 10.27     Agreement between the Company and Simplex Medical Systems, Inc. dated         (K)
                    March 14,1996

      (L) 10.28     Form of Offshore Securities Agreement between the Company and parties         (L)
                    purchasing common stock under Regulation S during May-June 1996

      (L) 10.29     Form of Subscription Agreement between the Company and parties                (L)
                    purchasing common stock during May-June 1996

     (M) 21.1       Subsidiaries of the Company.                                                  (M)
         23.1       Consent from BDO Seidman, LLP                                                  65
         27.1       Financial Data Schedule                                                        67

------------------



 (A) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Registration Statement on Form S-18, including all amendments filed thereto (Commission File No. 33-47365-B), and incorporated herein by reference.

 (B) Previously filed with the Securities and Exchange Commission as an Exhibit to MHB's Annual Report on Form 10-Ksb for the fiscal year ended September 30, 1992 (Commission File No. 0-20316), and incorporated herein by reference.

 (C) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Quarterly Report for the fiscal quarter ended June 30, 1993 (Commission File No. 0-20316), and incorporated herein by reference.

 (D) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Report on Form 8-K, dated January 4, 1993, as amended by Amendment No. 1 thereto on Form 8, dated January 25, 1993, and each incorporated herein by reference.

 (E) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Registration Statement on Form S-4 (Commission File No. 33-71666), and incorporated herein by reference.

 (F) Previously filed with the Securities and Exchange Commission as an Exhibit to MHB's Amendment No. 1 to the Registration Statement on
     Form S-4 (Commission File No. 33-71666), as filed on October 12, 1994, and incorporated herein by reference.

 (G) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Quarterly Report for the fiscal quarter ended December 31, 1994 (Commission File No. 0-20316), and incorporated herein by reference.

 (H) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Quarterly Report for the fiscal quarter ended March 31, 1995 (Commission File No. 02-20316), and incorporated herein by reference.

 (I) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Quarterly Report for the fiscal quarter ended June 30, 1995 (Commission File No. 0-20316), and incorporated herein by reference.

 (J) Previously filed with the Securities and Exchange Commission as an exhibit to MHB's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1994 (Commission File No. 0-20316), and incorporated herein by reference

 (K) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Quarterly Report for the fiscal quarter ended March 31, 1996 (Commission File No. 0-20316), and incorporated herein by reference.


 (L) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Quarterly Report for the fiscal quarter ended June 30, 1996 (Commission File No. 0-20316), and incorporated herein by reference.

 (M) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Annual Report on Form 10Ksb for the fiscal year ended September 30, 1995 (Commission File No. 0-20316), and incorporated herein by reference.