Form 10QSB
period 1996-12-31
AVITAR INC /DE/
filed 1997-02-13
CIK 814008

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1996.

[ ] Transition report pursuant to Section 13 or 15(d) of the Exchange act for the transition period from ________ to ________

Commission File Number: 0-20316

Avitar, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware                                                       06-1174053
(State or other jurisdiction of incorporation               (I.R.S. Employer
or organization)                                            Identification No.)

65 Dan Road, Canton, Massachusetts                                 02021
(Address of principal executive offices)                         (Zip Code)

(617)821-2440
(Issuer's telephone number)

35 Thorpe Avenue, Suite 101, Wallingford, Connecticut 06492
(Former name, former address and former fiscal year, if changed since last report)

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

                             COMMON STOCK: 8,681,976
                             AS OF FEBRUARY 10, 1997

Transitional Small Business Disclosure Format
(Check One):    [ ] Yes ; [x] No

                               Page 1 of 17 pages
                      Exhibit Index: is on page 15 hereof.

                                TABLE OF CONTENTS

                                                                            Page

PART I:  FINANCIAL INFORMATION                                                3

       Item 1   Consolidated Financial Statements
                         Balance Sheet                                        4
                         Statements of Operations                             5
                         Statement of Stockholders' Equity                    6
                         Statements of Cash Flows                             7
                         Notes to Consolidated Financial Statements           8

       Item 2   Management's Discussion and Analysis or Plan of Operation     9

PART II: OTHER INFORMATION                                                   12

       Item 2   Changes in Securities                                        13

       Item 6   Exhibits and Reports on Form 8-K                             13

SIGNATURES                                                                   14

EXHIBIT INDEX                                                                15

                          PART I FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                        Avitar, Inc. and Subsidiaries
                          Consolidated Balance Sheet
                               December 31 1996
                                 (Unaudited)

                                    ASSETS
                                    ------
CURRENT ASSETS:
  Cash and cash equivalents                                     $    43,517
  Accounts receivable, net of allowance
   for doubtful accounts of $9,000                                  567,330
  Notes receivable                                                   29,100
  Inventories                                                       213,506
  Prepaid expenses and other                                         63,703
                                                                -----------
    Total current assets                                            917,156

PROPERTY AND EQUIPMENT, net                                         416,540
GOODWILL, net of accumulated amortization of $906,653             4,690,463
OTHER ASSETS                                                         26,317
                                                                -----------
    Total                                                       $ 6,050,476
                                                                ===========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
CURRENT LIABILITIES:
  Notes payable                                                 $   107,635
  Accounts payable                                                  655,429
  Accrued expenses                                                  501,037
  Current portion of long-term debt                                 285,830
                                                                -----------
    Total current liabilities                                     1,549,931

LONG TERM DEBT, LESS CURRENT PORTION                                249,413
                                                                -----------
    Total liabilities                                             1,799,344
                                                                -----------

COMMITMENTS

STOCKHOLDERS' EQUITY:
  Series A convertible preferred stock, $.01 par value;
   authorized 5,000,000 shares; 1,275,261 shares issued
   and outstanding                                                   12,752
  Common stock, $.01 par value; authorized 25,000,000
   shares; 8,158,108 shares issued and outstanding                   81,581
  Additional paid-in capital                                     13,458,423
  Accumulated deficit                                            (9,301,624)
                                                                -----------
    Total stockholders' equity                                    4,251,132
                                                                -----------
    Total                                                       $ 6,050,476
                                                                ===========

         See accompanying notes to consolidated financial statements.

                        Avitar, Inc. and Subsidiaries
                    Consolidated Statements of Operations
                                 (Unaudited)

                                            THREE MONTHS ENDED DECEMBER 31,
                                            -------------------------------
                                                1996               1995
                                             ----------         ----------

SALES                                        $  628,743         $1,267,040

OPERATING EXPENSES
  Direct cost of sales                          551,033            783,965
  Selling, general and administrative
   expenses                                     607,512            576,335
  Research and development expenses              88,656             86,965
  Amortization of goodwill                      139,928            139,928
                                             ----------         ----------
    Total operating expenses                  1,387,129          1,587,193
                                             ----------         ----------
INCOME (LOSS) FROM OPERATIONS                  (758,386)          (320,153)
                                             ----------         ----------
OTHER INCOME (EXPENSE)
  Interest income                                  -                   137
  Interest expense and financing costs          (24,053)           (32,877)
  Other income, net                                -                 2,904
                                             ----------         ----------
    Total other income (expense)                (24,053)           (29,836)
                                             ----------         ----------
INCOME (LOSS) BEFORE PROVISION FOR
 INCOME TAXES                                  (782,439)          (349,989)

PROVISION FOR INCOME TAXES                        2,600              2,161
                                             ----------         ----------
NET INCOME (LOSS)                              (786,039)          (352,150)
                                             ==========         ==========
INCOME (LOSS) PER SHARE                      $    (0.10)        $    (0.07)
                                             ==========         ==========
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                           7,527,886          5,177,450
                                             ==========         ==========

         See accompanying notes to consolidated financial statements.

                        Avitar, Inc. and Subsidiaries
                Consolidated Statement of Stockholders' Equity
                     Three Months Ended December 31, 1996
                                 (Unaudited)

             Preferred Stock       Common Stock
             ----------------    ----------------    Additional     Accumulated
             Shares    Amount    Shares    Amount  paid-in capital    deficit
             ------    ------    ------    ------  ---------------  -----------
Balance at
 September
 30, 1996   1,275,261  $12,752  6,966,884  $69,669   $12,958,934    ($8,515,585)
Exercise of
 warrants                       1,125,000  $11,250       468,105
Issuance of
 common
 stock for
 services                          66,224     $662        31,384
Net loss                                                               (786,039)
            ---------  -------  ---------  -------   -----------    -----------
Balance at
 December
 31, 1995   1,275,261  $12,752  8,158,108  $81,581   $13,458,423    ($9,301,624)
            =========  =======  =========  =======   ===========    ===========

         See accompanying notes to consolidated financial statements.

                        Avitar, Inc. and Subsidiaries
               Condensed Consolidated Statements of Cash Flows
                                 (Unaudited)

                                                 THREE MONTHS ENDED DECEMBER 31,
                                                 -------------------------------
                                                     1996               1995
                                                  ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                               ($786,039)         ($352,150)
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
    Depreciation and amortization                    50,391             46,575
    Amortization of goodwill                        139,928            139,928
    Provision (recovery) for losses on accounts
     receivable                                       1,800              2,500
    Non cash charges for consulting services         32,046                -
    Changes in operating assets and liabilities:
      Increase in accounts receivable               (58,630)           (60,180)
      Increase in prepaid expenses and other
       current assets                               (42,787)           (50,799)
      Increase in other assets                          -               (3,934)
      Increase in account payable, accrued
       expenses, consulting fees and customer
       advances                                     171,112            291,297
                                                  ---------          ---------
        Net cash provided by (used in)
         operating activities                      (492,179)            13,237
                                                  ---------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                  (593)            (9,688)
                                                  ---------          ---------
        Net cash provided by (used in)
         investing activities                          (593)            (9,688)
                                                  ---------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable and warrants           16,273                -
  Sales of common stock                             211,417             50,000
  Repayment of long-term debt                       (52,275)           (42,294)
  Repayment of notes payable                         (9,982)           (74,207)
                                                  ---------          ---------
        Net cash provided by (used in)
         financing activities                       165,433            (66,501)
                                                  ---------          ---------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                  (327,339)           (62,952)

CASH AND CASH EQUIVALENTS, beginning of period      370,856            155,409
                                                  ---------          ---------
CASH AND CASH EQUIVALENTS, end of period            $43,517            $92,457
                                                  =========          =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during period:
    Income taxes                                       $500             $3,567
    Interest                                        $18,161            $17,485

         See accompanying notes to consolidated financial statements.

                          AVITAR, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

Avitar, Inc. ("Avitar" or the "Company"), through its two wholly-owned subsidiaries, Avitar Technologies Inc. ("ATI") and Managed Health Benefits Corporation ("MHB"), operates in two significant segments of the healthcare industry. ATI produces disposable medical and dental products made from polyurethane foam and has recently entered the rapid diagnostic screening test market. MHB provides healthcare cost containment services to employers and other third-party payers to assist them in controlling costs of group medical, workers' compensation and disability benefits. ATI sells its products and services primarily to large medical supply companies located both inside and outside of the United States. Most of MHB's customers are located or headquartered in the United States.

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-QSB and Regulation S-B (including Item 310(b) thereof). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 1996 are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 1997. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended September 30, 1996.

The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations and has a working capital deficit as of December 31, 1996 of $632,775. The Company raised net proceeds aggregating approximately $1,500,000 during the fiscal years ended September 30, 1996 and 1995 from the sale of stock and approximately $212,000 from the exercise of certain warrants (previously issued in connection with notes during fiscal years 1994 and 1995) during the three months ended December 31, 1996. The Company was also successful in extinguishing debt payable to PKS in the amount of $268,000 from the exercise of these warrants by PK&S. The Company is attempting to obtain additional equity financing. Based upon current revenues, expenses and cash flow projections, the Company believes the current level of working capital, anticipated cash flow from operations, and expected net proceeds from the debt financing noted above will be sufficient to finance the Company's operating needs until the combined operations achieve profitability. There can be no assurances that forecasted results will be achieved or that additional financing will be obtained. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. INVENTORIES

At December 31, 1996, inventories consist of the following:

                          Raw Materials      $123,508
                          Work-in-Process      22,292
                          Finished Goods       67,706
                                             --------
                                   Total     $213,506
                                             ========

3. MAJOR CUSTOMERS

Customers in excess of 10% of total sales are:

                                Three Months Ended December 31,
                                -------------------------------
                                       1996       1995
                                     -------    --------
                    Customer A       $67,000    $134,000
                    Customer B        85,000      54,000
                    Customer C        85,000      94,000
                    Customer D        78,000      70,000

4. SUBSEQUENT EVENT

During January 1997, the Company completed Regulation S Placements of 500,000 shares of its common stock to offshore investors resulting in net proceeds of approximately $103,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing elsewhere in this report.

RESULTS OF OPERATIONS

Revenues

Revenues for the three months ended December 31, 1996 decreased $638,297, or approximately 50%, to $628,743 from $1,267,040 for the corresponding period of the prior year. The results for the three months ended December 31, 1996 primarily reflect the reductions in revenue of $74,000 from the sales of Medgate's OHS&E, $495,000 from the sales of wound dressing products and $75,000 from the sales of psychiatric review services.

Operating Expenses

For the three months ended December 31, 1996, the direct costs of sales were $551,033, or approximately 88% of sales, as compared to $783,965, or approximately 62% of sales, for the three months ended December 31, 1995. The change for the three months ended December 31, 1996 was related primarily to the decrease in sales described above.

Selling, general and administrative expenses for the three months ended December 31, 1996 increased $31,177, or approximately 5%, to $607,512 from $576,335 for the corresponding period of the prior year. The increase for the three month period ended December 31, 1996 was primarily attributable to consulting expenses related to diagnostic products of $14,000 and to various other administrative and sales expenses of $17,000.

Expenses for research and development and the amortization of goodwill for the three months ended December 31, 1996 amounted to $228,584 which represented less than a 2% increase over the $226,893 incurred for the corresponding period of the prior year.

Other Income and Expense

For the three months ended December 31, 1996, other expenses amounted to $24,053 as compared to other expenses (net of other income) of $29,836 for the three months ended December 31, 1995. This change resulted primarily from the reduction in interest expense on MHB's bridge loans.

Net Loss

Primarily as a result of the factors described above, the Company had net a loss of $786,039 ($0.10 per share) for the three months ended December 31, 1996, as compared to a net loss of $352,150 ($0.07 per share) for the three months ended December 31, 1995.

Financial Condition and Liquidity

At December 31, 1996 and September 30, 1996 the Company had working capital deficiencies of ($632,775) and ($496,067), respectively, and cash and cash equivalents of $43,517 and $370,856 respectively. Net cash used in operating activities during the three months ended December 31, 1996 amounted to $492,179 resulting primarily from an operating loss of $786,039, an increase in accounts receivable of $58,630, and increases in prepaid expenses and other current assets of $42,787; partially offset by depreciation and amortization of equipment and goodwill of $190,319, non-cash charges for consulting services of $32,046 and increases in accounts payable and accrued expenses of $171,112. Net cash provided by financing and investing activities during the three months ended December 31, 1996 amounted to $165,433 which included sale of the Company's common stock of $211,417 and proceeds from notes payable of $16,273; offset in part by repayment of notes payable of $9,982 repayment of long term debt of $52,275 and purchases of equipment of $593.


During November 1996, the Company lowered the exercise price of certain warrants (previously issued in connection with notes during fiscal years 1994 and 1995) with the intent of inducing warrant holders to exercise the warrants. As a result, the Company issued 1,125,000 shares of its common stock for which it received $212,000 and extinguished debt payable to PK&S in the amount of $268,000.

In January 1997, the Company completed Regulation S placements of 500,000 shares of its common stock to offshore investors resulting in net proceeds of approximately $103,000. In addition, the Company is attempting to raise up to $6,000,000 through private placement, possible exercise of its Redeemable Warrants and/or a possible rights offering to existing shareholders. Proceeds from these financings are expected to be used to finance any Company operating losses, to meet working capital needs, to pay outstanding payables and to expand the business.

For the balance of fiscal year 1997, the Company's cash requirements are expected to include primarily funding of any operating losses, completing the payment of accrued professional fees incurred in relation to the acquisition of ATI and financing the development of products for the rapid diagnostic testing market.

Operating revenues of the Company declined significantly during the first quarter of fiscal 1997, but are expected to gradually increase over the balance of fiscal year 1997 as the Company begins to expand the use its polyurethane foam based technology to produce and market products for the diagnostic marketplace. Based on current sales, expense and cash flow projections, the Company believes that the current level of cash and short-term investments on hand, the anticipated cash flow from operations, and, most significantly, the proceeds from the financing mentioned above would be sufficient to fund operations until the Company achieves profitability. There can be no assurances that the Company will be able to obtain all of the proceeds sought from the above mentioned financing. Once the Company achieves profitability, the longer-term cash requirements of the Company to fund operating activities, purchase capital equipment and expand the business are expected to be met by the anticipated cash flow from operations and proceeds from any financings. However, because there can be no assurances that sales will materialize as forecasted, management will continue to closely monitor and attempt to control costs at the Company and will continue to actively seek additional capital on favorable terms.

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

                            PART II OTHER INFORMATION

ITEM 2  CHANGES IN SECURITIES

(a) The Company has extended the expiration date of its Redeemable Warrants (Nasdaq SmallCap Market: AVITW) from February 28, 1997 to April 30, 1997. Further, the Company reduced the exercise price of the Redeemable Warrants so that each Redeemable Warrant entitles the holder to purchase 4.0 shares of Common Stock (subject to further adjustment) for $0.85 per share. This offering will be made only by means of a prospectus.

    The Company has approximately 2.7 million Redeemable Warrants outstanding. If all of these warrants were exercised, approximately 11 million shares of Common Stock would be issued in exchange for the aggregate exercise price of approximately $9.3 million. To the extent that any Redeemable Warrants are exercised, the funds would be used to provide working capital and to expand the Company's business.

    There can be no assurance that any or all of the Redeemable Warrants will be exercised.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

       Exhibit No.    Document
       -----------    --------
       27.2           Financial Data Schedule

(b) Reports on Form 8-K:

    On October 21, 1996, the Company filed with the Securities and Exchange Commission a report on Form 8K, Item 5.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AVITAR, INC.
                                        (Registrant)

Dated: February 12, 1997                   /s/ Peter P. Phildius
                                           Peter P. Phildius
                                           Chairman and Chief
                                           Executive Officer
                                           (Principal Executive Officer)

Dated: February 12, 1997                   /s/ J.C. Leatherman, Jr.
                                           J.C. Leatherman, Jr.
                                           Chief Financial Officer
                                           (Principal Accounting and
                                           Financial Officer)

                                  EXHIBIT INDEX

                 Exhibit No.    Document                  Page
                 -----------    --------                  ----
                 27.2           Financial Data Schedule    16