Form 10QSB
period 1997-03-31
AVITAR INC /DE/
filed 1997-05-15
CIK 814008

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


(Mark One)

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997.

[ ] Transition report pursuant to Section 13 or 15(d) of the Exchange act for the transition period from ____________________ to ____________________

Commission File Number:    0-20316

Avitar, Inc.
--------------------------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

Delaware                                                              06-1174053
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)  (I.R.S. Employer
                                                             Identification No.)

65 Dan Road, Canton, Massachusetts                                         02021
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

(617)821-2440
--------------------------------------------------------------------------------
(Issuer's telephone number)

35 Thorpe Avenue, Suite 101, Wallingford, Connecticut 06492
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                            COMMON STOCK: 12,538,778
                               AS OF MAY 14, 1997

Transitional Small Business Disclosure Format
(Check One):               [  ] Yes     ;       [x] No



                               Page 1 of 17 pages
                      Exhibit Index: is on page 16 hereof.

                                TABLE OF CONTENTS


                                                                            Page


PART I: FINANCIAL INFORMATION                                                  3

     Item 1 Consolidated Financial Statements
                   Balance Sheet                                               4
                   Statements of Operations                                    5
                   Statement of Stockholders' Equity                           6
                   Statements of Cash Flows                                    7
                   Notes to Consolidated Financial Statements                  8

     Item 2 Management's Discussion and Analysis or Plan of Operation          9


PART II: OTHER INFORMATION                                                    13

     Item 2 Changes in Securities                                             14

     Item 6 Exhibits and Reports on Form 8-K                                  14


SIGNATURES                                                                    15

EXHIBIT INDEX                                                                 16

                          PART I FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

                          Avitar, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                  March 31 1997
                                   (Unaudited)
--------------------------------------------------------------------------------

ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                     $     95,297
     Accounts receivable, net                                           349,002
     Notes Receivable                                                    29,100
     Inventories                                                        131,490
     Prepaid expenses and other                                          93,647
                                                                   ------------
          Total current assets                                          698,536

PROPERTY AND EQUIPMENT, net                                             380,085
GOODWILL, net of accumulated amortization of $1,046,579               4,550,536
OTHER ASSETS                                                             24,751
                                                                   ------------
          Total                                                    $  5,653,908
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes payable (including 7,063 to an affiliate)               $    179,795
     Accounts payable                                                   662,209
     Accrued expenses                                                   457,128
     Current portion of long-term debt                                  287,037
                                                                   ------------
          Total current liabilities                                   1,586,169

LONG TERM DEBT, LESS CURRENT PORTION                                    207,496

                                                                   ------------
          Total liabilities                                           1,793,665

COMMITMENTS

STOCKHOLDERS' EQUITY:
     Series A convertible preferred stock, $.01 par value;
          authorized 5,000,000 shares; 817,256 shares
          issued and outstanding                                          8,172
     Common Stock, $.01 par value;
          authorized 25,000,000 shares;
          11,928,220 shares issued and outstanding                      119,282
     Additional paid-in capital                                      14,037,640
     Accumulated deficit                                            (10,304,851)

                                                                   ------------
          Total stockholders' equity                                  3,860,243
                                                                   ------------

         Total                                                     $  5,653,908
                                                                   ============




          See accompanying notes to consolidated financial statements.

                         Avitar, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                                  (Unaudited)
--------------------------------------------------------------------------------



                                                                   THREE MONTHS ENDED MARCH 31,         SIX MONTHS ENDED MARCH 31,
                                                                  -----------------------------       -----------------------------
                                                                      1997              1996              1997              1996
                                                                  -----------       -----------       -----------       -----------
SALES                                                             $   463,063       $ 1,225,545       $ 1,091,806       $ 2,492,585


OPERATING EXPENSES
     Direct cost of revenues                                          610,378           786,012         1,161,411         1,569,977
     Selling, general and administrative expenses                     593,623           581,127         1,201,135         1,157,462
     Research and development expenses                                102,502            82,575           191,158           169,540
     Amortization of goodwill                                         139,926           139,928           279,854           279,856
                                                                  -----------       -----------       -----------       -----------
          Total operating expenses                                  1,446,429         1,589,642         2,833,558         3,176,835
                                                                  -----------       -----------       -----------       -----------

INCOME (LOSS) FROM OPERATIONS                                        (983,366)         (364,097)       (1,741,752)         (684,250)
                                                                  -----------       -----------       -----------       -----------

OTHER INCOME (EXPENSE)
     Interest income                                                    2,248              --               2,248               137
     Interest expense and financing costs                             (20,248)          (31,269)          (44,301)          (64,146)
     Other income, net                                                  1,539                39             1,539             2,943
                                                                  -----------       -----------       -----------       -----------
          Total other income (expense)                                (16,461)          (31,230)          (40,514)          (61,066)
                                                                  -----------       -----------       -----------       -----------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                      (999,827)         (395,327)       (1,782,266)         (745,316)

PROVISION FOR INCOME TAXES                                              4,400             2,833             7,000             5,044
                                                                  -----------       -----------       -----------       -----------

NET INCOME (LOSS)                                                 $(1,004,227)      $  (398,160)      $(1,789,266)      $  (750,360)
                                                                  ===========       ===========       ===========       ===========

INCOME (LOSS) PER SHARE                                           $     (0.10)            (0.08)      $     (0.21)            (0.15)
                                                                  ===========       ===========       ===========       ===========

WEIGHTED AVERAGE
     NUMBER OF COMMON SHARES OUTSTANDING                            9,612,447         5,177,450         8,561,137         5,177,450

                                                                  ===========       ===========       ===========       ===========






          See accompanying notes to consolidated financial statements.

                          Avitar, Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Equity
                         Six Months Ended March 31, 1997
                                   (Unaudited)
--------------------------------------------------------------------------------


                                                 Preferred Stock                  Common Stock
                                            -------------------------       ------------------------
                                                                                                        Additional     Accumulated
                                              Shares        Amount            Shares       Amount    paid-in capital     deficit
------------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1996               1,275,261    $     12,752       6,966,884   $     69,669   $ 12,958,934    $ (8,515,585)

Sales of Common Stock                                                       2,237,628         22,376       521,625

Exercise of warrants                                                        1,125,000    $    11,250       468,105

Issuance of common stock for services                                        224,693           2,247        98,136

Conversion of Preferred Stock                (458,005)         (4,580)      1,374,015         13,740        (9,160)

Net loss                                                                                                                 (1,789,266)
------------------------------------------------------------------------------------------------------------------------------------

Balance at March 31, 1997                     817,256    $      8,172      11,928,220   $    119,282   $ 14,037,640    $(10,304,851)
====================================================================================================================================













          See accompanying notes to consolidated financial statements.

                          Avitar, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
--------------------------------------------------------------------------------


                                                                           SIX MONTHS ENDED MARCH 31,
                                                                           --------------------------
                                                                               1997           1996
                                                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                                        $(1,789,266)   $  (750,360)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Depreciation and amortization                                            100,782         96,282
      Amortization of goodwill                                                 279,854        279,856
      Provision (recovery) for losses on accounts receivable                       671          2,000
      Non-cash charges for services                                            100,383
      Changes in operating assets and liabilities:
        (Increase) Decrease in accounts receivable                             114,247       (196,479)
        (Increase) Decrease in prepaid expenses and other current assets         9,673         84,715
        Increase in other assets                                                 4,337         (2,368)
        Increase in account payable, accrued expenses,
          consulting fees and customer advances                                132,440        375,656
                                                                           -----------    -----------

          Net cash used in operating activities                             (1,046,879)      (110,698)
                                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of property and equipment                                             --          (17,329)

          Net cash provided by (used in) investing activities                     --          (17,329)
                                                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from notes payable and warrants                                     172,808        189,623
  Sales of preferred stock, common stock and warrants, net                     755,417         20,778
  Repayment of long-term debt                                                 (153,107)       (44,995)
  Repayment of notes payable                                                    (3,798)      (117,832)
  Other                                                                           --           (1,025)
                                                                           -----------    -----------

          Net cash provided by financing activities                            771,320         46,549

                                                                           -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (275,559)       (81,478)

CASH AND CASH EQUIVALENTS, beginning of the period                             370,856        155,409
                                                                           -----------    -----------

CASH AND CASH EQUIVALENTS, end of the period                               $    95,297    $    73,931
                                                                           ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during period:
    Income taxes                                                           $       500    $     3,567
    Interest                                                               $    37,148    $    49,308



          See accompanying notes to consolidated financial statements.

                          AVITAR, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

================================================================================

1.   BASIS OF PRESENTATION

     Avitar, Inc. ("Avitar" or the "Company"), through its two wholly-owned subsidiaries, Avitar Technologies Inc. ("ATI") and Managed Health Benefits Corporation ("MHB"), operates in two significant segments of the healthcare industry. ATI produces disposable medical and dental products made from polyurethane foam and has recently entered the rapid diagnostic screening test market. MHB provides healthcare cost containment services to employers and other third-party payers to assist them in controlling costs of group medical, workers' compensation and disability benefits. ATI sells its products and services primarily to large medical supply companies located both inside and outside of the United States. All of MHB's customers are located or headquartered in the United States.

     The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-QSB and Regulation S-B (including Item 310(b) thereof). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended March 31, 1997 are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 1997. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended September 30, 1996.

     The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations and has a working capital deficit as of March 31, 1997 of $887,633. The Company raised net proceeds aggregating approximately $1,500,000 during the fiscal years ended September 30, 1996 and 1995 from the sale of stock. During the six months ended March 31, 1997, the Company raised net proceeds of approximately $212,000 from the exercise of certain warrants (previously issued in connection with notes during fiscal years 1994 and 1995) and approximately $544,000 from the sale of common stock. The Company was also successful in extinguishing debt payable to PKS in the amount of $268,000 from PKS's exercise of the warrants described above. The Company is attempting to obtain additional equity financing. Based upon current revenues, expenses and cash flow projections, the Company believes the current level of working capital, anticipated cash flow from operations, and expected net proceeds from the financing noted above will be sufficient to finance the Company's operating needs until the combined operations achieve profitability. There can be no assurances that forecasted results will be achieved or that additional financing will be obtained. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.   INVENTORIES

     At March 31, 1997, inventories consist of the following:

          Raw Materials                                       $ 41,192
          Work-in-Process                                        2,903
          Finished Goods                                        87,395
                                                              --------
                   Total                                      $131,490
                                                              ========

3.   MAJOR CUSTOMERS

     Customers in excess of 10% of total sales are:

                                 Three Months              Six Months
                                Ended March 31,          Ended March 31,
                            ---------------------     ---------------------
                              1997         1996         1997         1996
                            --------     --------     --------     --------
     Customer A             $ 71,000     $309,000     $ 76,000     $838,000
     Customer B               45,000      122,000      112,000      256,000
     Customer C               58,000       61,000      136,000      131,000
     Customer D               36,000      114,000      121,000      208,000

4.   SUBSEQUENT EVENT

     During April 1997, Peter Phildius, Chairman and Chief Executive Officer of the Company, and Douglas Scott, President and Chief Operating Officer of the Company, made loans to the Company in the amount of $205,923, with interest payable at 10% per annum. These loans and the accrued interest thereon are to be repaid on or before September 30, 1997.

     In May 1997, the Company completed Regulation S placements totaling 461,538 of its common stock to offshore investors resulting in net proceeds of approximately $150,000.

     During May 1997, the Company established the Avitar, Inc. Stock Based

     Compensation Plan. Under the terms of this plan, the Company will be able to issue up to 1.4 million shares of its common stock to cover the salaries of certain employees for ninety days and to pay for services provided by certain consultants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing elsewhere in this report.

RESULTS OF OPERATIONS

     Revenues

     Revenues for the three months ended March 31, 1997 decreased $762,482, or approximately 62%, to $463,063 from $1,225,545 for the corresponding period of the prior year. For the six months ended March 31, 1997, revenues decreased $1,400,779, or approximately 56%, to

     $1,091,806 from $2,492,585 for the six months ended March 31, 1996. The decrease for the three months ended March 31, 1997 occurred mainly from the reductions in revenue of $470,000 from the sales of wound dressing products and $287,000 from the sales of psychiatric review services. For the six months ended March 31, 1997, the results primarily reflect the reductions in revenue of $74,000 from the sales of Medgate's OHS&E software, $965,000 from the sales of wound dressing products and $362,000 from the sales of psychiatric review services.

     Operating Expenses

     For the three months ended March 31, 1997, the direct costs of sales were $610,378, or approximately 132% of sales, as compared to $786,012, or approximately 64% of sales, for the three months ended March 31, 1996. The direct cost of sales for the six months ended March 31, 1997 were $1,161,411, or approximately 106% of sales, as compared to $1,569,977, or approximately 63% of sales, for the corresponding period of the prior year. The change for the three months and the six months ended March 31, 1997 was related primarily to the decrease in sales described above.

     Selling, general and administrative expenses for the three months ended March 31, 1997 increased $12,496, or approximately 2%, to $593,623 from $581,127 for the corresponding period of the prior year. For the six months ended March 31, 1997, selling, general and administrative expenses increased $43,673, or approximately 4%, to $1,201,135 from $1,157,462. The increase for the three month period ended March 31, 1997 was primarily attributable to staffing expense for ATI's new Senior Vice President of Sales and Marketing. For the six months ended March 31, 1997, the increase resulted mainly from consulting expenses related to diagnostic products of

     $18,000, staffing expense of $8,000 for ATI's new Senior Vice President of Sales and Marketing and for various other administrative and sales expenses of $17,000.

     Expenses for research and development and the amortization of goodwill for the three months ended March 31, 1997 amounted to $242,428 which represented less than a 9% increase over the $222,503 incurred for the corresponding period of the prior year. For the six months ended March 31, 1997, expenses for research and development and the amortization of goodwill were $471,012 compared to $449,396 for the six months ended March 31, 1996. The increase for the three and six months ended March 31, 1997 resulted mainly from staffing expense for ATI's new Vice President for Research and Development.

     Other Income and Expense

     For the three months ended March 31, 1997, other expenses (net of other income) amounted to $16,461 as compared to $31,230 for the three months ended March 31, 1996. Other expenses (net of other income) for the six months ended March 31, 1997 were $40,514 compared to $61,066 for the corresponding period of the prior year. This change resulted primarily from the reduction in interest expense on MHB's bridge loans.

     Net Loss

     Primarily as a result of the factors described above, the Company had a net loss of $1,004,227 ($0.10 per share) for the three months ended March 31, 1997, as compared to a net loss of $398,160 ($0.08 per share) for the three months ended March 31, 1996. For the six months ended March 31, 1997, the net loss was $1,789,266 ($0.21 per share) versus a net loss of $750,360 ($0.15 per share) for the corresponding period of the prior year.

     Financial Condition and Liquidity

     At March 31, 1997 and September 30, 1996 the Company had working capital deficiencies of ($887,633) and ($496,067), respectively, and cash and cash equivalents of $95,297 and $370,856 respectively. Net cash used in operating activities during the six months ended March 31, 1997 amounted to $1,046,879 resulting primarily from an operating loss of $1,789,266 offset in part by a decrease in accounts receivable of $114,247, decreases in prepaid expenses and other assets of $14,010, depreciation and amortization of equipment and goodwill of $380,636, non-cash charges for consulting services of $100,383 and increases in accounts payable and accrued expenses of $132,440. Net cash provided by financing and investing activities during the six months ended March 31, 1997 amounted to $771,320 which included the sale of the Company's common stock of $755,417 and proceeds from notes payable of $172,808; offset in part by repayment of notes payable of $3,798 and repayment of long term debt of $153,107.


     In November 1996, the Company lowered the exercise price of certain warrants (previously issued in connection with notes during fiscal years 1994 and 1995) with the intent of inducing warrant holders to exercise the warrants. As a result, the Company issued 1,125,000 shares of its common stock for which it received $212,000 and extinguished debt payable to PK&S in the amount of $268,000.

     During the three months ended March 31, 1997 and the early part of May 1997, the Company completed Regulation S placements of 2,699,166 shares of its common stock to offshore investors resulting in net proceeds of approximately $694,000. In April 1997, Peter Phildius, Chairman and Chief Executive Officer of the Company, and Douglas Scott, President and Chief Operating Officer of the Company, made loans to the Company in the amount of $205,923 with interest payable at 10% per annum. These loans and the accrued interest thereon are to be repaid on or before September 30, 1997. In addition, the Company is attempting to raise up to $5,000,000 through private placement, possible exercise of its Redeemable Warrants and/or a possible rights offering to existing shareholders. Proceeds from these financings are expected to be used to finance any Company operating losses, to meet working capital needs, to pay outstanding payables and to expand the business.

     In May 1997, the Company established the Avitar, Inc. Stock Based Compensation Plan. Under the terms of this plan, the Company will be able to issue up to 1.4 million shares of its common stock to cover the salaries of certain employees for ninety days and to pay for services provided by certain consultants.

     For the balance of fiscal year 1997, the Company's cash requirements are expected to include primarily funding of working capital, completing the payment of accrued professional fees incurred in relation to the acquisition of ATI, repaying the loans described above and financing the development of products for the rapid diagnostic testing market.

     Operating revenues of the Company declined significantly during the first six months of fiscal 1997, but are expected to gradually increase over the balance of fiscal year 1997 as the Company begins to expand the use of its polyurethane foam based technology to produce and market.

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

                            PART II OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

 (a) The Company has extended the expiration date of its Redeemable Warrants (Nasdaq SmallCap Market: AVITW) from April 30, 1997 to June 30, 1997. Further, the Company reduced the exercise price of the Redeemable Warrants so that each Redeemable Warrant entitles the holder to purchase 4.0 shares of Common Stock (subject to further adjustment) for $0.60 per share. This offering will be made only by means of a prospectus.

     The Company has approximately 2.7 million Redeemable Warrants outstanding. If all of these warrants were exercised, approximately 11 million shares of Common Stock would be issued in exchange for the aggregate exercise price of approximately $6.5 million. To the extent that any Redeemable Warrants are exercised, the funds would be used to provide working capital and to expand the Company's business.

     There can be no assurance that any or all of the Redeemable Warrants will be exercised.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits:

         Exhibit No.           Document
         -----------           --------
         27.3                  Financial Data Schedule




 (b) Reports on Form 8-K:

         On February 4, 1997, March 12, 1997, March 20, 1997, April 1, 1997 and
         April 23,1997, the Company filed with the Securities and Exchange Commission reports on Form 8K, Item 9.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  AVITAR, INC.
                                  (Registrant)




Dated:  May 14, 1997                           /s/ Peter P. Phildius
                                               _________________________________
                                                  Peter P. Phildius
                                                  Chairman and Chief
                                                  Executive Officer
                                                  (Principal Executive Officer)



Dated:  May 14, 1997                           /s/ J.C. Leatherman, Jr.
                                               _________________________________
                                                  J.C. Leatherman, Jr.
                                                  Chief Financial Officer
                                                  (Principal Accounting and
                                                  Financial Officer)

                                  EXHIBIT INDEX
================================================================================


Exhibit No.      Document                                                  Page
-----------      --------                                                  ----
  27.3           Financial Data Schedule                                    17