Form 10QSB
period 1997-06-30
AVITAR INC /DE/
filed 1997-08-13
CIK 814008

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1997.

[ ] Transition report pursuant to Section 13 or 15(d) of the Exchange act for the transition period from ___________ to ___________

Commission File Number: 0-20316

Avitar, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware                                                06-1174053
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

65 Dan Road, Canton, Massachusetts             02021
(Address of principal executive offices)     (Zip Code)

(617)821-2440
(Issuer's telephone number)

____________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

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

                            COMMON STOCK: 14,402,578
                              AS OF AUGUST 8, 1997

Transitional Small Business Disclosure Format
(Check One): [ ] Yes ; [x] No

                               Page 1 of 18 pages

                      Exhibit Index: is on page 16 hereof.

                                TABLE OF CONTENTS

                                                                         Page

   PART I: FINANCIAL INFORMATION                                           3

      Item 1  Consolidated Financial Statements
                 Balance Sheet                                             4
                 Statements of Operations                                  5
                 Statement of Stockholders' Equity                         6
                 Statements of Cash Flows                                  7
                 Notes to Consolidated Financial Statements                8

      Item 2  Management's Discussion and Analysis or Plan of Operation   10

   PART II: OTHER INFORMATION                                             13

      Item 1  Legal Proceedings                                           14
      Item 2  Changes in Securities                                       14
      Item 6  Exhibits and Reports on Form 8-K                            14

   SIGNATURES                                                             15

   EXHIBIT INDEX                                                          16

                          PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                          Avitar, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                  June 30 1997
                                   (Unaudited)

                                     ASSETS
 CURRENT ASSETS:
   Cash and cash equivalents                                     $     58,989
   Accounts receivable, net                                           386,312
   Notes receivable                                                     9,100
   Inventories                                                        136,325
   Prepaid expenses and other                                          87,490
                                                                 ------------
        Total current assets                                          678,216

 PROPERTY AND EQUIPMENT, net                                          330,038
 GOODWILL, net of accumulated amortization of 1,186,506             4,410,609
 OTHER ASSETS                                                          23,573
                                                                 ------------
        Total                                                    $  5,442,436
                                                                 ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
   Notes payable (including $347,000 to affiliates)              $    610,082
   Accounts payable                                                   595,783
   Accrued expenses                                                   455,991
   Current portion of long-term debt                                  287,392
                                                                 ------------
        Total current liabilities                                   1,949,248

 LONG-TERM DEBT, LESS CURRENT PORTION                                 152,967
                                                                 ------------
        Total liabilities                                           2,102,215
                                                                 ------------

 COMMITMENTS                                                                -

 STOCKHOLDERS' EQUITY:
   Series A convertible preferred stock, $.01 par value;
     authorized 5,000,000 shares; 657,249 shares issued
     and outstanding                                                    6,572
   Common Stock, $.01 par value; authorized 25,000,000 shares;
     13,526,449 shares issued and outstanding                         135,264
   Additional paid-in capital                                      14,428,841
   Accumulated deficit                                            (11,230,456)
                                                                 ------------
        Total stockholders' equity                                  3,340,221
                                                                 ------------
        Total                                                    $  5,442,436
                                                                 ============

          See accompanying notes to consolidated financial statements.

                          Avitar, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)

                                     THREE MONTHS ENDED JUNE 30,    NINE MONTHS ENDED JUNE 30,
                                     ---------------------------    --------------------------
                                         1997            1996           1997           1996
                                     ------------    -----------    -----------    -----------
REVENUE:
  Sales                              $    523,582    $ 1,098,887    $ 1,615,388    $ 3,591,472
  Other revenue                                          492,819                       492,819
                                     ------------    -----------    -----------    -----------
    Total Revenues                        523,582      1,591,706      1,615,388      4,084,291
                                     ------------    -----------    -----------    -----------
OPERATING EXPENSES:
  Direct cost of revenues                 519,594        682,198      1,681,005      2,252,175
  Selling, general and
   administrative expenses                622,642        596,312      1,823,777      1,753,774
  Research and development
   expenses                               132,101         91,238        323,259        260,778
  Amortization of goodwill                139,927        139,926        419,781        419,782
                                     ------------    -----------    -----------    -----------
    Total operating expenses            1,414,264      1,509,674      4,247,822      4,686,509
                                     ------------    -----------    -----------    -----------
INCOME (LOSS) FROM OPERATIONS            (890,682)        82,032     (2,632,434)      (602,218)
                                     ------------    -----------    -----------    -----------
OTHER INCOME (EXPENSE)
  Interest income                               -              -          2,248            137
  Interest expense and
   financing costs                        (36,484)       (32,506)       (80,785)       (96,652)
  Other income, net                         3,561                         5,100          2,943
                                     ------------    -----------    -----------    -----------
    Total other income
     (expense)                            (32,923)       (32,506)       (73,437)       (93,572)
                                     ------------    -----------    -----------    -----------
INCOME (LOSS) BEFORE PROVISION FOR
 INCOME TAXES                            (923,605)        49,526     (2,705,871)      (695,790)
PROVISION FOR INCOME TAXES                  2,000          8,456          9,000         13,500
                                     ------------    -----------    -----------    -----------
NET INCOME (LOSS)                    $   (925,605)   $    41,070    $(2,714,871)   $  (709,290)
                                     ============    ===========    ===========    ===========
INCOME (LOSS) PER SHARE              $      (0.07)   $      0.01    $     (0.27)   $     (0.13)
                                     ============    ===========    ===========    ===========
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                    12,523,910      5,785,495      9,936,191      5,379,828
                                     ============    ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                          Avitar, Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Equity
                         Nine Months Ended June 30, 1997
                                   (Unaudited)

                                         Preferred Stock           Common Stock
                                      ---------------------    ---------------------    Additional      Accumulated
                                        Shares      Amount       Shares      Amount   paid-in capital     deficit
--------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1996         1,275,261    $ 12,752     6,966,884   $ 69,669   $ 12,958,934    $ (8,515,585)
Sales of Common Stock                                           2,677,304     26,773        642,367
Exercise of warrants                                            1,137,608     11,376        475,539
Issuance of common stock for services                             541,397      5,414        212,853
Issuance of common stock to employees                             349,220      3,492        151,508
Conversion of Preferred Stock          (618,012)     (6,180)    1,854,036     18,540        (12,360)
Net loss                                                                                               $ (2,714,871)
-------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1997                657,249    $  6,572    13,526,449   $135,264   $ 14,428,841    $(11,230,456)
===================================================================================================================

          See accompanying notes to consolidated financial statements.

                          Avitar, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                    NINE MONTHS ENDED JUNE 30,
                                                    --------------------------
                                                        1997           1996
                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                 $(2,714,871)   $  (709,290)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Depreciation and amortization                     152,394        144,423
      Amortization of goodwill                          419,781        419,782
      Provision (recovery) for losses on accounts
       receivable                                         2,161          5,297
      Non-cash charges for employee salaries and
       consulting services                              373,054         12,675
      Changes in operating assets and liabilities:
        Increase in accounts receivable                  75,448       (237,778)
        Decrease (increase) in prepaid expenses and
         other current assets                            30,995         32,876
        Increase in other assets                          5,515        (63,668)
        Increase (decrease) in account payable,
          accrued expenses, and customer advances        64,877       (278,877)
                                                    -----------    -----------
            Net cash provided by (used in)
             operating activities                    (1,590,646)      (674,560)
                                                    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                      (594)       (44,069)
                                                    -----------    -----------
            Net cash provided by (used in)
             investing activities                          (594)       (44,069)
                                                    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable and warrants              603,020        216,964
  Sales of common stock and exercise of warrants        888,117      1,459,878
  Repayment of long-term debt                          (207,281)       (61,344)
  Repayment of notes payable                             (4,483)      (122,294)
  Other                                                       -        (11,128)
                                                    -----------    -----------
            Net cash provided by (used in)
             financing activities                     1,279,373      1,482,076
                                                    -----------    -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS              (311,867)       763,447
CASH AND CASH EQUIVALENTS, beginning of the period      370,856        155,409
                                                    -----------    -----------
CASH AND CASH EQUIVALENTS, end of the period             58,989        918,856
                                                    ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during period:
    Income taxes                                    $     2,925    $     3,567
    Interest                                             72,705         79,057

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

   The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-QSB and Regulation S-B (including Item 310(b) thereof). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 1997. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended September 30, 1996.

   The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations and has a working capital deficit as of June 30, 1997 of $1,271,032. The Company raised net proceeds aggregating approximately $1,500,000 during the fiscal years ended September 30, 1996 and 1995 from the sale of stock. During the nine months ended June 30, 1997, the Company raised net proceeds of approximately $219,000 from the exercise of warrants (redeemable warrants and certain other warrants previously issued in connection with notes during fiscal years 1994 and 1995) and approximately $669,000 from the sale of common stock. The Company was also successful in extinguishing debt payable to PKS in the amount of $268,000 from PKS's exercise of the warrants described above. The Company is attempting to obtain additional debt and/or equity financing. Based upon current revenues, expenses and cash flow projections, the Company believes the current level of working capital, anticipated cash flow from operations, and expected net proceeds from the financing noted above will be sufficient to finance the Company's operating needs until the combined operations achieve profitability. There can be no assurances that forecasted results will be achieved or that additional financing will be obtained. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. INVENTORIES

   At June 30, 1997, inventories consist of the following::

                           Raw Materials     $ 57,506
                           Work-in-Process      1,663
                           Finished Goods      77,156
                                             --------
                               Total         $136,325
                                             ========

3. MAJOR CUSTOMERS

   Customers in excess of 10% of total sales are:

                         Three Months Ended      Nine Months Ended
                              June 30,                June 30,
                         -------------------    --------------------
                           1997       1996        1997        1996
                         -------    --------    --------    --------
           Customer A    $50,000    $158,000    $171,000    $366,000
           Customer B     51,000      46,000     187,000     177,000

4. NOTES PAYABLE

   During the three months ended June 30, 1997, officers and affiliates of the Company made loans to the company in the amount of $339,723, with interest payable at 10% per annum. These loans and the accrued interest thereon are to be repaid on or before September 30, 1997.

5. SUBSEQUENT EVENT

   On July 21,1997, the Company initiated a private placement offering to raise approximately $600,000 from the sale of its common stock. Under the terms of this private placement, a unit consisting of 100,000 shares of common stock and warrants to purchase 100,000 shares of common stock at an exercise price of $0.375 per share for a period of 18 months can be purchased for $25,000. As of July 31,1997, the Company had raised $100,000 from this offering.

   During July 1997, officers and affiliates loaned an additional $29,000 to the Company on the same terms as described above (see Notes Payable).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing elsewhere in this report.

RESULTS OF OPERATIONS

   Revenues

   Sales for the three months ended June 30, 1997 decreased $575,305, or approximately 52%, to $523,582 from $1,098,887 for the corresponding period of the prior year. For the nine months ended June 30, 1997, sales decreased $1,976,084, or approximately 55%, to $1,615,388 from $3,591,472 for the nine months ended June 30, 1996. The decrease for the three months ended June 30, 1997 occurred mainly from the reductions of $254,000 from the sales of wound dressing products and $321,000 from the sales of psychiatric review services. For the nine months ended June 30, 1997, the results primarily reflect the reductions of $74,000 from the sales of Medgate's OHS&E, $1,219,000 from the sales of wound dressing products and $683,000 from the sales of psychiatric review services.

   No other revenue was recorded for the three and nine months ended June 30, 1997 compared to the non-recurring adjustment of $492,819 recorded in connection with amendments to ATI's License and Supply Agreements with Convatec during the corresponding periods of the prior year.

   Operating Expenses

   For the three months ended June 30, 1997, the direct costs of sales were $519,594 or approximately 99% of sales, as compared to $682,198, or approximately 62% of sales, for the three months ended June 30, 1996. The direct cost of sales for the nine months ended June 30, 1997 were $1,681,005, or approximately 104% of sales, as compared to $2,252,175, or approximately 63% of sales, for the corresponding period of the prior year. The change for the three months and the nine months ended June 30, 1997 was related primarily to the decrease in sales described above.

   Selling, general and administrative expenses for the three months ended June 30, 1997 increased $26,330, or approximately 4%, to $622,642 from $596,312 for the corresponding period of the prior year. For the nine months ended June 30, 1997, selling, general and administrative expenses increased $70,003, or approximately 4%, to $1,823,777 from $1,753,774. The increase for the three month period ended June 30, 1997 was primarily attributable to staffing expense for ATI's new Senior Vice President of Sales and Marketing. For the nine months ended June 30, 1997, the increase resulted mainly from consulting expenses related to diagnostic products of $18,000 combined with the staffing expense for ATI's new Senior Vice President of Sales and Marketing and various other administrative and sales expenses of $52,000.

   Expenses for research and development and the amortization of goodwill for the three months ended June 30, 1997 amounted to $272,028 which represented approximately an 18% increase over the $231,164 incurred for the corresponding period of the prior year. For the nine months ended June 30, 1997, expenses for research and development and the amortization of goodwill were $743,040 compared to $680,560 for the nine months ended June 30, 1996. The change for the three and nine months ended June 30, 1997 resulted mainly from staffing expense for ATI's new Vice President for Research and Development and increased research and development activities related to saliva diagnostic products.

   Other Income and Expense

   For the three months ended June 30, 1997, other expenses (net of other income) amounted to $32,923 as compared to $32,506 for the three months ended June 30, 1996. Other expenses (net of other income) for the nine months ended June 30, 1997 were $73,437 compared to $93,572 for the corresponding period of the prior year. This decrease resulted primarily from the reduction in interest expense on MHB's bridge loans and receivable financing, offset in part by interest expense on loans received from affiliates beginning in April 1997.

   Net Loss

   Primarily as a result of the factors described above, the Company had net a loss of $925,605 ($0.07 per share) for the three months ended June 30, 1997, as compared to net income of $41,070 ($0.01 per share) for the three months ended June 30, 1996. For the nine months ended June 30, 1997, the net loss was $2,714,871 ($0.27 per share) versus a net loss of $709,290 ($0.13 per share) for the corresponding period of the prior year.

   Financial Condition and Liquidity

   At June 30, 1997 and September 30, 1996 the Company had working capital deficiencies of ($1,271,032) and ($496,067), respectively, and cash and cash equivalents of $59,989 and $370,856 respectively. Net cash used in operating activities during the nine months ended June 30, 1997 amounted to $1,590,646 resulting primarily from an operating loss of $2,714,871 offset in part by a decrease in accounts receivable of $75,448, decreases in prepaid expenses and other assets of $30,995, depreciation and amortization of equipment and goodwill of $419,781, non-cash charges for employee salaries and consulting services of $373,054 and increases in accounts payable and accrued expenses of $64,877. Net cash provided by financing and investing activities during the nine months ended June 30, 1997 amounted to $1,278,779 which included sales of the Company's common stock and exercise of warrants of $888,117 and proceeds from notes payable of $603,020; offset in part by repayment of notes payable of $4,483 and repayment of long term debt of $207,281.

   In November 1996, the Company lowered the exercise price of certain warrants (previously issued in connection with notes during fiscal years 1994 and 1995) with the intent of inducing warrant holders to exercise the warrants. As a result, the Company issued 1,125,000 shares of its common stock for which it received $212,000 and extinguished debt payable to pk&s in the amount of $268,000.

   During the period January-May 1997, the Company completed Regulation S placements of 2,677,304 shares of its common stock to offshore investors resulting in net proceeds of approximately $669,140. From April-July 1997, officers and affiliates of the Company made loans to the Company totaling $339,723 with interest payable at 10% per annum. These loans and the accrued interest thereon are to be repaid on or before September 30, 1997. On July 21,1997, the Company initiated a private placement offering to raise up to $600,000 under the terms of this private placement, a unit consisting of 100,000 shares of common stock and warrants to purchase 100,000 shares of common stock at an exercise price of $0.375 per share for 18 months can be purchased for $25,000. As of July 31, 1997, the Company had raised $100,000 from this offering. Proceeds from these financings are expected to be used to meet working capital needs and to pay outstanding payables.

   In May 1997, the Company established the Avitar, Inc. Stock Based Compensation Plan. Under the terms of this plan, the Company is able to issue up to 1.4 million shares of its common stock to cover the salaries of certain employees for ninety days and pay for services provided by certain consultants. Through July 1997, the Company had issued approximately 989,000 shares of common stock for approximately $394,000 of salaries and services.

   For the balance of fiscal year 1997, the Company's cash requirements are expected to include primarily funding of working capital, completing the payment of accrued professional fees incurred in relation to the acquisition of ATI and financing the development of products for the rapid diagnostic testing market.

   Operating revenues of the Company declined significantly during the first nine months of fiscal 1997, but are expected to gradually increase over the balance of fiscal year 1997 as the Company begins to expand the use of its polyurethane foam based technology to produce and market products for the diagnostic marketplace. Based on current sales, expense and cash flow projections, the Company believes that the current level of cash and short-term investments on hand, the anticipated cash flow from operations, and, most significantly, the proceeds from the financing mentioned above would be sufficient to fund operations until the Company achieves profitability. There can be no assurances that the Company will be able to obtain all of the proceeds sought from the above mentioned financing. Once the Company achieves profitability, the longer-term cash requirements of the Company to fund operating activities, purchase capital equipment and expand the business are expected to be met by the anticipated cash flow from operations and proceeds from any future financings. However, because there can be no assurances that sales will materialize as forecasted, management will continue to closely monitor and attempt to control costs at the Company and will continue to actively seek additional capital on favorable terms.

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

                           PART II  OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS

Former attorneys for the Company commenced an action (and made a motion for summary judgement) against the Company in New York Superior Court. This proceeding is based on a note given by the Company in connection with such former attorneys' claim for legal fees. Plaintiff seeks judgement in the principal amount of $185,171.63. Plaintiff commenced the action on February 27, 1997 but, with extensions, the Company responded in opposition on June 13, 1997 and, after service of the plaintiff's reply, the motion was submitted to the Court on June 26, 1997.

ITEM 2  CHANGES IN SECURITIES

(a) The Company's Redeemable Warrants (Nasdaq SmallCap Market: AVITW) were extended from June 30, 1997 to July 31, 1997, on which date they expired.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits:

      Exhibit No.    Document
      -----------    --------
      27.3           Financial Data Schedule

(B) Reports on Form 8-K:

      On June 4, 1997, the Company filed with the Securities and Exchange Commission a report on Form 8-K, Item 9.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AVITAR, INC.
                                       (Registrant)

Dated: August 12, 1997                      /s/ Peter P. Phildius
                                            Peter P. Phildius
                                            Chairman and Chief
                                            Executive Officer
                                            (Principal Executive Officer)

Dated: August 12, 1997                      /s/ J.C. Leatherman, Jr
                                            J.C. Leatherman, Jr.
                                            Chief Financial Officer
                                            (Principal Accounting and
                                            Financial Officer)

                                  EXHIBIT INDEX

                 Exhibit No.    Document                   Page
                 -----------    --------                   ----
                 27.3           Financial Data Schedule     17