Form 10KSB
period 1997-09-30
AVITAR INC /DE/
filed 1998-01-13
CIK 814008

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1997
                          ------------------

                         Commission file number: 0-20316
                                                 -------

                                  AVITAR, INC.
-------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

             Delaware                                    06-1174053
-------------------------------             -----------------------------------
(State or other jurisdiction of             (I.R.S. Employe Identification No.)
 incorporation or organization)

65 Dan Road, Canton, MA                                                02021
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip code)

Issuer's telephone number: (617) 821-2440
                           --------------

Securities registered under Section 12(b) of the Exchange Act:     NONE

Securities registered under Section 12(g) of the Exchange Act:
                                Title of Classes
                          Common Stock, $.01 par value
                               Redeemable Warrants
                                Class A Warrants
                                Class B Warrants

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes   X       No
                                 -----        -----
Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

           Issuer's revenues for its most recent fiscal year: $938,761
                               Page 1 of 66 pages.
                       Exhibit Index is on page 57 hereof.

The aggregate market value of the voting stock held by non-affiliates of the Registrant (computed by reference to the average of the bid and ask prices of such stock and assuming solely for purposes hereof that all directors and officers of the Registrant are "affiliates") as of December 31, 1997:
$1,712,046.

The approximate number of shares of Common Stock outstanding (including shares held by affiliates of the Registrant) as of December 31, 1997: 15,562,764
                                                               ----------
Documents incorporated by reference:   NONE

Transitional Small Business Disclosure Format (check one):   Yes     ;  No  X
                                                                -----     -----

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

Introduction

         Avitar, Inc. (the "Company" or "Avitar") through its wholly-owned subsidiary Avitar Technologies, Inc. ("ATI") develops, manufactures, markets and sells proprietary hydrophilic polyurethane foam disposables fabricated for medical, diagnostics, dental and consumer use. The Company, which resulted from a merger in 1995, is a leading independent fabricator of disposable medical and dental products from medical grade hydrophilic polyurethane foam.

         On October 27, 1997, the Company sold the business and assets of its wholly-owned subsidiary, Managed Health Benefits Corporation ("MHB"), which provided health care cost containment services. Therefore, MHB is considered a discontinued operation and this report primarily reflects the continued operations of the Company.

Products

         Currently, the Company offers the following products which utilize its proprietary medical polyurethane foam technology:

         Oral Fluids Sampling and Processing Systems. The Company has developed foam-based oral fluids sampling and processing devices which provide convenient, non-invasive sample collection and processing for use in diagnostic test kits. This specialty foam (non-ionic, neutral pH, non-binding of protein) is particularly well suited for saliva collection and processing for clinical tests. Avitar's collection techniques are non-invasive and less costly than the collection of blood samples. The non-binding features of these devices make them effective for use in medical and DNA testing. Currently, the world-wide market for diagnostic tests is estimated at $18 billion annually with the primary sampling media being blood and urine. Oral Fluids Sampling and Processing Systems accounted for approximately1% of the Company's revenue in Fiscal Year 1997and approximately 6% of the Company's revenue in Fiscal Year 1996.

         Drugs-of-Abuse Test Kits. Under a joint development agreement with Sun Biomedical Laboratories of Cherry Hill, New Jersey, the Company continues to develop oral fluids based rapid on-site assay systems for detecting drugs-of-abuse in the workplace. This agreement also grants Avitar the rights to distribute Sun Biomedical's urine based drugs-of-abuse and pregnancy tests. These urine based tests have received United States Food and Drug Administration ("FDA") approval to market and are sold under the Visualine trademark. Approximately $725 million annually is spent world-wide for drugs of abuse tests. Significant advantages exist for saliva to replace blood and urine in many of these tests and at the same time expand the market where current infrastructure cost limitations prohibit the use of much needed diagnostic tests. Drugs-of-Abuse Test Kits accounted for approximately 4% of the Company's revenue in Fiscal Year 1997 and no revenue in Fiscal Year 1996.

         Foam Disposable Products

         The Company produces medical-grade hydrophilic polyurethane foam disposables fabricated for the following applications:

         Wound Dressings. Avitar's Hydrasorb(Trademark) (Hydrasorb) wound dressing product is a highly absorbent topical dressing for moderate to heavy exudating wounds. These dressings have a unique construction that provide a moist wound healing environment which promotes skin growth and closure. The Hydrasorb product line was introduced by Calgon Vestal Division of Merck & Co. in 1994. Today, this product is marketed throughout North America (excluding Canada), Central America, South America, Australia and New Zealand by the ConvaTec Division of Bristol-Myers Squibb ("Convatec") a world leader in the specialty wound care market. It is also distributed in Canada by the Knoll Pharma Division of BASF ("Knoll") and in Germany by Medi Bayreuth ("Medi"). In addition to the Hydrasorb line, the Company has custom developed specialty wound dressings for the cardiac catheter lab market as well as the orthopedic market. The Joyce Dressing is used in dressing the introducer catheter for cardiology procedures and is marketed directly by Avitar. The market in the United States and Europe for synthetic dressings is estimated at $800 million annually with foam dressings accounting for approximately $150 million. The Company is currently developing and testing a wound dressing product to be used for dialysis patients. Wound Dressings accounted for approximately 43% of the Company's revenue in Fiscal Year 1997 and approximately 74% of the Company's revenue in Fiscal Year 1996.

         Custom Foam Products. The Company continues to expand the number of applications for its proprietary technologies in a variety of other medical/consumer markets. They include the Illizarov Dressing used for dressing external bone fixators in orthopedic procedures and a molded dental applicator for a consumer teeth bleaching system, disposable ear cushions for a high-tech hearing aid device. Customers for these products include Smith and Nephew, CCA Industries, Deaconess Hospital, Decibel Instruments and Schleicher and Schuell. Custom Foam Products accounted for approximately 53% of the Company's revenue in Fiscal Year 1997 and approximately 20% of the Company's revenue in Fiscal Year 1996.

Development

         The Company does not conduct pure research activities but, has adopted a primary product development strategy that is based on forming partnerships with market leading companies and recognized persons in foam products application areas, be they consumer, medical or dental applications. With this approach, proprietary products would be co-developed through the generation and development of product ideas either internally or through these strategic partnerships. To this partnership Avitar contributes the proprietary foam technology and related expertise, the product design, development and prototyping, and the start-up and commercial-scale manufacturing. The ability of the Company to keep current on technology and purchase new equipment in connection with development of new, improved products will be affected by its existing and future need for, and the availability of, financing.

         Products go through several stages of development. After each stage, the Company will conduct studies to determine the effectiveness of such product. Once a product is developed and the Company determines it may be commercially viable, Avitar will obtain necessary governmental approvals prior to marketing the product. See "Government Regulation." There can be no assurance, however, that such approvals will actually be obtained. The Company intends to conduct marketing trials with any new product to determine the effectiveness of the product. If such marketing trials prove to be successful and after the product is ready for marketing, Avitar will attempt to establish an arrangement with a known company or individual with established distribution channels, most likely with the same research and development partner, to commercially distribute the new product. For certain products, the Company may decide to establish a distribution network or directly market and distribute these products. See "--Sales and Marketing" below.

         Avitar currently employs three full-time individuals in its development efforts. In addition, two other employees also devote a portion of their time to development, as well as to the manufacture of the Company's products, quality control, regulatory affairs and facility maintenance.

Sales and Marketing

The Company generally has sold, and intends to continue to sell, its wound dressing and custom foam products through large, recognized distributors of dental and medical products and does not anticipate that a large direct sales force will be required. Avitar expects to follow the same process by selling its oral fluids and sampling systems to recognized distributors of diagnostic tests. To sell the drugs-of-abuse test kits, the Company plans to develop a network of established distributors that currently sell to the drugs of abuse test market. Avitar's sales and marketing staff consists of two full-time employees. If the Company is unable to establish satisfactory product distribution arrangements in this manner described above, it will be required to devote substantial resources to the establishment of a direct sales force. There can be no assurance that Avitar would have the resources required for such an endeavor. The Company also intends to develop strategic partnering arrangements with significant diagnostic test, health care and dental companies with established distribution channels. Avitar anticipates that such arrangements may involve the grant by Avitar of the exclusive or semi-exclusive rights to sell specific products to specified market segments and/or in particular geographic territories in exchange for a royalty, joint venture or other financial interests.

         To introduce its products to targeted distributors and direct customers, the Company participates in trade shows and conducts seminars for sales personnel. Avitar also conducts user trials to support the marketing efforts of its distribution partners.

         The Company believes that these arrangements will be more effective in promoting and distributing its products in view of Avitar's limited resources and the extensive marketing networks of such distributors.

         The Company's most significant distribution arrangements are summarized as follows:

         Oral Fluids Sampling and Processing Systems. In March 1996, the Company signed a licensing agreement with Simplex Medical Systems, Inc. ("Simplex") which grants Avitar exclusive worldwide rights to manufacture and market Simplex's patent-pending, state-of-the-art saliva collection device. This device, which utilizes Avitar's proprietary foam technology, will be used to collect saliva for diagnostic tests such as HIV, hepatitis, and a number of other diseases and substances which formerly required blood as the test medium. Under this licensing agreement, the Company must pay to Simplex certain royalties on the sale of each licensed product.

         Drugs-of-Abuse-Test Kits. In November 1996, the Company signed a Non-Exclusive Distributorship Agreement with Sun Biomedical Laboratories, Inc. ("SBL") which gives Avitar the rights to sell SBL's FDA approved urine-based, rapid screening tests for drugs-of-abuse and pregnancy. These tests are marketed under the Visuline II trademark. In addition, Avitar and SBL agreed to develop a series of saliva-based rapid screening tests for drugs-of-abuse. These saliva tests will use the Company's proprietary saliva collection system with Avitar having the exclusive, world-wide manufacturing and distribution rights to the tests when the development is completed.

         Wound Dressings. In June 1992, Avitar granted Medi the right to sell Avitar's wound care products in Germany for a period of one year. Although the agreement, by its terms, expired in June 1993, Avitar and Medi have continued the relationship under the terms and conditions of the original agreement. Prices of products sold to Medi may be changed upon 60 days notice. Medi is a privately owned distributor and producer of medical products based in Bayreuth, Germany, and sells medical products in 20 countries. It distributes products through its direct specialty sales force and distributes Avitar's product on a private label basis.

         In August 1993, the Company entered into a Distribution Agreement (the "Calgon Agreement") with Calgon Vestal Laboratories, Inc. ("Calgon") pursuant to which Calgon was granted the right to distribute Hydrasorb(Trademark) products in the United States and Mexico, subject to certain product and territorial exceptions based upon existing non-exclusive Avitar distribution arrangements. Generally, the Calgon Agreement provided that Hydrasorb(Trademark) products be sold at agreed upon prices (subject to annual inflation adjustments), Calgon share with Avitar gross profits of Hydrasorb(Trademark) products over an agreed upon base, Calgon and Avitar collaborate in the development and distribution of new wound dressing products and Calgon attain certain minimal annual sales in order to maintain exclusivity. In consideration of the license, Calgon (i) paid to Avitar a non-refundable deposit of $125,000 to be applied to Hydrasorb(Trademark) purchases by Calgon, and an additional $125,000 was applied to Hydrasorb(Trademark) purchases by Calgon, and (ii) agreed to pay termination royalties if Calgon elected to terminate the Agreement (for either reason set forth in the preceding sentence) based generally upon annual sales of Hydrasorb(Trademark) for each post-termination year ranging from 3% to 5% of net sales. If Calgon exercised its rights to the license prior to complete application of the $250,000 paid to Avitar by Hydrasorb(Trademark) then the balance, if any, was to be credited against the termination royalties. The Agreement also contained numerous other terms and conditions relating to the obligations, rights and duties of both parties.

         In June 1994, the Calgon Agreement was terminated and the parties thereto entered into a Supply Agreement and a License Agreement on generally the same overall terms as the Calgon Agreement. The Supply Agreement and License Agreement are both for a term of five years with a five-year renewal term upon the mutual agreement of Calgon and Avitar. The Supply Agreement requires Avitar to supply Calgon, and Calgon to purchase from Avitar, all of the Hydrasorb(Trademark) products Calgon resells in the territory of South America, Central America and North America excluding Canada (the "Territory"). Under the License Agreement, Calgon paid $425,000 to Avitar for an exclusive license to use (a) the licensed trademark for Hydrasorb(Trademark) and (b) certain technology to manufacture or have manufactured, use and sell Hydrasorb(Trademark) products in the territory. However, Calgon cannot exercise its right to manufacture or have manufactured Hydrasorb(Trademark) products unless the Supply Agreement is terminated by Calgon in the event of (i) the breach, without curing, of a material provision by Avitar of such Agreement,
(ii) the filing or institution of a bankruptcy or similar proceeding by or against Avitar, (iii) a suspension of Avitar's business operations for 30 days or more, or (iv) Avitar's failure to meet certain agreed upon delivery requirements. In December 1994, Calgon was sold to Convatec.

         In April 1996, the Company and Convatec determined that it was necessary to modify and clarify their rights and obligations under the Supply and Licensing Agreements in light of intervening business developments, facts, and circumstances. In consideration for the amendments to the agreements, Convatec immediately compensated the Company $250,000 all of which was recognized as income during the quarter ended June 30, 1996. In addition, the amended agreements contain termination provisions that eliminate the Company's obligation to repay any of the $425,000 received from Calgon in July 1994 as a licensing fee.

         In November 1993, the Company entered into a five-year distribution agreement with Knoll (the "Knoll Agreement") pursuant to which Knoll was granted the right to distribute Hydrasorb(Trademark) products throughout Canada. The Knoll Agreement provides that Hydrasorb(Trademark) products are to be sold at agreed upon prices (subject to annual inflation adjustments) and that certain minimum quantities are maintained.

         Custom Foam Products. Custom medical foam products (including the Illizarov dressing and certain nasal and sinus products) are marketed and distributed (in the United States and abroad) primarily by Smith & Nephew on a non-exclusive basis pursuant to an oral agreement.

Manufacturing and Supply.

           The Company's only facility is located in Canton, Massachusetts and comprises approximately 53,000 square feet of which 8,000 square feet is currently being used for administrative and office space and 31,000 square feet is being used for product manufacturing and warehousing. The remaining 14,000 square feet is not being used at this time but ATI has set aside this area for future manufacturing expansion.

         Given the use of Avitar's products in the diagnostic test, medical and dental markets, the Company is required to conform to FDA Good Manufacturing Practice regulations and various other statutory and regulatory requirements applicable to the manufacture and sale of medical devices. Avitar is subject to inspections by the FDA at all times. Avitar believes that its facilities and procedures are in compliance with these requirements. See "--Government Regulation".

         The Company does not have any written agreements with any of its suppliers. For raw materials, the Company purchases product components from single sources. Avitar acquires the same key component for its Flureze(Trademark) fluoride application product, customized foam products and Hydrasorb(Trademark) wound dressings from a single supplier. Avitar's current supplier of such key component is the only vendor which presently meets Avitar's specifications for such component. The loss of this supplier would at a minimum require the Company to locate another satisfactory vendor, which would result in a period of time during which manufacturing and sales of products utilizing such a component may be suspended and could have a material adverse effect on Avitar's financial condition and operations. Although Avitar believes that alternative sources could be found for such key component, Avitar expects that the cost of such component from an alternative source would be substantially higher and cause substantial delays in delivery of such product. Furthermore, there is no guarantee that the Company would be able to locate another satisfactory vendor or, even if one should be located, that the Company would be able to establish a commercial relationship with such vendor. However, the Company believes that alternative sources of supply are available for its remaining product components and that the loss of any such supplier would not have a material adverse effect upon Avitar's business.




Government Regulation

           Avitar and many of its products are subject to regulation by the FDA and the corresponding agencies of the states and foreign countries in which the Company sells its products. Accordingly, the Company is required to comply with applicable FDA regulations and similar state and foreign country requirements governing the manufacture, marketing, distribution, labeling, registration, notification, clearance and/or pre-market approval of drugs, medical and dental devices and cosmetics, as well as record keeping and reporting requirements applicable to such products. The Company believes that it is in compliance with all such requirements. In addition, the Company is subject to inspections by the FDA at all times, and may be subject to inspections by state and foreign agencies. If the FDA believes that its legal requirements have not been fulfilled, it has extensive enforcement powers, including the ability to initiate action to physically seize products or to enjoin their manufacture and distribution, to require recalls of certain types of products, and to impose or seek to impose civil or criminal sanctions against individuals or companies violating applicable statutes.

         The standards and procedures for obtaining approval or providing notification to the FDA with respect to medical devices were changed by legislation in late 1990. This legislation, which also affected numerous other changes in device regulations, is still being interpreted and implemented by the FDA. In addition, there can be no assurance that the FDA or the U.S. Federal Government will not enact further changes in the current rules and regulations with respect to products which Avitar already markets or may plan to market in the future. If Avitar is unable to demonstrate compliance with such new or modified requirements, sales of affected products may be significantly limited or prohibited until such requirements are met (if ever).

Competition

         The Company believes that the principal competitive factors in Avitar's markets are innovative product design, product quality, established customer relationships, name recognition, distribution and price. Many companies of all sizes, including major diagnostic test, dental and health care companies, are engaged in activities similar to those of Avitar. Most of Avitar's competitors have substantially greater financial, marketing, administrative and other resources and larger research and development staffs.

         Although Avitar may not have the development resources of many of its competitors, the Company believes its product design and development experience allows it to compete favorably in producing innovative products in Avitar's markets. Furthermore, the Company believes that its Hydrasorb(Trademark) wound dressings, and custom foam products possess qualities with significant advantages over competing products, including cost effectiveness. Although the Company does not have an established internal distribution network, Medi, Knoll and Convatec are distributing the Company's Hydrasorb(Trademark) wound dressings. See "--Products", "--Sales and Marketing".

         In addition, colleges, universities, governmental agencies and other public and private research organizations will continue to conduct research and are becoming more active in seeking patent protection and licensing arrangements to collect royalties for use of technology that they have developed, some of which may be directly competitive with that of Avitar. In addition, these institutions compete with companies such as Avitar in recruiting highly qualified scientific personnel.

         The Company believes that its product markets are highly fragmented with many different companies competing with regard to a specific product or product category. As a result, Avitar's competition varies from product to product. Avitar's primary competitors in the wound dressing market include Squibb, Johnson & Johnson, Smith and Nephew, 3M and Acme United. In the drugs-of-abuse test kit market, the largest competitors are Roche Diagnostic Systems, Biosite Diagnostics, Editek, Inc., Princeton Biomedical and American Biomedical.

Intellectual Property

         Trade secrets, proprietary information and know-how are important to the Company's scientific and commercial success. Avitar currently relies on a combination of patents, trade secrets, trademark law and non-disclosure agreements to establish and protect its proprietary rights in its products. Avitar currently holds several United States patents, and has applications pending for additional patents, which are not directly related to products currently marketed. In addition, the Company has certain registered and other trademarks.

         The Company believes that its products, trademarks and other proprietary rights do not infringe upon the proprietary rights of third parties.

Product Liability; Insurance Coverage

         The testing, marketing and sale of medical and dental products entail a high risk of product liability claims by consumers and others. Claims may be asserted against the Company by end-users of any of Avitar's products. As of September 30, 1997, the Company had product liability insurance coverage in the amount of $5,000,000 and no claims had been asserted. Amounts payable pursuant to such coverage are subject to a deductible on each occurrence of $5,000 payable by Avitar, up to an annual aggregate deductible payable by Avitar of $25,000, and certain other coverage exclusions. This insurance will not cover liabilities caused by events occurring prior to the time such policy was purchased by the Company or liabilities caused by events occurring after such policy is terminated or for claims made after 60 days following termination of the policy. Further, certain distributors of medical and dental products require minimum product liability insurance coverage as a condition precedent to purchasing or accepting products for distribution.

Employees

         At September 30, 1997, the Company had 37 full-time employees, including 3 in research and development (in addition to two other employees who devote a portion of their time to research and development as well as manufacturing and supply activities), 23 in manufacturing and supply (two of whom devote a portion of their time to research and development), 2 in sales and marketing and 9 in administration. None of the employees is subject to a collective bargaining agreement. The Company believes its relationship with its employees to be satisfactory.


ITEM 2.           DESCRIPTION OF PROPERTY

         The Company leases approximately 53,000 square feet in Canton, Massachusetts for its manufacturing facility and administrative offices which are in satisfactory condition for their purposes. The current annual rent is approximately $455,000 and the lease expires in June 2005.


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

         The monetary demands made by the Underwriter relate primarily to the anti-dilution provision of the warrant agreement. The Company believes that the Underwriter's claims improperly seek additional underwriting compensation in defiance of NASD rules that proscribe underwriters and their associates from receiving the kind of compensation here sought--based on the type of anti-dilution provision invoked by the Underwriter on the ground that it is unfair and unreasonable. The Company has accordingly moved to dismiss the Underwriter's complaint based upon both the rule violations and otherwise.

         Former attorneys for the Company commenced an action (and made a motion for summary judgement) against the Company in New York Supreme Court. This proceeding is based on a note given by the Company in connection with such former attorneys' claim for legal fees. Plaintiff sought judgement in the principal amount of $185,171.63 plus the accrued interest thereon. Plaintiff commenced action on February 27, 1997 but, with extensions, the Company responded in opposition on June 13, 1997 and, after service of the plaintiff's reply, the motion was submitted to the Court on June 26, 1997. In November 1997, the Company reached a settlement with the plaintiff whereby the Company paid $90,000 in cash and issued 275,000 shares of its common stock.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not applicable.

                                     Part II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Market Price Data. The Company's Common Stock is traded on The Nasdaq Stock Market Small-Cap Market ("NASDAQ") under the symbol AVIT and the Redeemable Warrants, which expired on July 31, 1997, were traded on the NASDAQ under the symbol AVITW. The Class A Warrants are listed, but have not traded. The table below sets forth the high and low sales prices for the Company's Common Stock and Redeemable Warrants, as quoted on NASDAQ (Small Cap Market), for the periods indicated. Quotations reflect inter-dealer prices without retail markup, markdown or commission, and do not necessarily represent actual transactions:

                                    Common Stock          Redeemable Warrants
                                    ------------          -------------------
         Fiscal 1996                High     Low          High            Low
         -----------                ----     ---          ----            ---
              First Quarter          .66     .31           .12            .09
              Second Quarter        1.81     .31           .40            .09
              Third Quarter         2.81    1.12          1.38            .22
              Fourth Quarter        1.56     .88           .59            .28
         Fiscal 1997
         -----------
              First Quarter          .97     .38           .44            .09
              Second Quarter         .97     .34           .63            .06
              Third Quarter          .84     .34           .31            .13
              Fourth Quarter         .47     .25           .22*           .03*

                  *For the month of July 1997

         As of December 31, 1997 the last sales price for the Company's Common Stock was $.13.

         NASDAQ Continued Listing Requirements. In August 1997, Securities and Exchange Commission approved new NASDAQ requirements, which become effective February 23, 1998, for companies to continue to be listed on the SmallCap Market. Currently, the Company does not meet the requirement for a minimum bid price of $1.00 for its common stock and the requirement to have net tangible assets of $2,000,000. The Company is in the process of developing a plan that will enable the Company to meet these new requirements. However, there can be no assurance that the Company will be able to meet these requirements and remain listed on the NASDAQ SmallCap Market.

         Holders. The Company had approximately 250 owners of record and, it believes, in excess of 1,800 beneficial owners of the Company Common Stock as of December 31, 1997.

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

Results of Operations

Revenues

         Sales for the fiscal year ended September 30, 1997 ("Fiscal 1997") decreased $1,403,720 or approximately 60% to $938,761 from $2,342,481 for the fiscal year ended September 30, 1996 ("Fiscal 1996"). The results for Fiscal 1997 primarily reflect the decrease in sales of wound dressing products to the Company's main customer.

         No other income was recorded during Fiscal 1997 compared to the adjustment of $492,819 recognized in connection with the amendments to ATI's License and Supply Agreements with Convatec in Fiscal 1996.

Operating Expenses

         Direct costs of sales were approximately 169% of sales in Fiscal 1997 compared to approximately 98% of sales for Fiscal 1996. The higher ratio of direct cost to sales for fiscal 1997 was primarily related to the decrease in sales described above.

         Sales, general and administrative expenses for Fiscal 1997 increased $65,702 or approximately 4%, to $1,757,791 from $1,692,089 for Fiscal 1996. This increase resulted mainly from the addition of a Senior Vice President of Sales and Marketing position to increase sales activity.

         Research and development expenses for Fiscal 1997 amounted to $452,169 compared to $352,700 Fiscal 1996. The increase of $99,469, or approximately 28%, was primarily attributable to increased research and development activities related to saliva diagnostic products and the hiring of a Vice President for Research and Development.

         For Fiscal 1997, amortization of goodwill was $559,708 compared to the same amount for Fiscal 1996. During the fourth quarter of Fiscal 1997, the remaining balance of goodwill in the amount of $4,270,682 was written-off as explained in Note 2 of the Consolidated Financial Statements.

Other Income and Expense

         Interest income amounted to $2,384 for Fiscal 1997 compared to $5,619 for Fiscal 1996. This decrease resulted from the interest earned on lower levels of cash available during Fiscal 1997.

         Interest expense and financing costs were $120,335 for Fiscal 1997 compared to $152,140 incurred during Fiscal 1996. This decrease resulted from the reduction of interest expense on the Company's bridge loans and receivable financing provided by Silicon Valley Financial Services, offset in part by interest expense on loans received from affiliates beginning in April 1997.

         Other expense amounted to $10,383 for Fiscal 1997 versus other expense of $6,141 for Fiscal 1996.

Discontinued Operations

         In October 1997, the Company consummated the sale of the net assets and business of its MHB subsidiary. Loss from operations of MHB was $20, 357 in Fiscal 1997 compared to income of $628,167 in Fiscal 1996. The change of $648,524 was primarily the result of the reduction in sales of MHB's psychiatric review services.


Net Loss

         Primarily as a result of the factors described above, the Company had a net loss of $7,835,670 ($0.71 per share) for Fiscal 1997 compared to a net loss of $1,591,250 ($0.27 per share) for Fiscal 1996.

Financial Condition and Liquidity

         At September 30, 1997 and September 30, 1996, the Company had working capital deficiencies of ($1,504,807) and ($496,067), respectively, and cash and cash equivalents of $65,512 and $370,856, respectively. Net cash used in operating activities during Fiscal 1997 amounted to $1,734,542 resulting primarily from the operating loss of $7,835,670 and increases in prepaid expenses and other current assets of 10,625, partially offset by increases in accounts payable and accrued expenses of $213,466, decreases in inventories of $48,990, depreciation and amortization of equipment and intangible assets of $727,213, write-off of goodwill of $4,270,682, non-cash charge for services and compensation of $583,748 and decreases in accounts receivable and other assets of $267,654. Net cash provided by financing and investing activities during Fiscal 1997 was $1,429,198 which included sales of Company preferred stock, common stock and warrants of $1,131,890 and proceeds from notes payable and long-term debt of $454,845, offset in part by purchases of equipment of $4,136 and re-payment of notes payable and long-term debt of $153,401.


         During Fiscal 1997, the Company issued 1,154,008 shares of its common stock upon the exercise of redeemable warrants and warrants issued in connection notes during fiscal years 1994 and 1995. As a result, the Company received approximately $218,035 and extinguished debt payable to PK&S in the amount of $267,938.


         During the period January-May 1997, the Company completed Regulation S placements of 2,677,304 shares of its common stock to offshore investors resulting in net proceeds of approximately $671,090. From April-October 1997, officers and affiliates of the Company made loans to the Company totaling $428,723 with interest payable at 10% per annum. During September and October 1997, private individuals made loans to the Company totaling $62,500 with interest payable at 20% per annum. Of these loans, $378,723 and the accrued interest thereon were due on or before September 30, 1997 and the balance of $112,500 plus accrued interest is to be repaid by January 31, 1998. As of December 31, 1997, loans in the total amount of $60,000 and the related accrued interest have been repaid thereby reducing the amount due on these loans to $431,223 ( of which $363,723 is from officers and affiliates) plus accrued interest thereon. In May 1997, the Company established the Avitar, Inc. Stock Based Compensation Plan under which during Fiscal 1997 the Company issued 1,259,561 shares of common stock for approximately $439,870 of compensation for certain of its employees and consultants. From July-September 1997, the Company sold 963,400 shares of its common stock through a private placement offering and raised net proceeds of approximately $240,850. Under the terms of this offering, the investors received warrants to purchase 1,013,400 shares of common stock at an exercise price of $0.375 per share for a period of 18 months. In addition, the Company issued 359,025 shares of its common stock for approximately $143,878 of fees paid to certain consultants,

         As indicated in Results of Operations above, the Company sold the net assets and business of its MHB subsidiary in October 1997. From this sale the Company received net proceeds of approximately $1,225,000 and will record a gain of approximately $1,000,000 in the first quarter of fiscal year 1998. In addition, the Company is attempting to raise up to $4,000,000 from the sales of equity and or debt securities. Proceeds from these proposed financings are intended to enable the Company to meet NASDAQ's new continued listing requirements and are anticipated to be used primarily to provide the necessary working capital and capital equipment funding to operate the Company and expand the Company's business. However, there can be no assurance that these financings will be achieved.

         For the balance of fiscal year 1998, the Company's cash requirements are expected to include primarily the funding of any operating losses, the payment of outstanding accounts payable, the repayment of certain notes payable and the funding of operating capital to grow the Company's rapid diagnostic testing and other lines of business.

         Operating revenues of the Company declined significantly during Fiscal 1997, but they are expected to increase substantially during Fiscal 1998 if the sales for the wound dressing products return to previous levels and the Company continues to expand the use of its polyurethane foam bases technology to produce and market products for the diagnostic and other marketplaces. Based on current sales, expense and cash flow projections, the Company believes that the current level of cash and short-term investments on hand, the $1,225,000 of net proceeds from the sale of MHB, and, most significantly, a portion of the anticipated net proceeds from the financing mentioned above would be sufficient to fund operations until the Company achieves profitability. There can be no assurance that the Company will consummate the above-mentioned financing, or that all of the net proceeds sought thereby will be obtained. Once the Company achieves profitability, the longer-term cash requirements of the Company to fund operating activities, purchase capital equipment and expand the business are expected to be met by the anticipated cash flow from operations and proceeds from the financings described above. However, because there can be no assurances that sales will materialize as forecasted, management will continue to closely monitor and attempt to control costs at the Company and will continue to actively seek additional capital on favorable terms.

         As a result of the Company's recurring losses from operations and working capital deficit, the report of its independent certified public accountants relating to the financial statements for Fiscal 1997 contains an explanatory paragraph stating substantial doubt about the Company's ability to continue as a going concern. Such report also states that the ultimate outcome of this matter could not be determined as of the date of such report (December 10, 1997). The Company's plans to address the situation are presented above. However, there are no assurances that these endeavors will be successful or sufficient.

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



Part III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                        COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The directors and executive officers of the Company and their respective ages and positions with the Company, as of September 30, 1997, along with certain biographical information (based solely on information supplied by them), are as follows:

Name                         Age  Title
----                         ---  -----
Peter P. Phildius            67   Chairman of the Board/Chief Executive
OfficerDouglas W. Scott (1)  51   President and Chief Operating Officer/Director
Jay C. Leatherman Jr.        53   Chief Financial Officer and Secretary
John McCambridge(5)          48   Senior Vice President, Sales and Marketing
Carl M. Good, III            53   Vice President, Research and Development
William Martin               50   Controller for ATI
Craig Taylor (3)             41   Director
George Witt, Ph.D. (2)       67   Director
James Groth (1)(2)           59   Director
Neil R. Gordon (1)(2)(4)     49   Director

----------------------------
1. Member of Audit Committee.
2. Member of Compensation Committee.
3. Resigned effective December 31, 1996
4. Elected to the Board on June 9, 1997
5. Resigned effective December 18, 1997

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

DOUGLAS W. SCOTT

         Mr. Scott has been the Chief Operating Officer since July 1996, was the Chief Executive Officer from August 1989 until July 1996 and has been a director of the Company since August 1989. Mr. Scott has been a general partner in PK&S since its founding in 1985. Prior to 1985, Mr. Scott was Executive Vice President of Nutritional Management, Inc. (1983 - 1985); Senior Vice President, Operations of Delmed, Inc. (1982 - 1983); Vice President, Quality Assurance of Frito-Lay, Inc., a consumer products company (1980 - 1982); and held several senior positions at Baxter from 1970 - 1980. The last two of these senior positions at Baxter were General Manager of the Vicra Division and General Manager of Irish Operations. Mr. Scott is also a director of Candela Laser Corporation, a publicly-traded company in the business of manufacturing and marketing medical lasers. Mr. Scott received an M.B.A. from Harvard Business School.

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

JOHN MCCAMBRIDGE

         Mr. McCambridge served as the Company's Senior Vice President of Sales and Marketing from January 1997 until his resignation in December 1997. He has over 23 years of marketing experience in the medical device and biotechnology industries, most recently as Senior Vice President of Sales and Marketing with Genzyme Tissue Repair (formerly BioSurface Technology, Inc.). In addition, Mr. McCambridge has served in a variety of executive level sales and marketing positions with companies such as Empire Blue Cross Blue Shield and American Hospital Supply Corporation. Mr. McCambridge has a Bachelor's Degree in Business Administration from the University of Deleware.

CARL M. GOOD, III

         Dr. Good has served as the Company's Vice President of Research and Development since February 1997 and as a consultant and member of the Company's Scientific Board since October 1996. He has over 30 years of experience in product development and operating management experience in the medical diagnostics industry. Dr. Good has held technology management positions with Millipore Corporation and most recently, worked in the development of sophisticated medical diagnostic products at Cambridge Biotech Corporation. He has received a Ph. D. in Microbial Genetics from Iowa State University and has completed Postdoctoral Study in Enzymology at the University of Wisconsin Medical School and the University of Massachusetts.

WILLIAM MARTIN

         Mr. Martin has served as Controller of ATI since August 1991. He has over 25 years of accounting and financial management experience, primarily in manufacturing environments. He served as Manufacturing Controller for Delmed, Inc. from 1984 to 1986 with responsibility for the financial and planning functions of the company's four domestic and foreign manufacturing facilities. He was Director of Finance for Microsomics, Inc., a high tech manufacture of electronic components for several major defense contractors, from 1986 to 1987. Prior to joining ATI, Mr. Martin was the Controller for Barcolene, Inc., a consumer products manufacturer. He also held a variety of accounting and financial positions with Fram Corporation (1970 to 1974) and with Ludlow Corporation (1974 to 1983). Mr. Martin received his Bachelor of Science Degree in Business Administration from Bryant College.

CRAIG TAYLOR

         Mr. Taylor served as a director of the Company from January 1989 to December 31, 1996. Mr. Taylor has been a private investor for over the past 10 years. He is also Treasurer and a member of the Board of the New York City Mission Society.

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

NEIL R. GORDON

         Mr. Gordon has served as a director since June 1997. He has been President of N.R. Gordon & Company, Inc., a company that provides a broad range of financial consulting services, since 1995. From 1981 to 1995, he was associated with Ekco Group, Inc. and served as its Treasurer from 1987 to 1995. Mr. Gordon has also served as Director of Financing and Accounting for Empire of Carolina, Inc. He received a Bachelor of Science Degree from Pennsylvania State University.

Section 16(a) Compliance.

         Section 16(a) of the Securities Exchange Act ("SEC") of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and NASDAQ. Officers, directors and greater that ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         Based on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during Fiscal 1997, all filing requirements applicable to its officers, directors and greater than ten-percent shareholders were complied with except the following are failures to file timely reports required by Section 16(a):

                  *  Eight reports (Form 4) covering 34 transactions were
                           filed late by Peter Phildius.

                  *  Six reports (Form 4) covering 14 transactions were
                           filed late by Douglas Scott.

                  *  Two reports(Form 4) covering 2 transactions were
                           filed late by Neil R. Gordon.

                  *  One report (Form 5) covering two transactions was
                           filed late by George Witt.

                  *  One report (Form 5) covering two transactions was
                           filed late by James Groth.

                  *  One report (Form 5) covering 17 transactions was filed
                           late by Jay Leatherman.

                  *  One report (Form 5) covering 11 transactions was
                           filed late by John McCambridge.

                  *  One report(Form 5) covering 18 transactions was filed
                           late by Carl Good.

                  *  One report(Form 5) covering 12 transactions was filed
                           late by William Martin

ITEM 10.          EXECUTIVE COMPENSATION

         Summary Compensation Table. The following table sets forth compensation earned by or paid to the Chief Executive Officer and Chief Operating Officer for Fiscal 1997 and, to the extent required by applicable Commission rules, the preceding two fiscal years. No other executive officers of the Company received annual salary and bonus in excess of $100,000 during fiscal years 1995, 1996 or 1997. All of the compensation in the table below represents management consulting fees and salary paid by the Company to PK&S for the services of Mr. Phildius and Mr. Scott.

                                      Annual Compensation
                                      -------------------              Long-Term
Name/Position                 Year          Salary(1)     Bonus        Compensation Options
-------------                 ----          ---------     -----        --------------------
Peter P. Phildius             1997          $150,000        0                    0
(Chairman of the Board/       1996          $150.000        0                    0
Chief Executive Officer       1995          $103,125        0                250.000(2)
-July 1996)

Douglas W. Scott              1997          $150,000        0                    0
(President/                   1996          $150,000        0                    0
Chief Operating Officer       1994          $103,125        0                250,000(2)
-July 1996/Chief Executive
 Officer-Until July 1996)

(1) Does not include $15,864, $11,371 and $18,160 reimbursed to PK&S for fiscal years 1995, 1996 and 1997, respectively, for business-related expenses incurred by Mr. Phildius and Mr. Scott on behalf of the Company.

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

         Stock Option Grants in Last Fiscal Year. No options were granted to Mr. Phildius and Mr. Scott in Fiscal 1997.

         Option Exercises in Last Fiscal Year and Year-Ended Option Values. No stock options or stock appreciation rights were exercised by Mr. Scott and Mr. Phildius in Fiscal 1997.

         As of September 30, 1997, Mr. Phildius and Mr. Scott each held options covering 440,000 shares of Common Stock, all of which are exercisable, but none of which are in the money.

         Employment Agreements. As a condition to the consummation of the Merger, Messrs. Phildius and Scott entered into Employment Agreements (the "Employment Agreements") with the Company. Under these Employment Agreements, which commenced on May 19, 1995, Messrs. Phildius and Scott each receive an annual salary of $150,000 (subject to cost of living increases). Pursuant to the Employment Agreements, if Messrs. Phildius and/or Scott are terminated with "Cause" (as such term is defined in the Employment Agreements) by the Company or if Messrs. Phildius and/or Scott terminate their employment as a result of a breach by the Company of its obligations under such Agreements, he will be entitled to receive his annual base salary for a period of up to 18 months following such termination. In addition, if there is a "Change of Control" of the Company (as such term is defined in the Employment Agreements) and, within two years following such "Change of Control", either of Messrs. Phildius or Scott is terminated without cause by the Company or terminates his employment as a result of a breach by the Company, such executive will be entitled to certain payments and benefits, including the payment, in a lump sum, of an amount equal to up to two times the sum of (i) the executive's annual base salary and (ii) the executive's most recent annual bonus (if any). In addition, pursuant to the Employment Agreements, which have a three-year term (subject to extension), Messrs. Phildius and Scott are each entitled to annual bonus payments of up to $150,000 if the Company achieves certain levels of Pre-tax Income (as such term is defined in such Agreements).

         In August 1994, the Employment Agreements (originally signed in 1993) were amended to cancel the stock options granted thereunder (covering an aggregate of 203,000 shares and subject to the effectiveness of the Merger), and new options to purchase an aggregate of 380,000 shares of the Company's Common Stock at an exercise price of $0.59 per share were granted unconditionally and independently of the Employment Agreements. Such options will expire no later than June 16, 2004, and are vested and exercisable . In July 1995, the Company's Board of Directors granted additional options in the amount of 250,000 to Mr. Phildius and 250,000 to Mr. Scott. Such options have an exercise price of $0.375 per share and will expire no later than July 12, 2005. These options are vested and exercisable .

         In October 1996, the Company entered into a consulting agreement with N.R. Gordon & Company, Inc. Neil Gordon, a member of the Company's Board of Directors, is the President of N.R. Gordon and Company, Inc. Under this agreement, N.R. Gordon & Company, Inc. provides financial consulting services for which it received 50,000 warrants at an exercise price of $0.93 per share and is paid $100.00 per hour for all services performed. In addition, N.R. Gordon & Company, Inc. is entitled to receive commissions for certain capital raising services.
                                                                             22

         Director Compensation. The Company presently pays its non-management directors $500 for each Board and Committee meeting which they attend plus a travel fee of $250 if they must travel outside of the area to attend the meeting. In consideration of the fact that the Company does not pay its non-management directors an annual retainer, the Company adopted a directors' plan (the "Directors' Plan"), which was approved by the Stockholders on May 18, 1995. Under the Directors' Plan, each non-management director is to be granted options covering 5,000 shares of the Company's Common Stock initially upon election of the Board, and each year in which he/she is selected to serve as a director. On June 16, 1994, the Board of Directors granted to each member of the Special Independent Committee options to purchase 10,000 shares of the Company's Common Stock at an exercise price of $0.59 per share, representing the fair market value of the Company's Common Stock on the date of such grant. Such options represent an initial special grant as well as the grant for calendar year 1995. Such options became effective on May 19, 1995, the consummation of the Merger. In March 1997, each non-management director received a grant of 5,000 options for calendar year 1997 with an exercise price of $0.83 per share, representing the fair market value of the Company Common Stock on the date of such grant.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                                     MANAGEMENT

         The following table sets forth the number of shares of the Company's Common Stock beneficially owned as of December 30, 1997 by (i) each person believed by the Company to be the beneficial owner of more that 5% of the outstanding Company Common Stock; (ii) each director of the Company; (iii) the Company Chief Executive Officer and its four most highly compensated executive officers (other than the Chief Executive Officer) who earn over $100,000 a year (of which there was one); and (iv) all directors and executive officers of the Company as a group. Beneficial ownership by the Company's stockholders has been determined in accordance with the rules promulgated under Section 13(d) of the Securities Exchange Act of 1934, as amended. All shares of the Company Common Stock are owned both of record and beneficially, unless otherwise indicated.

Name and Address of Beneficial Owner (1)               No. Owned          %
----------------------------------------               ---------        -----

Peter P. Phildius (2)(3)(5)                            2,011,174         11.7
Douglas W. Scott (2)(4)(5)                             2,138,227         12.3
Phildius, Kenyon & Scott("PK&S") (2)(5)                1,342,460          8.1
James Groth (2)(7)(10)                                    86,003           *
George Witt, Ph.D. (2)(7)                                 60,127           *
Neil R. Gordon (2)(8)                                     78,583           *
A. S. Goldmen& Co., Inc.(6)                              278,000          1.8
All directors and executive officers
  as a group (3)(4)(5)(7)(8)(9)(10)                    3,469,462         18.5

*    Indicates beneficial ownership of less than one (1%) percent.

(1) Information with respect to holders of more than five (5%) percent of the outstanding shares of the Company's Common Stock was derived from, to the extent available, Schedules 13D and the amendments thereto on file with the Commission.

(2) The business address of such persons, for the purpose hereof, is c/o Avitar, Inc., 65 Dan Road, Canton, MA 02021.

(3) Includes 228,654 shares of the Company's Common Stock and options to purchase 440,000 shares of the Company's Common Stock. Also includes the 1,342,460 shares of the Company's Common Stock beneficially owned by PK&S as described below in Note 5.

(4) Includes 355,767 shares of the Company's Common Stock and options to purchase 440,000 shares of the Company's Common Stock. Also includes the 1,342,460 shares of the Company's Common Stock beneficially owned by PK&S as described below in Note 5.

(5) Represents ownership of 1,039,460 shares of the Company's Common Stock, options to purchase 60,000 shares of the Company's Common Stock and warrants to purchase 242,565 shares of the Company's Common Stock. PK&S is a partnership of which Mr. Phildius and Mr. Scott are general partners.

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

(7) Includes options to purchase 20,000 shares of the Company's Common Stock granted to such director under the Directors' Plan approved by the stockholders on May 18, 1995.

(8) Includes warrants to purchase 50,000 shares of the Company's Common Stock granted to such director under a consulting agreement to provide services to the Company.

(9) Includes 110,368 shares of the Company's Common Stock and options to purchase 277,500 shares of the Company's Common Stock beneficially owned by Jay C. Leatherman, Jr., John McCambridge, Carl Good and William Martin, executive officers of the Company.

(10) Does not include 10,929 shares of the Company's Common Stock owned by a trust established for Mr. Groth's children, all of which he disclaims beneficial ownership.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         PK&S, a 8.1% beneficial owner of the Company, provided consulting services to the Company from September 1989 to May 1995. On May 28, 1992, the Company entered into a written consulting agreement with PK&S which reflected the provisions of a previous oral agreement approved by the Company's Board of Directors in October 1990. Pursuant to its arrangement with the Company, PK&S provided the services of each of Messrs. Phildius and Scott to the Company for approximately 20 hours per week. Under the terms of the current employment agreements with Peter Phildius and Douglas Scott described above, the Company pays their salaries and related expenses directly to PK&S. The aggregate of consulting fees and salaries paid and reimbursement of expenses made to PK&S by the Company for fiscal years 1997, 1996 and 1995 totaled $318,160, $311,371 and $194,957 respectively.

         In connection with its consulting arrangement with the Company, PK&S was granted options to purchase an aggregate of 1.6 million shares of the Company Common Stock prior to the one for 54.9 stock split effected by the Company in November 1991 (the "Stock Split"). In December 1991, following the Stock Split, the Company's Board of Directors canceled these previously granted options and replaced them with five-year options covering an aggregate of 120,000 shares of the Company Common Stock, of which options covering 60,000 shares are exercisable at $0.80 per share and options covering an additional 60,000 shares were exercisable at $2.00 per share. Such options were granted to PK&S as compensation for services rendered to the Company. The number of shares of Company Common Stock covered by such options was approximately 91,000 shares more than those which PK&S would have received pursuant to the Stock Split alone, and the exercise prices and other terms of such options were more favorable than those of the options that they replaced. On June 16, 1994, the Company's Board of Directors canceled the options covering 60,000 shares with an exercise price of $2.00 per share and replaced them with options covering a like number of shares, at $0.59 per share, the fair market value of the Company Common Stock as of June 16, 1994. The options covering 60,000 shares of common stock at the exercise price of $0.80 per share expired in December 1996. The remaining 60,000 shares of Company Common Stock covered by such options are subject to certain demand registration rights granted to PK&S. Pursuant to these registration rights, PK&S has the right, which commenced on September 18, 1993, to cause the Company to register the shares of the Company Common Stock underlying these options.

         On September 3, 1994, PK&S made a bridge loan to the Company in the amount of $300,000, with interest payable thereon monthly in arrears at 10% per annum. The loan is to be repaid in the amount of one-third of the net proceeds to the Company (up to $300,000 plus accrued interest thereon) resulting from a private placement of the Company securities upon the earlier of September 2, 1995, or seven days following completion of such private placement. In connection with the loan, the Company granted to PK&S warrants to purchase 300,000 shares of the Company's Common Stock at an exercise price of $0.65 per share, the average bid price of the Company Common Stock during the 10 days prior to August 17, 1994, the date the loan from PK&S was approved by the Special Independent Committee. These warrants were exercised by PK&S in November 1996.

         On December 16, 1994, the Company granted to PK&S warrants to purchase 112,500 shares of the Company's Common Stock at an exercise price of $0.50 per share in connection with an additional bridge loan of $75,000 made by PK&S to the Company. In addition, during January 1995, Messrs. Phildius and Scott and Michael Kenyon, a general partner of PK&S, made bridge loans in an aggregate amount of $110,000 to the Company. In connection with these loans, the Company granted to them warrants to purchase an aggregate of 165,000 shares of the Company Common Stock at an exercise price of $0.50 per share. These warrants were exercised by PK&S in November 1996.

         In connection with the bridge loans totaling $375,000 made by PK&S to the Company, PK&S, on September 30, 1995, exchanged its bridge note, and accrued interest thereon, for 388,856 shares of Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock entitles PK&S to convert it at any time into three shares of the Company's Common Stock and receive dividends in an amount equal to 110% of any dividends paid on the Company's Common Stock into which each share is convertible. These shares of Series A Convertible Preferred Stock were converted into 1,166,568 shares of Company Common Stock in February 1997.

         On May 19, 1995, the Company's Consulting Agreement ended and was replaced by the Employment Agreements with Messrs. Phildius and Scott (See -- "Employment Agreements"). As requested by Messrs. Phildius and Scott and approved by the Company's Board of Directors, the salary and benefits provided under the Employment Agreements will be paid directly to PK&S.

         In July 1995, the Company entered into a consulting agreement with Richard Freemen, M.D., the son-in-law of the Company's Chairman and Chief Executive Officer. Under this agreement, Dr. Freemen will act as Chairman of ATI's Medical Advisory Board and will be compensated $5,000 per month for the duration of the agreement. In addition, Dr. Freemen received options to purchase 20,000 shares of the Company's Common Stock. The consulting portion of this agreement was canceled in February 1997 and an issuance of 100,000 shares of the Company's Common Stock was made to Mr. Freeman to cover the total compensation earned under this agreement.

         From April-October 1997, officers and affiliates of the Company made loans to the Company totaling $428,723 with interest payable at 10% per annum.. Of these loans, $368,723 were due on or before September 30, 1997 with the balance of $60,000 due on or before January 31, 1998. In November 1997, loans in the total amount of $60,000 (plus the accrued interest thereon) due on or before January 31, 1998 were repaid. As of December 31, 1997, loans from these officers and affiliates totaling $368,723 remain outstanding.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

    Exhibit No.                                  Document
    -----------                                  --------
     (K)  2.1              Asset Purchase Agreement made as of October 24,1997
                           by and among Prompt Associates, Inc., Managed Health
                           Benefits Corporation, and Avitar, Inc.

     (G)  3.1              Certificate of Amendment to the Certificate of
                           Incorporation of the Company dated May 19, 1995.

     (G)  3.2              Certificate of Amendment of the Certificate of
                           Incorporation of the Company dated June5, 1995.

     (A)  4.1              Specimen Copies representing the Company's Common
                           Stock and Redeemable Warrants.

     (D)  4.2              Specimen Certificates representing the Company's
                           Class A Warrants and Class B Warrants.

     (D)  4.3              Warrants granted to Phildius, Kenyon & Scott as of
                           September 5, 1994.

     (J)  4.4              Certificate of Designations, Rights and Preferences
                           of Series A Redeemable Convertible Preferred Stock.

     (C) 10.1              Employment Agreement between MHB and Peter P.
                           Phildius, dated as of July 23, 1993.

     (D) 10.2 Amended and Restated Employment Agreement between MHB and Peter P. Phildius, dated as of August 15, 1994.

     (C) 10.3              Employment Agreement between MHB and Douglas W.
                           Scott, dated as of July 23, 1993.

     (D) 10.3.1            Amended and Restated Employment Agreement between MHB
                           and Douglas W. Scott, dated as of August 15, 1994.

     (D) 10.4.1            Form of Warrant Agreement respecting the Class A
                           Warrants between the Company and Continental Stock
                           Transfer & Trust Company.

     (D) 10.4.2            Form of Warrant Agreement respecting the Class B
                           Warrants between the Company and Continental Stock
                           Transfer & Trust Company.

     (A) 10.4.3            Form of Warrant Agreement respecting the Company
                           Redeemable Warrants between the Company and Continental Stock Transfer & Trust Company.


     (D) 10.4.4            Form of First Amendment to Warrant Agreement
                           respecting the Company Redeemable Warrants between the Company and Continental Stock Transfer & Trust
                           Company.

     (B) 10.5              Form of Consulting Agreement between MHB and A.S.
                           Goldmen & Co., Inc., dated August 11, 1992.

     (B) 10.6 Consulting Agreement between MHB and The Equity Group, Inc., dated October 18, 1991.

     (D) 10.7 Consulting Agreement between MHB and Phildius, Kenyon & Scott, dated November 29, 1989, as amended.

     (D) 10.8 Promissory Note executed by MHB to Phildius, Kenyon & Scott, dated September 3, 1994.

     (E) 10.9 Promissory Noted executed by MHB to Phildius, Kenyon & Scott dated December 16, 1994.

     (E) 10.10             Warrant Agreement executed by MHB to Phildius, Kenyon
                           & Scott dated December 16, 1994.

     (F) 10.11             Form of 11% Promissory Note executed by the Company
                           to parties providing the bridge loans between January
                           - May 1995.

     (F) 10.12             Form of Warrant Agreement executed by the Company to
                           parties providing the bridge loans between January -
                           May 1995.

     (F) 10.13             Lease Agreement executed by Avitar, Inc. and the
                           Company to KBC Realty Trust, dated March 22, 1995.

     (H) 10.14             Agreement between the Company and Silicon Valley
                           Financial Services dated January 18, 1996

     (H) 10.15             Agreement between the Company and Simplex Medical
                           Systems, Inc. dated March 14,1996

     (I) 10.16             Form of Offshore Securities Agreement between the
                           Company and parties purchasing common stock under Regulation S during Fiscal 1996 and Fiscal 1997

     (I) 10.17             Form of Subscription Agreement between the Company
                           and parties purchasing common stock during Fiscal
                           1996 and Fiscal 1997

         21.1              Subsidiaries of the Company.

         23.1              Consent from BDO Seidman, LLP

         27.1              Financial Data Schedule

---------------------------


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

(H) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Quarterly Report for the fiscal quarter ended March 31,1996 (Commission File No. 0-20316), and incorporated herein by reference.

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

(K) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Current Report dated October 27, 1997 (Commission File No. 0-20316), and incorporated herein by reference.

(b)  Reports on Form 8-K:

         On September 27, 1997, filed with the Securities and Exchange Commission a report on Form 8-K, Item 5.

                                   SIGNATURES

         In accordance with Section 13 of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   January 13, 1998

                                            AVITAR, INC.
                                            (Registrant)

                                            By: /s/ Peter P. Phildius
                                                -------------------------------
                                                Peter P. Phildius
                                                Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                                               Title                                Date
----                                               -----                                ----

/s/     Peter P. Phildius                Chairman of the Board and                January 13, 1998
-----------------------------------       Chief Executive Officer
Peter P. Phildius                      (Principal Executive Officer);
                                                and Director


/s/     Douglas W. Scott               President and Chief Operating              January 13, 1998
-----------------------------------         Officer and Director
Douglas W. Scott


/s/     J.C. Leatherman, Jr.            Chief Financial Officer and               January 13, 1998
-----------------------------------    Secretary (Principal Financial
J.C. Leatherman, Jr.                      and Accounting Officer)


/s/     Neil Gordon
-----------------------------------               Director                        January 13, 1998
Neil Gordon


/s/     George Witt, Ph.D.                        Director                        January 13, 1998
-----------------------------------
George Witt, Ph.D.



/s/     James Groth                               Director                        January 13, 1998
-----------------------------------
James Groth

                                                               Avitar, Inc. and
                                                                   Subsidiaries



                        Consolidated Financial Statements
                     Years Ended September 30, 1997 and 1996

                                                  Avitar, Inc. and Subsidiaries

                                                                       Contents


Report of independent certified public accountants                          F-3

Consolidated financial statements:

    Balance sheet                                                           F-4

    Statements of operations                                                F-5

    Statements of stockholders' equity (deficit)                            F-6

    Statements of cash flows                                          F-7 - F-8

    Notes to consolidated financial statements                       F-9 - F-26

Report of Independent Certified Public Accountants


To the Board of Directors and Stockholders
Avitar, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Avitar, Inc., and subsidiaries as of September 30, 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended September 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Avitar, Inc. and subsidiaries as of September 30, 1997, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 1997 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has stockholders' and working capital deficits as of September 30, 1997. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                         BDO Seidman, LLP


Boston, Massachusetts
December 10, 1997

                                                  Avitar, Inc. and Subsidiaries

                                                     Consolidated Balance Sheet


September 30,                                                                                      1997
=======================================================================================================

Assets

Current:
   Cash and cash equivalents                                                               $     65,512
   Accounts receivable, net of allowance for
    doubtful accounts of $76,122                                                                100,020
   Inventories                                                                                  142,453
   Prepaid expenses and other (including employee receivable
    of $41,275)                                                                                  75,870
   Net assets of discontinued operations                                                         75,769
-------------------------------------------------------------------------------------------------------
      Total current assets                                                                      459,624

Property and equipment, net                                                                     282,480

Other assets                                                                                     15,358
-------------------------------------------------------------------------------------------------------
                                                                                           $    757,462
=======================================================================================================

Liabilities and Stockholders' Deficit

Current liabilities:
   Notes payable to affiliates and others                                                  $    398,286
   Accounts payable                                                                             611,761
   Accrued expenses (including $26,054 due to affiliates)                                       524,239
   Current portion of long-term debt                                                            430,145
-------------------------------------------------------------------------------------------------------
      Total current liabilities                                                               1,964,431

Long-term debt, less current portion                                                            119,355
-------------------------------------------------------------------------------------------------------
      Total liabilities                                                                       2,083,786
-------------------------------------------------------------------------------------------------------

Commitments and contingency (Note 8)

Stockholders' deficit:
   Series A convertible preferred stock, $.01 par value;
    authorized 5,000,000 shares; 657,249 shares issued
    and outstanding                                                                               6,572


   Common stock, $.01 par value; authorized 25,000,000 shares;
    15,234,218 shares issued and outstanding                                                    152,342
   Additional paid-in capital                                                                14,866,017
   Accumulated deficit                                                                      (16,351,255)
-------------------------------------------------------------------------------------------------------
      Total stockholders' deficit                                                            (1,326,324)
-------------------------------------------------------------------------------------------------------
                                                                                           $    757,462
=======================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                  Avitar, Inc. and Subsidiaries

                                          Consolidated Statements of Operations


Years ended September 30,                                                  1997                1996
===================================================================================================

Revenues:
   Sales                                                           $    938,761        $  2,342,481
   Other income                                                               -             492,819
---------------------------------------------------------------------------------------------------
      Total revenues                                                    938,761           2,835,300
---------------------------------------------------------------------------------------------------

Operating expenses:
   Direct cost of revenues                                            1,583,390           2,295,558
   Selling, general and administrative expenses                       1,757,791           1,692,089
   Research and development expenses                                    452,169             352,700
   Amortization of goodwill                                             559,708             559,708
   Write-off of goodwill                                              4,270,682                   -
---------------------------------------------------------------------------------------------------
      Total operating expenses                                        8,623,740           4,900,055
---------------------------------------------------------------------------------------------------
      Loss from operations                                           (7,684,979)         (2,064,755)
---------------------------------------------------------------------------------------------------

Other income (expense):
   Interest income                                                        2,384               5,619
   Interest expense and financing costs (includes $18,179
    and $24,750 to affiliates)                                         (120,335)           (152,140)
   Other, net                                                           (10,383)             (6,141)
---------------------------------------------------------------------------------------------------
      Total other expense                                              (128,334)           (152,662)
---------------------------------------------------------------------------------------------------

Loss before provision for income taxes and
 discontinued operations                                             (7,813,313)         (2,217,417)

Provision for income taxes                                                2,000               2,000
---------------------------------------------------------------------------------------------------

Loss from continuing operations                                      (7,815,313)         (2,219,417)

Discontinued operations:
   Income (loss) from operations of MHB (net of income taxes
    of $4,000 in 1997 and $5,206 in 1996)                               (20,357)            628,167
---------------------------------------------------------------------------------------------------
Net loss                                                           $ (7,835,670)       $ (1,591,250)

===================================================================================================

Income (loss) per share:
   Loss per share from continuing operations                       $       (.71)       $       (.38)
   Income per share from discontinued operations                              -                 .11
---------------------------------------------------------------------------------------------------
Net loss per share                                                 $       (.71)       $       (.27)
===================================================================================================

Weighted average number of common and common equivalent
 shares outstanding                                                  11,036,047           5,772,617
===================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                  Avitar, Inc. and Subsidiaries

                      Consolidated Statements of Stockholders' Equity (Deficit)


                                                     Preferred Stock           Common Stock
                                                  ---------------------    ---------------------     Additional       Accumulated
Years ended September 30, 1997 and 1996               Shares     Amount        Shares     Amount   Paid-in Capital      Deficit
---------------------------------------------------------------------------------------------------------------------------------

Balance at September 30, 1995                      1,097,981    $10,980     5,177,450   $ 51,775      $ 11,367,825  $ (6,924,335)

Sale of preferred stock                               50,000        500             -          -            49,500             -

Sale of common stock and warrants,
 net of expenses                                           -          -     1,777,434     17,774         1,421,236             -

Issuance of common stock for services                      -          -        12,000        120            12,555             -

Conversion of notes payable                          127,280      1,272             -          -           126,008             -

Placement fees                                             -          -             -          -           (18,190)            -

Net loss                                                   -          -             -          -                 -    (1,591,250)
---------------------------------------------------------------------------------------------------------------------------------

Balance at September 30, 1996                      1,275,261     12,752     6,966,884     69,669        12,958,934    (8,515,585)

Sale of common stock, net of expenses                      -          -     3,640,704     36,407           871,633             -

Exercise of common stock warrants, net
 of expenses                                               -          -       576,508      5,765           218,085             -

Conversion of notes payable                                -          -       577,500      5,775           262,163             -

Issuance of common stock for services                      -          -       700,810      7,008           267,910             -

Conversion of preferred stock into common stock     (618,012)    (6,180)    1,854,036     18,540           (12,360)            -

Issuance of common stock to employees                      -          -       917,776      9,178           299,652             -

Net loss                                                   -          -             -          -                 -    (7,835,670)
---------------------------------------------------------------------------------------------------------------------------------

Balance at September 30, 1997                        657,249    $ 6,572    15,234,218   $152,342      $ 14,866,017  $(16,351,255)
=================================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                  Avitar, Inc. and Subsidiaries

                                          Consolidated Statements of Cash Flows

Years ended September 30,                                                         1997               1996
==========================================================================================================

Cash flows from operating activities:
  Net loss                                                                 $(7,835,670)       $(1,591,250)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization                                             167,505            175,826
     Amortization of goodwill                                                  559,708            559,708
     Write-off of goodwill                                                   4,270,682                  -
     Noncash charge for services and compensation                              583,748             12,675
     Changes in operating assets and liabilities:
        Decrease in accounts receivable                                        253,924            171,767
        Decrease (increase) in inventories                                      48,990            (21,994)
        Decrease (increase) in prepaid expenses and
         other current assets                                                  (10,625)             1,985
        Decrease in other assets                                                13,730             20,944
        Increase (decrease) in accounts payable and accrued expenses           213,466           (332,176)
----------------------------------------------------------------------------------------------------------

           Net cash used in operating activities                            (1,734,542)        (1,002,515)
----------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Purchases of property and equipment                                           (4,136)           (50,978)
----------------------------------------------------------------------------------------------------------

        Net cash used in investing activities                                   (4,136)           (50,978)
----------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from notes payable and long-term debt                               454,845                  -
  Repayments of notes payable and long-term debt                              (153,401)          (201,880)
  Sales of preferred stock, common stock and warrants                        1,131,890          1,470,820
----------------------------------------------------------------------------------------------------------

        Net cash provided by financing activities                            1,433,334          1,268,940
----------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                          (305,344)           215,447

Cash and cash equivalents, beginning of year                                   370,856            155,409
----------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                                     $    65,512            370,856
==========================================================================================================

                                                  Avitar, Inc. and Subsidiaries

                                          Consolidated Statements of Cash Flows
                                                                    (Concluded)


Years ended September 30,                                                                    1997                 1996
======================================================================================================================

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Interest                                                                        $     91 823         $     45 887
     Taxes                                                                           $      2 925         $          -
======================================================================================================================

Supplemental schedule of noncash investing and
 financing activities:
  During 1996:
     Notes payable of $125,000 and accrued interest of $2,280 were converted into preferred stock.
     Accounts payable of $131,000 were converted into long-term debt.
     Capital leases totaling $76,313 were entered into.

  During 1997:
     Notes payable of $267,938 were converted into common stock upon the exercise of warrants.

                    See accompanying notes to consolidated financial statements.

                                                  Avitar, Inc. and Subsidiaries

                                     Notes to Consolidated Financial Statements


1.     Description of               Avitar, Inc. ("Avitar" or the "Company")
       Business and Basis           through its wholly-owned subsidiary, Avitar
       of Presentation              Technologies, Inc. ("ATI") designs,
                                    develops, manufactures and markets
                                    healthcare products and services. ATI sells its products and services primarily to large medical supply companies.

                                    Managed Health Benefits Corporation ("MHB"), another wholly-owned subsidiary of Avitar, is in the business of providing cost containment services to assist employers and other third-party payers in controlling costs of group medical, workers' compensation and disability benefits. Avitar was looking to sell this business in 1997 and consummated a sale of MHB's net assets and business in October 1997. The Company received $1,224,959, net of expenses, and recorded a gain of approximately $1,000,000 that will be reflected in the first quarter of fiscal 1998. The MHB business has been treated as a discontinued operation (see
                                    Note 3).

                                    The Company's consolidated financial
                                    statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations and has a working capital deficit and stockholders' deficit as of September 30, 1997 of $1,504,807 and $1,326,324,
                                    respectively. The Company raised net
                                    proceeds aggregating approximately
                                    $1,100,000 and $1,500,000 during the years
                                    ended September 30, 1997 and 1996,
                                    respectively, from the sale of stock. The
                                    Company is attempting to obtain additional equity financing. Based upon cash flow projections, the Company believes the anticipated cash flow from operations, proceeds from the sale of MHB and expected net proceeds from future equity financings will be sufficient to finance the Company's operating needs until the operations achieve profitability. There can be no assurances that forecasted results will be achieved or that additional financing will be obtained. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                                                  Avitar, Inc. and Subsidiaries

                                     Notes to Consolidated Financial Statements


2.     Summary of
       Significant
       Accounting
       Policies

       Principles of                The consolidated financial statements
       Consolidation                include the accounts of the Company and its
                                    wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

       Revenue                      Sales of ATI's products and services are
       Recognition                  recorded in the period the products are
                                    shipped or services are provided.

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

       Property and                 Property and equipment (including equipment
       Equipment                    under capital leases) is recorded at cost at
                                    the date of acquisition. Depreciation is computed using the straight-line method over the estimated useful lives of the assets
                                    (three to seven years). Leasehold
                                    improvements are amortized over the terms of the leases.

       Research and                 Research and development costs are expensed
       Development                  as incurred.

       Income (Loss)                Income (loss) per common share is based on
       Per Share                    the weighted average number of common shares
                                    outstanding in each year. Common stock
                                    equivalents, including convertible preferred stock, options and warrants, have not been included because they are antidilutive.

       Income Taxes                 Income taxes are accounted for on the
                                    liability method, where deferred income
                                    taxes are provided on the differences in

                                    basis of assets and liabilities between
                                    financial reporting and tax returns using enacted rates. Valuation allowances have been recorded (see Note 10).

                                                  Avitar, Inc. and Subsidiaries

                                     Notes to Consolidated Financial Statements


2.     Summary of
       Significant
       Accounting
       Policies
       (Continued)

       Fair Value of                The carrying amounts of cash, accounts
       Financial                    receivable and accounts payable approximate
       Instruments                  fair value because of the short-term nature
                                    of these items. The current fair values of the notes payable and long-term debt approximate fair value because of the respective interest rates.

       Recent Accounting            Financial Accounting Standards No. 121,
       Standards                    "Accounting for the Impairment of Long-Lived
                                    Assets and for Long-Lived Assets to be
                                    Disposed of" requires that certain
                                    long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. This statement was adopted
                                    October 1, 1996.

                                    The Company periodically assessed the
                                    continuing recoverability of the goodwill which arose from the acquisition of ATI in May, 1995. Based upon various sales and marketing agreements in place and expected to occur in the future, management believed the goodwill amount (which was being amortized over a 10-year period) was fully recoverable. Certain delays in the introduction of new products as well as less than anticipated sales of existing products in fiscal 1997 caused the Company to reassess its position regarding the recoverability of the remaining value of goodwill. While the Company remains optimistic that future sales of ATI products will grow at a substantial rate and that the Company should achieve profitable results from operations, there can be no assurance as to when these improved operating results will occur. Accordingly, in the fourth quarter of fiscal 1997, the Company wrote-off the remaining book value of goodwill which totaled $4,270,682.

                                                  Avitar, Inc. and Subsidiaries

                                     Notes to Consolidated Financial Statements


2.     Summary of
       Significant
       Accounting
       Policies
       (Continued)

       Recent Accounting            Statement of Financial Accounting Standards
       Standards                    No. 123, "Accounting for Stock-Based
       (Continued)                  Compensation," allows the choice of either
                                    the intrinsic value method or the fair value method of accounting for employee stock options. The Company has selected the option to continue the use of the intrinsic value method.

                                    Statement of Financial Accounting Standards
                                    No. 128, "Earnings per Share," ("SFAS No.
                                    128") is effective for financial statements for fiscal periods ending after December 15, 1997. The new standard establishes standards for computing and presenting earnings per share. The effect of adopting SFAS No. 128 is not expected to be material.

                                    In June 1997, the Financial Accounting
                                    Standards Board issued two new disclosure standards. Results of operations and financial position will be unaffected by implementation of these new standards.

                                    Statement of Financial Accounting Standards
                                    No. 130, "Reporting Comprehensive Income,"
                                    ("SFAS No. 130") establishes standards for reporting and display of comprehensive income, its components, and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.


                                    SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about

                                                  Avitar, Inc. and Subsidiaries

                                     Notes to Consolidated Financial Statements


2.     Summary of
       Significant
       Accounting
       Policies
       (Continued)

       Recent Accounting            operating segments in the financial
       Standards                    statements. It also establishes standards
       (Continued)                  for disclosures regarding products and
                                    services, geographic areas, and major
                                    customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

                                    Both of these new standards are effective for financial statements for years beginning after December 15, 1997 and require comparative information for earlier years to be restated. These standards are not expected to impact future financial statements.


3.     Discontinued                 In fiscal 1997, the Company pursued the sale
       Operations                   of its wholly-owned subsidiary, Managed
                                    Health Benefits Corporation ("MHB"). On
                                    October 27, 1997, the Company sold MHB's net assets and business and received $1,224,959, net of expenses. The Company's financial statements have been restated to reflect MHB as a discontinued operation.

                                                  Avitar, Inc. and Subsidiaries

                                     Notes to Consolidated Financial Statements


3.     Discontinued                 Following is a summary of net assets and
       Operations                   results of operations of MHB:
       (Continued)

                                    September 30,                                                                  1997
                                    ===================================================================================
                                    Accounts receivable                                                        $109,978
                                    Prepaid expenses and other                                                    7,222
                                    Property and equipment, net                                                  31,292
                                    -----------------------------------------------------------------------------------

                                    Total assets                                                                148,492
                                    -----------------------------------------------------------------------------------

                                    Accounts payable and accruals                                                64,363
                                    Long-term debt                                                                8,360
                                    -----------------------------------------------------------------------------------

                                    Total liabilities                                                            72,723
                                    -----------------------------------------------------------------------------------

                                    Net assets disposed of                                                       75,769
                                    ===================================================================================

                                    Assets and liabilities are shown at their carrying values.

                                    Years ended September 30,                                1997                 1996
                                    ===================================================================================

                                    Sales                                              $1,202,918           $2,005,859
                                    Operating expenses                                  1,219,275            1,372,486
                                    -----------------------------------------------------------------------------------

                                    Income (loss) before provision
                                     for income taxes                                     (16,357)             633,373
                                    Provision for income taxes                              4,000                5,206
                                    -----------------------------------------------------------------------------------

                                    Net income (loss)                                  $  (20,357)          $  628,167
                                    ===================================================================================

                                                  Avitar, Inc. and Subsidiaries

                                     Notes to Consolidated Financial Statements


4.     Inventories                  Inventories consist of the following:

                                    September 30,                                                                 1997
                                    ==================================================================================
                                    Raw materials                                                             $  56,367
                                    Work-in-process                                                             46,495
                                    Finished goods                                                              39,591
                                    ----------------------------------------------------------------------------------
                                                                                                              $142,453
                                    ==================================================================================

5.     Property and                 Property and equipment used in continuing
       Equipment                    operations consists of the following:

                                    September 30,                                                                 1997
                                    ==================================================================================
                                    Equipment                                                                $ 564,771
                                    Furniture and fixtures                                                      19,006
                                    Leasehold improvements                                                      20,871
                                    ----------------------------------------------------------------------------------

                                                                                                               604,648

                                    Less: accumulated depreciation
                                           and amortization                                                   (322,168)
                                    ----------------------------------------------------------------------------------

                                                                                                             $ 282,480
                                    ==================================================================================

                                    At September 30, 1997, the cost of equipment under capital leases was $489,372 and the related accumulated amortization was $260,178.

                                                  Avitar, Inc. and Subsidiaries

                                     Notes to Consolidated Financial Statements


6.     Notes Payable to             During 1997, various related parties
       Affiliates and               advanced funds totaling $378,723 to the
       Others                       Company to fund operations and provide
                                    working capital. These advances are due on demand and bear interest at 10%.

                                    On September 22, 1997, the Company borrowed
                                    $12,500 from an individual bearing interest at 20%. Principal balance is due on January 31, 1998.

                                    In December 1992, an affiliate advanced ATI
                                    $350,000 to fund operations and provide
                                    working capital. These advances were due on demand and bore interest at prime plus 1/2%. The balance was reduced to $275,000 in a prior year as settlement for a $75,000 receivable due to ATI. In connection with the exercise of warrants in November, 1996, this debt was reduced by $268,000. The remaining balance at September 30, 1997 was $7,063.


7.     Long-Term Debt               Long-term debt consists of the following:

                                    September 30,                                                                 1997
                                    ==================================================================================
                                    Note payable to a law firm                                                $203,126

                                    Note payable to a vendor in monthly
                                     installments through September 1998,
                                     uncollateralized, with interest at
                                     rates ranging from 8% to 10%                                              142,218

                                    Obligations under capital leases (see Note 8)                              204,156
                                    ----------------------------------------------------------------------------------

                                                                                                               549,500

                                    Less: current maturities                                                   430,145
                                    ----------------------------------------------------------------------------------

                                                                                                              $119,355
                                    ==================================================================================

                                                  Avitar, Inc. and Subsidiaries

                                     Notes to Consolidated Financial Statements


7.     Long-term Debt               The notes payable are primarily to the
       (Continued)                  Company's prior law firm and a vendor. The
                                    amounts were reclassified from accounts
                                    payable when notes were negotiated between the parties. The Company is in default on payments to the law firm and the remaining balance, $203,126, is included in current maturities. A settlement was reached in November, 1997 between the parties, whereby the Company paid $90,000 in cash and issued
                                    275,000 shares of its common stock.


8.     Commitments and
       Contingency

       Leases ATI leases office space under operating leases which expire in years through 2005. Certain additional costs are incurred in connection with the leases and the leases may be renewed for additional periods. ATI leases certain equipment under capital leases.

                                    Rental expense under all noncancelable
                                    operating leases charged to continuing
                                    operations for the years ended September 30, 1997 and 1996 was $455,292 and $451,636, respectively.

                                    The Company issued warrants to purchase
                                    150,000 shares of its common stock to one of its lessors. The warrants are exercisable at $.50 per share and expire in 1999. No warrants have been exercised as of September 30, 1997.

                                                  Avitar, Inc. and Subsidiaries

                                     Notes to Consolidated Financial Statements


8.     Commitments and
       Contingency
       (Continued)

       Leases                       Future minimum rentals are as follows:
       (Continued)

                                                                                          Capital            Operating
                                    ==================================================================================
                                    1998                                                 $111,675              416,833
                                    1999                                                  100,713              428,260
                                    2000                                                   35,116              492,087
                                    2001                                                        -              503,120
                                    2002                                                        -              503,120
                                    Thereafter                                                  -            1,215,873
                                    ----------------------------------------------------------------------------------
                                    Total minimum lease payments                          247,504           $3,559,293
                                                                                                            ==========
                                    Less: Amounts representing interest                    43,348
                                    -------------------------------------------------------------
                                    Present value of net minimum lease
                                    payments                                             $204,156
                                    =============================================================

       License/Supply               In June 1994, ATI entered into a license
       Agreements                   agreement and a supply agreement with Calgon
                                    Vestal Laboratories, Inc. ("Calgon"), its largest customer. The supply agreement and license agreement were both for a term of five years with a five-year renewal term upon agreement of Calgon and ATI. The supply agreement required ATI to supply to Calgon and Calgon to purchase from ATI all of the Hydrasorb(Trademark) wound dressings Calgon resells in the exclusive territory of North
                                    America, excluding Canada, and South
                                    America, (the "Territory"). Calgon had
                                    agreed to purchase certain minimum amounts of Hydrasorb(Trademark) products. Calgon agreed to pay ATI a royalty as determined by a formula based on Calgon's profits on net sales of the Hydrasorb(Trademark) products. In the event ATI terminated the supply agreement and the license agreement for Calgon's failure to purchase the required quantity of Hydrasorb(Trademark)

                                                  Avitar, Inc. and Subsidiaries

                                     Notes to Consolidated Financial Statements


8.     Commitments and
       Contingency
       (Continued)

       License/Supply               products, ATI would pay Calgon an amount
       Agreements                   equal to $7,083 multiplied by a number equal
       (Continued)                  to the difference between (a) the number of
                                    calendar months, if any, remaining during the initial term of the supply agreement and
                                    (b) 14. Royalty revenues were not material in 1997 or 1996.

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

       Employment                   The Company entered into employment
       Agreements                   agreements with its two principal
                                    executives, which payments thereunder were subsequently assigned to an affiliate. The agreements provide for annual compensation aggregating $300,000 per year, plus cost-of-living increases and bonuses based upon pre-tax income, as defined. In the event of a change in control of the Company, the two executives may be entitled to receive up to two times their annual salary plus prior bonus. The agreements have a term of three years and may be extended for future successive one-year periods.

                                    Expenses under these agreements totaled
                                    approximately $300,000 in 1997 and 1996.

                                                  Avitar, Inc. and Subsidiaries

                                     Notes to Consolidated Financial Statements


8.     Commitments and
       Contingency
       (Continued)

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


9.     Stockholders'
       Equity (Deficit)

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

                                                  Avitar, Inc. and Subsidiaries

                                     Notes to Consolidated Financial Statements


9.     Stockholders'
       Equity (Deficit)
       (Continued)

       Warrants The Company has outstanding warrants entitling the holder to purchase one share of common stock at the applicable exercise price. The following is a summary of shares issuable upon the exercise of warrants (all of which are exercisable) at September 30, 1997. Warrants were exercised for 1,154,008 shares in fiscal 1997. Warrants expired or cancelled in 1997 totaled 10,311,047. No warrants were exercised in fiscal 1996.

                                                                           Exercise           Shares        Expiration
                                                                            Price            Issuable         Date
======================================================================================================================

       Underwriter's Warrants issued in connection
        with the Company's prior public offering*                            $ 8.00           278,000             1997

       Warrants issued in connection with prior
        stock sales                                                            1.00            25,000             1998

       Warrants issued in connection with repaid
        notes payable                                                           .50           510,000             1999

       Warrants issued to lessor                                                .50           150,000             1999

       Warrants issued to consultant for services provided                     .935            50,000             1999

       Warrants issued in connection with stock sales                          .375         1,013,400             1999

       Warrants issued in connection with notes payable                        .375           112,500             1999

       Warrants issued in connection with merger
        in fiscal 1994                                                        12.00         1,000,000             2000

       * Antidilution adjustment not made as the terms of these warrants are currently in litigation.

                                                  Avitar, Inc. and Subsidiaries

                                     Notes to Consolidated Financial Statements


9.     Stockholders'
       Equity (Deficit)
       (Continued)

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

                                    During fiscal 1995, the Company adopted a directors' plan, (the "Directors' Plan"). Under the Directors' Plan, each nonmanagement director is to be granted options covering 5,000 shares of common stock initially upon election to the Board, and each year in which he/she is selected to serve as a director. On June 16, 1994, the Board of Directors granted to such directors options to purchase a total of 15,000 shares of the Company's common stock at an exercise price of $.59 per share, representing the fair value on the date of such grant. Such options represent the initial grant as well as the grant for calendar year 1995. In fiscal 1997 and 1996, 10,000 and 15,000 options, respectively, were granted to
                                    directors under this plan.

                                    The Company's officers had been granted
                                    options to purchase an aggregate of 120,000
                                    shares of common stock, of which 60,000
                                    shares (expired in December 1996) were
                                    exercisable at $.80 per share and 60,000
                                    shares were exercisable at $2.00

                                    per share. On June 16, 1994, the Company's
                                    Board of Directors cancelled the options covering 60,000 shares with an exercise price of $2.00 per share and replaced them with options covering a like number of shares at $.59 per share, the fair market value of the Company's common stock on such date. Also on the same date, the Company's Board of Directors granted options to these officers to purchase an aggregate of 380,000 shares of common stock at an exercise price of $.59

                                                  Avitar, Inc. and Subsidiaries

                                     Notes to Consolidated Financial Statements


9.     Stockholders'
       Equity (Deficit)
       (Continued)

       Stock Options                per share, the fair market value of the
       (Continued)                  Company's common stock on such date.  The
                                    options vest upon the earlier of five years or in installments upon the occurrence of the following: 120,000 upon the trading price of the Company's common stock equalling or exceeding $1.20 per share over a 10-day consecutive period; 120,000 upon the trading price of the Company's common stock equalling or exceeding $1.60 per share over a 10-day consecutive period; and 140,000 upon the trading price of the Company's common stock equalling or exceeding $2.00 per share over a 10-day consecutive period. The vesting of such options is cumulative and remains in effect once a threshold has been met, whether or not the stock trading price later declines below such threshold. As a result of the stock trading prices in fiscal 1996, all options are currently exercisable.

                                    On July 12, 1995, the Company's Board of
                                    Directors granted options to two officers to purchase an aggregate of 500,000 shares of common stock at an exercise price of $.375 per share, the fair market value of the Company's common stock on such date. The options vest upon the earlier of ten years or in installments upon the occurrence of the following: 200,000 upon the trading price of the Company's common stock equalling or exceeding $1.60 per share over a 10-day consecutive period; and 300,000 upon the trading price of the Company's common stock equalling or exceeding $2.00 per share over a 10-day consecutive period. The vesting of such options is also cumulative and remains in effect once a threshold has been met, whether or not the stock trading price later declines below such threshold. As a result of the stock trading prices in fiscal 1996, all options are currently exercisable.

                                                  Avitar, Inc. and Subsidiaries

                                     Notes to Consolidated Financial Statements


9.     Stockholders'
       Equity (Deficit)
       (Continued)

       Stock Options                A summary of option transactions is as
       (Continued)                  follows:

                                                                                           Shares                Price
                                    ==================================================================================
                                    Outstanding at September 30, 1995                   1,286,923        $.38 -  $7.38
                                    Cancelled/expired                                      (1,900)                 .59
                                    Granted                                                65,000         .63 -   1.19
                                    ----------------------------------------------------------------------------------

                                    Outstanding at September 30, 1996                   1,350,023         .38 -   7.38

                                    Cancelled/expired                                     (80,450)        .59 -    .80
                                    Granted                                               210,000         .38 -    .83
                                    ----------------------------------------------------------------------------------

                                    Outstanding at September 30, 1997                   1,479,573        $.38 -  $7.38
                                    ==================================================================================

                                    Substantially all options are exercisable.

                                    The following table summarizes information about stock options outstanding at September 30, 1997:

                                                                        Options Outstanding and Exercisable
                                                               -------------------------------------------------------
                                                                                           Weighted-
                                                                                           Average           Weighted-
                                       Range of                    Number                  Remaining          Average
                                       Exercise                 Outstanding at           Contractual         Exercise
                                        Prices                 September 30, 1997        Life (years)         Price
                                    ==================================================================================
                                     $.38  -  $ .56                815,000                   6.5                 .41
                                      .59  -    .75                619,573                   3.3                 .59
                                      .97  -   1.19                 25,000                   6.9                1.10

                                           7.38                     20,000                   4.5                7.38
                                    ----------------------------------------------------------------------------------

                                     $.38  -  $7.38              1,479,573                   5.1                 .60
                                    ==================================================================================

                                                  Avitar, Inc. and Subsidiaries

                                     Notes to Consolidated Financial Statements




9.    Stockholders'
      Equity (Deficit)
      (Continued)

       Stock Options                The Company accounts for its stock-based
       (Continued)                  compensation plan using the intrinsic value
                                    method. Accordingly, no compensation cost has been recognized for its stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of Statement of Financial
                                    Accounting Standards No. 123, Accounting for
                                    Stock-Based Compensation, the Company's net loss and loss per share would have been adjusted to the pro forma amounts indicated below:

                                    Years ended September 30,                                1997                 1996
                                    ==================================================================================
                                    Net loss               As reported                 $7,835,670           $1,591,250
                                                             Pro forma                  7,888,241            1,620,309

                                    Loss                   As reported                        .71                  .27
                                     per share               Pro forma                        .71                  .28

                                    In determining the pro forma amounts above, the Company estimated the fair value of each option granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997 and 1996: dividend yield of 0% for both years and expected volatility of 46.50% for both years, risk free rates ranging from 6.21% to 6.72% for 1997 and 6.06% to 6.62%
                                    for 1996, and expected lives of 5-10 years for 1997 and 1996.

                                    The weighted average fair value of options granted in fiscal 1997 and 1996 was $.25 per share and $.45 per share, respectively.

                                                  Avitar, Inc. and Subsidiaries

                                     Notes to Consolidated Financial Statements


10.    Income Taxes                 No provision for Federal income taxes has
                                    been made for the years ended September 30, 1997 and 1996, due to the Company's operating losses. The income taxes in the statements of operations represent minimum state imposed, capital based income taxes.
                                    At September 30 1997, the Company has unused net operating loss carryforwards of approximately $21,000,000 (including approximately $11,000,000 acquired from ATI) which expire at various dates through 2012.
                                    Most of this amount is subject to annual limitations due to various "changes in ownership" that have occurred over the past few years. Accordingly, most of the net operating loss carryforwards will not be available to use in the future.

                                    As of September 30, 1997 and 1996, the
                                    deferred tax assets related to the net
                                    operating loss carryforwards have been fully offset by valuation allowances, since the utilization of such amounts is uncertain.


11.    Major Customers              Customers in excess of 10% of total sales
       and Product                  are:

                                    Year ended September 30,                                 1997                 1996
                                    ===================================================================================
                                    Customer A                                           $202,000           $        -*
                                    Customer B                                            168,000            1,381,000
                                    Customer C                                            149,000                    -*
                                    Customer D                                            123,000                    -*
                                    Customer E                                             97,000                    -*
                                    ===================================================================================

                                    * Customer was not in excess of 10% of total
                                      sales in 1996.

                                    At September 30, 1997, accounts receivable from these major customers totaled approximately $85,000.


                                    One product represents the majority of ATI's sales. The Company purchases the materials for this product from one supplier. The loss of this supplier could have a material adverse effect on the Company.

                                  EXHIBIT INDEX

    Exhibit No.                                 Document
    -----------                                 --------
     (K)  2.1              Asset Purchase Agreement made as of October 24,1997
                           by and among Prompt Associates, Inc., Managed Health
                           Benefits Corporation, and Avitar, Inc.

     (G)  3.1              Certificate of Amendment to the Certificate of
                           Incorporation of the Company dated May 19, 1995.

     (G)  3.2              Certificate of Amendment of the Certificate of
                           Incorporation of the Company dated June5, 1995.

     (A)  4.1              Specimen Copies representing the Company's Common
                           Stock and Redeemable Warrants.

     (D)  4.2              Specimen Certificates representing the Company's
                           Class A Warrants and Class B Warrants.

     (D)  4.3              Warrants granted to Phildius, Kenyon & Scott as of
                           September 5, 1994.

     (J)  4.4              Certificate of Designations, Rights and Preferences
                           of Series A Redeemable Convertible Preferred Stock.

     (C) 10.1              Employment Agreement between MHB and Peter P.
                           Phildius, dated as of July 23, 1993.

     (D) 10.2 Amended and Restated Employment Agreement between MHB and Peter P. Phildius, dated as of August 15, 1994.

     (C) 10.3              Employment Agreement between MHB and Douglas W.
                           Scott, dated as of July 23, 1993.

     (D) 10.3.1            Amended and Restated Employment Agreement between MHB
                           and Douglas W. Scott, dated as of August 15, 1994.

     (D) 10.4.1            Form of Warrant Agreement respecting the Class A
                           Warrants between the Company and Continental Stock
                           Transfer & Trust Company.

     (D) 10.4.2            Form of Warrant Agreement respecting the Class B
                           Warrants between the Company and Continental Stock
                           Transfer & Trust Company.

     (A) 10.4.3            Form of Warrant Agreement respecting the Company
                           Redeemable Warrants between the Company and Continental Stock Transfer & Trust Company.

     (D) 10.4.4            Form of First Amendment to Warrant Agreement
                           respecting the Company Redeemable Warrants between

                           the Company and Continental Stock Transfer & Trust Company.

     (B) 10.5              Form of Consulting Agreement between MHB and A.S.
                           Goldmen & Co., Inc., dated August 11, 1992.

     (B) 10.6 Consulting Agreement between MHB and The Equity Group, Inc., dated October 18, 1991.

     (D) 10.7 Consulting Agreement between MHB and Phildius, Kenyon & Scott, dated November 29, 1989, as amended.

     (D) 10.8 Promissory Note executed by MHB to Phildius, Kenyon & Scott, dated September 3, 1994.

     (E) 10.9 Promissory Noted executed by MHB to Phildius, Kenyon & Scott dated December 16, 1994.

     (E) 10.10             Warrant Agreement executed by MHB to Phildius, Kenyon
                           & Scott dated December 16, 1994.

     (F) 10.11             Form of 11% Promissory Note executed by the Company
                           to parties providing the bridge loans between January
                           - May 1995.

     (F) 10.12             Form of Warrant Agreement executed by the Company to
                           parties providing the bridge loans between January -
                           May 1995.

     (F) 10.13             Lease Agreement executed by Avitar, Inc. and the
                           Company to KBC Realty Trust, dated March 22, 1995.

     (H) 10.14             Agreement between the Company and Silicon Valley
                           Financial Services dated January 18, 1996

     (H) 10.15             Agreement between the Company and Simplex Medical
                           Systems, Inc. dated March 14,1996

     (I) 10.16             Form of Offshore Securities Agreement between the
                           Company and parties purchasing common stock under Regulation S during Fiscal 1996 and Fiscal 1997

     (I) 10.17             Form of Subscription Agreement between the Company
                           and parties purchasing common stock during Fiscal
                           1996 and Fiscal 1997

         21.1              Subsidiaries of the Company.

         23.1              Consent from BDO Seidman, LLP

         27.1              Financial Data Schedule


--------------------------


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

(H) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Quarterly Report for the fiscal quarter ended March 31,1996 (Commission File No. 0-20316), and incorporated herein by reference.

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

(K) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Current Report dated October 27, 1997 (Commission File No. 0-20316), and incorporated herein by reference.