Form 10QSB
period 1997-12-31
AVITAR INC /DE/
filed 1998-02-13
CIK 814008

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1997.

[  ]  Transition report pursuant to Section 13 or 15(d) of the Exchange act for the transition period from
                                  to
      ---------------------------    -------------------------------------------

Commission File Number:    0-20316
                        --------------------------------------------------------
Avitar, Inc.
--------------------------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

Delaware                                                      06-1174053
--------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


65 Dan Road, Canton, Massachusetts                                   02021
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

(781)821-2440
--------------------------------------------------------------------------------
(Issuer's telephone number)

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

                            COMMON STOCK: 15,562,782
                             AS OF FEBRUARY 10, 1998

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

                          PART I FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS


                                        Avitar, Inc. and Subsidiaries
                                          Consolidated Balance Sheet
                                               December 31 1997
                                                 (Unaudited)
--------------------------------------------------------------------------------------------------------------

                                                  ASSETS
CURRENT ASSETS:

     Cash and cash equivalents                                                                    $    354,613
     Accounts receivable, net of allowance for doubtful accounts of $9,000.                            259,394
     Notes receivable                                                                                    9,100

     Inventories                                                                                       146,532
     Prepaid expenses and other                                                                        186,093
                                                                                               ---------------
          Total current assets                                                                         955,732

PROPERTY AND EQUIPMENT, net                                                                            246,240
OTHER ASSETS                                                                                            14,635
                                                                                               ---------------
          Total                                                                                     $1,216,607
                                                                                               ===============


                                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes payable                                                                                $    556,588
     Accounts payable                                                                                  536,804
     Accrued expenses                                                                                  410,985
     Current portion of long-term debt                                                                 202,814
                                                                                               ---------------
          Total current liabilities                                                                  1,707,191

LONG TERM DEBT, LESS CURRENT PORTION                                                                    98,421
                                                                                               ---------------
          Total liabilities                                                                          1,805,612
                                                                                               ---------------
COMMITMENTS

STOCKHOLDERS' EQUITY:
     Series A convertible preferred stock, $.01 par value; authorized 5,000,000 shares; 657,249 shares issued and outstanding
                                                                                                         6,572
     Common Stock, $.01 par value; authorized 25,000,000 shares;
          15,562,782 shares issued and outstanding                                                     155,627
     Additional paid-in capital                                                                     14,932,272
     Accumulated deficit                                                                          (15,683,476)
                                                                                               ----------------
          Total stockholders' equity                                                                 (589,005)
                                                                                               ----------------

Total                                                                                              $1,216,607
                                                                                               ===============



          See accompanying notes to consolidated financial statements.


                                                  Avitar, Inc. and Subsidiaries
                                              Consolidated Statements of Operations
                                                           (Unaudited)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                          THREE MONTHS ENDED DECEMBER 31,
                                                                                --------------------------------------------------
                                                                                       1997                           1996
                                                                                -------------------            -------------------

SALES                                                                              $       432,214                $       265,941

OPERATING EXPENSES
     Direct cost of sales                                                                  421,402                        410,333
     Selling, general and administrative expenses                                          318,229                        433,131
     Research and development expenses                                                     124,688                         88,656

     Amortization of goodwill                                                                    -                        139,928
                                                                                -------------------            -------------------
          Total operating expenses                                                         864,319                      1,072,048
                                                                                -------------------            -------------------

INCOME (LOSS) FROM OPERATIONS                                                             (432,105)                      (806,107)
                                                                                -------------------            -------------------

OTHER INCOME (EXPENSE)
     Interest income
                                                                                             4,150                              -
     Interest expense and financing costs
                                                                                           (40,436)                       (24,053)
                                                                                -------------------            -------------------
          Total other income (expense)
                                                                                           (36,286)                       (24,053)
                                                                                -------------------            -------------------

LOSS FROM CONTINUING OPERATIONS                                                           (468,391)                      (830,160)

DISCONTINUED OPERATIONS:
     Gain from the sale of MHB                                                           1,208,084
                                                                                                                                -
     Income (loss) from the operations of MHB
                                                                                           (71,914)                        44,121
                                                                                -------------------            -------------------

NET INCOME (LOSS)                                                                  $       667,779                       (786,039)
                                                                                ===================            ===================

INCOME (LOSS) PER SHARE:
     Loss per share from continuing operations                                     $         (0.03)                $        (0.11)

     Income per share from discontinued operations                                            0.07                           0.01
                                                                                -------------------            -------------------
     Net income (loss) per share                                                    $         0.04                 $        (0.10)
                                                                                ===================            ===================

WEIGHTED AVERAGE
     NUMBER OF COMMON SHARES OUTSTANDING                                                15,365,691                      7,527,886
                                                                                ===================            ===================



          See accompanying notes to consolidated financial statements.


                          Avitar, Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Equity
                      Three Months Ended December 31, 1997
                                   (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------


                                          Preferred Stock                      Common Stock
                                   ............................     ..............................
                                                                                                      Additional       Accumulated
                                      Shares         Amount          Shares          Amount         paid-in capital      deficit
-----------------------------------------------------------------------------------------------------------------------------------

Balance at September 30, 1997            657,249    $    6,572       15,234,218       $152,342        $14,866,017    ($16,351,255)

Issuance of common stock
    for services                                                         53,564            535             14,005

Issuance of common stock for
    payment of note payable                                             275,000          2,750             52,250

Net income                                                                                                                667,779
-----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1997             657,249        $6,572       15,562,782       $155,627        $14,932,272    ($15,683,476)
-----------------------------------------------------------------------------------------------------------------------------------


          See accompanying notes to consolidated financial statements.



                                                        Avitar, Inc. and Subsidiaries
                                               Condensed Consolidated Statements of Cash Flows
                                                                 (Unaudited)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                           THREE MONTHS ENDED DECEMBER 31,
                                                                                   ------------------------------------------------
                                                                                           1997                       1996
                                                                                   ----------------------     ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                                     $     667,779                ($786,039)
     Adjustments to reconcile net income (loss) to
          net cash provided by operating activities:
               Depreciation and amortization                                                      36,393                   50,391
               Amortization of goodwill                                                               --                  139,928
               Provision (recovery) for losses on accounts receivable                                 --                    1,800
               Non cash charges for consulting services                                           14,540                   32,046
               Non cash recovery from settlement of note payable                                 (58,126)                      --

               Gain from sale of MHB                                                          (1,208,084)                      --
               Changes in operating assets and liabilities:
                   Increase in accounts receivable                                               (87,948)                 (58,630)
                   Increase in prepaid expenses and other current assets                         (35,321)                 (42,787)
                   Decrease in other assets                                                          723                       --
                   Increase (Decrease) in accounts payable and accrued expenses                 (204,314)                 171,112
                   Other                                                                         (77,916)                      --
                                                                                         ----------------        ----------------

                        Net cash provided by (used in) operating activities                     (952,274)                (492,179)
                                                                                         ----------------        ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:

     Proceeds from the sale of MHB                                                             1,286,000                       --
     Purchases of property and equipment                                                              --                     (593)
                                                                                         ----------------        ----------------

                        Net cash provided by (used in) investing activities                    1,286,000                     (593)
                                                                                         ----------------        ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from notes payable and warrants                                                    150,514                   16,273
     Sales of common stock                                                                            --                  211,417
     Repayment of long-term debt                                                                (135,139)                 (52,275)
     Repayment of notes payable                                                                  (60,000)                  (9,982)
                                                                                         ----------------        ----------------

                   Net cash provided by (used in) financing activities                           (44,625)                 165,433
                                                                                         ----------------        ----------------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                             289,101                 (327,339)

CASH AND CASH EQUIVALENTS, beginning of the period                                                65,512                  370,856
                                                                                         ----------------        ----------------

CASH AND CASH EQUIVALENTS, end of the period                                               $     354,613                 $ 43,517
                                                                                         ================        =================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid during period:
          Income taxes                                                                     $          --                $     500
          Interest                                                                                21,380                   18,181




           See accompanying notes to consolidated financial statements.

                          AVITAR, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
================================================================================

INSERT FINANCIAL HERE


1.   BASIS OF PRESENTATION

         Avitar, Inc. ("Avitar" or the "Company"), through its wholly-owned subsidiary, Avitar Technologies Inc. ("ATI") develops, manufactures, markets and sells proprietary hydrophilic polyurethane foam disposables fabricated for medical, diagnostics, dental and consumer use. The Company is a leading independent fabricator of disposable medical and dental products from medical grade hydrophilic polyurethane foam.

         On October 27, 1997, the Company sold the business and assets of its wholly-owned subsidiary, Managed Health Benefits Corporation ("MHB"), which provided health care cost containment services. Therefore, MHB is considered a discontinued operation and this report primarily reflects the continuing operation of the Company.

         The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-QSB and Regulation S-B (including Item 310(b) thereof). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 1997 are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 1998. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended September 30, 1997.

         The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations and has a working capital deficit and stockholders' deficit as of December 31, 1997 of $751,459 and $589,005, respectively. The Company raised net proceeds aggregating approximately $2,600,000 during the fiscal years ended September 30, 1997 and 1996 from the sale of stock. The Company is attempting to obtain additional equity financing. Based upon current cash flow projections, the Company believes the anticipated cash flow from operations, proceeds from the sale of MHB and expected net proceeds from future equity financings will be sufficient to finance the Company's operating needs until the operations achieve profitability. There can be no assurances that forecasted results will be achieved or that additional financing will be obtained. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.   DISCONTINUED OPERATIONS

     On October 27, 1997, the Company sold the business and assets of MHB, its wholly-owned subsidiary. The Company received $1,224,959, net of expenses, and recorded a gain of $1,208,084. For the period of October 1, 1997 through the date of the sale on October 27, MHB incurred an operating loss of $71,914.

3.   INVENTORIES

     At December 31, 1997, inventories consist of the following::

                           Raw Materials                          $ 93,925
                           Work-in-Process                          35,929
                           Finished Goods                           16,678
                                                                  --------
                                    Total                         $146,532
                                                                  ========

4.   MAJOR CUSTOMERS

     Customers in excess of 10% of total sales are:

                                              Three Months Ended December 31,
                                              -------------------------------
                                                1997                1996
                                                ----                ----

                  Customer A                  $219,741             $ 5,000
                  Customer B                   55,363               61,143
                  Customer C                   38,867               84,644
                  Customer D                   21,090               52,015

4.    DEBT

        In November 1997, the Company settled a note payable in the principal amount of $203,126 with its former law firm, whereby the Company paid $90,000 in cash and 275,000 shares of its common stock and recorded a reduction in general and administrative expenses of $58,126.

5.   EARNINGS PER SHARE

        In the quarter ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings per Share. The Company has presented only the Basic Earning per Share for the three months ended

      1997 and 1996 since the inclusion of all stock equivalents were anti-dilutive .

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing elsewhere in this report.

RESULTS OF OPERATIONS

     Revenues

         Sales for the three months ended December 31, 1997 increased $166,273, or approximately 63%, to $432,214 from $265,941 for the corresponding period of the prior year. The results for the three months ended December 31, 1997 primarily reflect the increase in sales of wound dressing products, particularly sales to the Company's main customer.

     Operating Expenses

         Direct costs of sales were approximately 97% of sales, as compared to approximately 154% of sales, for the three months ended December 31, 1996. The improvement for the three months ended December 31, 1997 was related primarily to the increase in sales described above.

         Selling, general and administrative expenses for the three months ended December 31, 1997 decreased $114,902, or approximately 27%, to $318,229 from $433,131 for the corresponding period of the prior year. The decrease for the three month period ended December 31, 1997 resulted mainly from a reduction in expenses of approximately $58,000 related to the settlement of the note with the Company's former attorneys and a decrease in consulting expenses of approximately $35,000.

         Expenses for research and development and the amortization of goodwill for the three months ended December 31, 1997 amounted to $124,688 compared to $228,584 incurred for the corresponding period of the prior year. The change for the quarter ended December 31, 1997 occurred primarily from the reduction in goodwill amortization of approximately $140,000 as a result of the Company's decision to write-off the remaining amount of goodwill in the fourth quarter of Fiscal 1997; offset by an increase in research and development expense of approximately $36,000 for efforts undertaken by the Company to enter the rapid diagnostic test market.

     Other Income and Expense

         For the three months ended December 31, 1997, other expenses (net of other income) amounted to $36,286 as compared to other expenses of $24,053 for the three months ended December 31, 1996. This change resulted primarily from the increase in interest expense associated with the loans made to the Company during the last half of Fiscal 1997.


     Discontinued Operations

         In October 1997, the Company consummated the sale of the net assets and business of its MHB subsidiary. Income from the operations and sale of MHB was $1,136,170 for the three months ended December 31, 1997 compared to income of $44,121 for the three months ended

     December 31, 1996. The significant change resulted from the gain of $1,208,084 recorded for the sale of MHB.

     Net Loss

         Primarily as a result of the factors described above, the Company had net income of $667,779, $0.04 per share, for the three months ended December 31, 1997, as compared to a net loss of $786,039, $0.10 per share, for the three months ended December 31, 1996.

FINANCIAL CONDITION AND LIQUIDITY

          At December 31, 1997 and September 30, 1997 the Company had working capital deficiencies of ($751,459) and ($1,504,807), respectively, and cash and cash equivalents of $354,613 and $65,512 respectively. Net cash used in operating activities during the three months ended December 31, 1997 amounted to $952,274 resulting primarily from an increase in accounts receivable of $87,948, increases in prepaid expenses and other current assets of $35,321, decreases in accounts payable, accrued expenses and other of $282,230, a non-cash recovery from the settlement of a note payable of $58,126 and the gain from the sale of MHB of $1,208,084; partially offset by net income of $667,779, depreciation and amortization of equipment of $36,393, non-cash charges for consulting services of $14,540 and an increase in other assets of $723. Net cash provided by financing and investing activities during the three months ended December 31, 1997 amounted to $1,241,375 which included proceeds from the sale of MHB of $1,286,000, proceeds from notes payable and warrants of $150,514; offset in part by the repayment of notes payable of $60,000 and the repayment of long term debt of $135,139.

         During October 1997, an affiliate of the Company and a private individual made loans to the Company totaling $100,000 with interest payable at 10% per annum on $50,000 and 20% per annum on the other $50,000. These loans and the accrued interest thereon, which were due on January 31, 1998, have been repaid as of January 31, 1998. Also in October 1997, the Company paid $10,000 plus accrued interest to an affiliate of the Company as repayment of a loan made to the Company during Fiscal 1997.

         As indicated in Results of Operations above, the Company sold the net assets and business of its MHB subsidiary in October 1997. From this sale the Company received gross proceeds of $1,286,000 and recorded a gain of $1,208,084 in the quarter ended December 31, 1997. In addition, the Company is attempting to raise up to $4,000,000 from the sales of equity and or debt securities. Proceeds from these proposed financings are intended to enable the Company to meet NASDAQ's new continued listing requirements and are anticipated to be used primarily to provide the necessary working capital and capital equipment funding to operate the Company and expand the Company's business. However, there can be no assurance that these financings will be achieved.

         For the balance of fiscal year 1998, the Company's cash requirements are expected to include primarily the funding of operating losses, the payment of outstanding accounts payable, the repayment of certain notes payable and the funding of operating capital to grow the Company's rapid diagnostic testing and other lines of business.

         Operating revenues of the Company grew significantly during the first quarter of Fiscal 1998 and are expected to increase substantially during the remainder of Fiscal 1998 if the sales for the wound dressing products return to previous levels and the Company continues to expand the use of its polyurethane foam bases technology to produce and market products for the diagnostic and other marketplaces. Based on current sales, expense and cash flow projections, the Company believes that the current level of cash and short-term investments on hand and, most significantly, a portion of the anticipated net proceeds from the financing mentioned above would be sufficient to fund operations until the Company achieves profitability. There can be no assurance that the Company will consummate the above-mentioned financing, or that all of the net proceeds sought thereby will be obtained. Once the Company achieves profitability, the longer-term cash requirements of the Company to fund operating activities, purchase capital equipment and expand the business are expected to be met by the anticipated cash flow from operations and proceeds from the financings described above. However, because there can be no assurances that sales will materialize as forecasted, management will continue to closely monitor and attempt to control costs at the Company and will continue to actively seek additional capital on favorable terms.

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

                            PART II OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

         Exhibit No.           Document
         -----------           --------
         27.2                  Financial Data Schedule


(b) Reports on Form 8-K:

         On October 30, 1997, the Company filed with Securities and Exchange Commission a Current Report on Form 8K reporting on Item 2.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  AVITAR, INC.
                                  (Registrant)




Dated:  February 13, 1997                        /S/ Peter P. Phildius
                                                 -----------------------------
                                                 Peter P. Phildius
                                                 Chairman and Chief
                                                 Executive Officer
                                                 (Principal Executive Officer)



Dated:  February 13, 1997                        /S/ J.C. Leatherman, Jr.
                                                 ------------------------------
                                                 J.C. Leatherman, Jr.
                                                 Chief Financial Officer
                                                 (Principal Accounting and
                                                 Financial Officer)

                                  EXHIBIT INDEX
================================================================================


Exhibit No.           Document                                             Page
-----------           --------                                             ----
27.2                  Financial Data Schedule                               17