Form 10QSB
period 1998-03-31
AVITAR INC /DE/
filed 1998-05-15
CIK 814008

                    U.S. Securities and Exchange Commission
                            Washington, D.C. 20549
                                  Form 10-QSB

(Mark One)

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998.

[ ] Transition report pursuant to Section 13 or 15(d) of the Exchange act for the transition period from

----------------------------------- to -----------------------------------------

Commission File Number:  0-20316
                       ---------------------------------------------------------
Avitar, Inc.
--------------------------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

Delaware                                                       06-1174053
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization) (I.R.S. Employer
                                                             Identification No.)

65 Dan Road, Canton, Massachusetts                                02021
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

(781) 821-2440
--------------------------------------------------------------------------------
(Issuer's telephone number)

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

                           Common Stock: 17,469,768
                              As of May 12, 1998

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

                         Part I Financial Information

Item 1. FINANCIAL STATEMENTS

                         Avitar, Inc. and Subsidiaries
                          Consolidated Balance Sheet
                                 March 31 1998
                                  (Unaudited)
-------------------------------------------------------------------------------
                                    ASSETS
                                    ------
CURRENT ASSETS:
     Cash and cash equivalents                                         $ 52,716
     Accounts receivable, net                                           329,486
     Notes receivable                                                     9,100
     Inventories                                                        138,245
     Prepaid expenses and other                                         209,474
                                                                ----------------
          Total current assets                                          739,021

PROPERTY AND EQUIPMENT, net                                             213,647
OTHER ASSETS                                                             14,719
                                                                ----------------
          Total                                                       $ 967,387
                                                                ================

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
CURRENT LIABILITIES:
     Notes payable (including 7,063 to an affiliate)                  $ 300,698
     Accounts payable                                                   731,972
     Accrued expenses                                                   412,118
     Current portion of long-term debt                                  193,433
                                                                ----------------
          Total current liabilities                                   1,638,221

LONG TERM DEBT, LESS CURRENT PORTION                                     78,152

                                                                ----------------
          Total liabilities                                           1,716,373

COMMITMENTS

STOCKHOLDERS' EQUITY:
     Series A convertible preferred stock, $.01 par value;
          authorized 5,000,000 shares; 657,249 shares issued
          and outstanding                                                 6,572
     Common Stock, $.01 par value; authorized 25,000,000
          shares; 17,369,768 shares issued and outstanding              173,698
     Additional paid-in capital                                      15,306,937
     Accumulated deficit                                            (16,236,193)
                                                                ----------------

          Total stockholders' equity                                   (748,986)
                                                                ----------------

         Total                                                        $ 967,387
                                                                ================




         See accompanying notes to consolidated financial statements.

                         Avitar, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                              ---------------------------------------------------------------------
                                                              THREE MONTHS ENDED MARCH 31,         SIX MONTHS ENDED MARCH 31,
                                                              ----------------------------------------------------------------------
                                                                 1998                1997              1998              1997
                                                             --------------    -----------------    -------------   ---------------

SALES                                                         $    507,580         $    200,375     $    939,794      $    466,316

OPERATING EXPENSES
     Direct cost of revenues                                       473,052              465,167          894,454           875,500
     Selling, general and administrative expenses                  421,216              441,409          739,445           873,540
     Research and development expenses                             152,562              102,502          277,250           191,158
     Amortization of goodwill                                                           139,926                            279,854
                                                             --------------    -----------------    -------------   ---------------
          Total operating expenses                               1,046,830            1,149,004        1,911,149         2,220,052
                                                             --------------    -----------------    -------------   ---------------

INCOME (LOSS) FROM OPERATIONS                                     (539,250)            (948,629)        (971,355)       (1,753,736)
                                                             --------------    -----------------    -------------   ---------------

OTHER INCOME (EXPENSE)
     Interest income                                                 2,611                2,248            6,761             2,248
     Interest expense and financing costs                          (21,123)             (20,248)         (61,559)          (44,301)
     Other income, net                                               5,045                1,539            5,045             1,539
                                                             --------------    -----------------    -------------   ---------------
          Total other income (expense)                             (13,467)             (16,461)         (49,753)          (40,514)
                                                             --------------    -----------------    -------------   ---------------

LOSS FROM CONTINUING OPERATIONS                                   (552,717)            (965,090)      (1,021,108)       (1,794,250)


DISCONTINUED OPERATIONS:
     Gain from the Sale of MHB                                           -                    -        1,208,084                 -
     Income (loss) from the operations of MHB                            -              (39,137)         (71,914)            4,984
                                                             --------------    -----------------    -------------   ---------------

NET INCOME (LOSS)                                             $   (552,717)        $ (1,004,227)    $    115,062      $ (1,789,266)
                                                             ==============    =================    =============   ===============

INCOME (LOSS) PER SHARE-BASIC:
      Loss per share from continuing operations               $      (0.03)        $      (0.10)    $      (0.06)     $      (0.21)
      Income (loss) per share from discontinued operations               -                    -             0.07                 -
                                                             --------------    -----------------    -------------   ---------------
      Net income (loss) per share                             $      (0.03)        $      (0.10)    $       0.01      $      (0.21)
                                                             ==============    =================    =============   ===============


WEIGHTED AVERAGE
     NUMBER OF COMMON SHARES OUTSTANDING                        16,001,172            9,612,447       15,679,305         8,561,137
                                                             ==============    =================    =============   ===============





         See accompanying notes to consolidated financial statements.

                         Avitar, Inc. and Subsidiaries
                Consolidated Statement of Stockholders' Equity
                        Six Months Ended March 31, 1998
                                  (Unaudited)
-------------------------------------------------------------------------------

                                                    Preferred Stock          Common Stock
                                                 -------------------     -------------------
                                                                                                      Additional       Accumulated
                                                 Shares     Amount        Shares       Amount       paid-in capital       deficit
------------------------------------------------------------------------------------------------------------------------------------

Balance at September 30, 1997                    657,249     $ 6,572    15,234,218     $ 152,342     $ 14,866,017      $(16,351,255)

Issuance of common stock for services                                       42,530           426            6,886

Payment of note payable                                                    275,000         2,750           52,250

Conversion of notes payable from affiliates                              1,818,020        18,180          381,784


Net income                                                                                                                  115,062
------------------------------------------------------------------------------------------------------------------------------------

Balance at March 31, 1998                        657,249     $ 6,572    17,369,768     $ 173,698     $ 15,306,937      $(16,236,193)
------------------------------------------------------------------------------------------------------------------------------------


         See accompanying notes to consolidated financial statements.

                         Avitar, Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                                                              SIX MONTHS ENDED MARCH 31,
                                                                                        ----------------------------------------
                                                                                              1998                  1997
                                                                                        -----------------     ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income (loss)                                                                      $    152,062           $ (1,789,266)
     Adjustments to reconcile net income (loss) to
          net cash provided by operating activities:
               Depreciation and amortization                                                      73,352                100,782
               Amortization of goodwill                                                                -                279,854
               Provision (recovery) for losses on accounts receivable                             (6,025)                   671
               Non-cash charges for services                                                       7,311                100,383
               Non-cash  recovery from settlement of note payable                                (58,126)                     -
               Gain from sale of MHB                                                          (1,208,084)                     -
               Changes in operating assets and liabilities:
                   (Increase) Decrease in accounts receivable                                   (168,582)               114,247
                   (Increase) Decrease in prepaid expenses and other current assets              (53,627)                 9,673
                   (Increase) Decrease in other assets                                               639                  4,337
                   Increase (Decrease) in accounts payable, accrued expenses,
                        and consulting fees                                                        8,090                132,440
                   Other                                                                         (77,916)                     -
                                                                                        -----------------     ------------------
                        Net cash used in operating activities                                 (1,330,906)            (1,046,879)
                                                                                        -----------------     ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchases of property and equipment                                                          (3,647)                     -
     Proceeds from the sale of MHB                                                             1,286,000                      -
                                                                                        -----------------     ------------------

                        Net cash provided by (used in) investing activities                    1,282,353                      -
                                                                                        -----------------     ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from notes payable and warrants                                                    310,546                172,808
     Sales of common stock and warrants, net                                                           -                755,417
     Repayment of long-term debt                                                                (164,789)              (153,107)
     Repayment of notes payable                                                                 (110,000)                (3,798)

                                                                                        -----------------     ------------------
                   Net cash provided by financing activities                                      35,757                771,320
                                                                                        -----------------     ------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                             (12,796)              (275,559)

CASH AND CASH EQUIVALENTS, beginning of the period                                                65,512                370,856
                                                                                        -----------------     ------------------

CASH AND CASH EQUIVALENTS, end of the period                                                $     52,716           $     95,297
                                                                                        =================     ==================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid during period:
          Income taxes                                                                      $          -           $        500
          Interest                                                                          $     49,879           $     37,148


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

         The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form
     10-QSB and Regulation S-B (including Item 310(b) thereof). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments
     (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended March 31, 1998 are not necessarily indicative of the results that may be expected for the full fiscal year ending
     September 30, 1998. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended September 30, 1997.

         The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations and has a working capital deficit and stockholders deficit as of March 31, 1998 of $899,200 and $748,986, respectively. The Company raised net proceeds aggregating approximately $2,600,000 during the fiscal years ended September 30, 1997 and 1996 from the sale of stock.
     The Company is attempting to obtain additional debt and/or equity financing. Based upon current cash flow projections, the Company believes the anticipated cash flow from operations, proceeds from the sale of MHB and expected net proceeds from future financings will be sufficient to finance the Company's operating needs until the operations achieve profitability. There can be no assurances that forecasted results will be achieved or that additional financing will be obtained. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.



2.   Discontinued Operations

         On October 27, 1997, the Company sold the business and assets of MHB, its wholly-owned subsidiary. The Company received $1,224,959, net of expenses, and recorded a gain of $1,208,084. For the period of October 1, 1997 through the date of the sale on October 27, MHB incurred an operating loss of $71,914.


3.   Inventories

     At March 31, 1998, inventories consist of the following:

                           Raw Materials                 $  81,388
                           Work-in-Process                  47,888
                           Finished Goods                    8,969
                                                          --------
                                    Total                 $138,245
                                                          ========


4.   Major Customers

     Customers in excess of 10% of total sales are:

                      Three Months Ended March 31,    Six Months Ended March 31,
                      ----------------------------    --------------------------
                          1998            1997             1998          1997
                          ----            ----             ----          ----

         Customer A      $210,963        $ 70,878        $430,704      $ 75,878
         Customer B        54,662          46,175         110,025       107,318

4.    Debt

         In November 1997, the Company settled a note payable in the principal amount of $203,126 with its former law firm, whereby the Company paid
     $90,000 in cash and 275,000 shares of its common stock and recorded a reduction in general and administrative expenses of $58,126. During March
     1998, the Company retired notes payable to the Chairman of the Board and the President of the Company totaling approximately $369,000 plus accrued interest thereon of approximately $31,000 for 1,818,020 shares of the Company's common stock.

5.   Earnings Per Share

         In the quarter ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings per Share. The
     Company has presented only the Basic Earning per Share for the three and six months ended March 31, 1998 and 1997 since the inclusion of all stock equivalents were anti-dilutive.




Item 2.  Management's Discussion and Analysis or Plan of Operation.

         The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing elsewhere in this report.


Results of Operations

     Revenues

         Sales for the three months ended March 31, 1998 increased $307,205, or approximately 153%, to $507,580 from $200,375 for the corresponding period of the prior year. For the six months ended March 31, 1998, sales increased $473,478, or approximately 102%, to $939,794 from $466,316 for the six months ended March 31, 1997. The results for the three and six months ended March 31, 1998 primarily reflect the increase in sales of wound dressing products, particularly sales to the Company's main customer.

     Operating Expenses

         Direct costs of sales were approximately 93% of sales for the three months ended March 31, 1998, as compared to approximately 232% of sales for the three months ended December 31, 1997. For the six months ended
     March 31, 1998, direct costs of sales were 95% of sales compared to 188% of sales for the same period of Fiscal 1997. The improvement for the three and six months ended March 31, 1998 was related primarily to the increase in sales described above.

         Selling, general and administrative expenses for the three months ended March 31, 1998 decreased $20,193, or approximately 5%, to $421,216 from $441,409 for the corresponding period of the prior year. For the six months ended March 31, 1998, selling, general and administrative expenses decreased $134,095, or approximately 15%, to $739,445 from $873,540. The decrease for the three month period ended March 31, 1998 resulted mainly from a reduction in consulting expenses while the decrease for the six months ended March 31, 1998 was due primarily to a reduction of approximately $58,000 related to the settlement of the note with the Company's former attorneys and a decrease in consulting expenses of approximately $55,000.

         Expenses for research and development and the amortization of goodwill for the three months ended March 31, 1998 amounted to $152,562 compared to $242,430 incurred for the corresponding period of the prior year. For the six months ended March 31, 1998, expenses for research and development and the amortization of goodwill were $277,250 versus
     $471,012 for six months ended March 31, 1997. The change for the quarter ended March 31, 1998 occurred primarily from the reduction in goodwill amortization of approximately $140,000 as a result of the Company's decision to write-off the remaining amount of goodwill in the fourth quarter of Fiscal 1997; offset in part by an increase in research and development expense of approximately $50,000 for efforts undertaken by the Company to enter the rapid diagnostic test market. For the six months ended March 31, 1998, the decrease resulted from the reduction in goodwill as explained above of approximately $280,000; offset in part by an increase in research and development expense of approximately $86,000 related to the Company's entry into the rapid diagnostic test market.




     Other Income and Expense

         For the three months ended March 31, 1998, other expenses (net of other income) amounted to $13,467 as compared to other expenses of $16,461 for the three months ended March 31, 1997. Other expenses (net of other income) for the six months ended March 31, 1998 were $49,753 compared to $40,514 for the corresponding period of the prior fiscal year. The decrease for the quarter ended March 31, 1998 resulted primarily from an increase in miscellaneous income of approximately
     $3,500 while the change for the six months ended March 31, 1998 was mainly due to an increase in interest expense associated with the loans made to the Company during the last half of Fiscal 1997.

     Discontinued Operations

         In October 1997, the Company consummated the sale of the net assets and business of its MHB subsidiary. For the three months ended March 31, 1998, no income or loss was incurred as compared to a loss from the operations of MHB of $39,137 for the three months ended March 31, 1997.
     Income from the operations and sale of MHB was $1,136,170 for the six months ended March 31, 1998 compared to income of $4,984 for the same period of the prior fiscal year. The significant change for the three and six months ended March 31,1998 resulted mainly from the gain realized from the sale of MHB.

     Net Loss

         Primarily as a result of the factors described above, the Company had a net loss of $552,717, $.03 per share, for the three months ended March
     31, 1998 versus a net loss of $1,004,227, $.10 per share, for the three months ended March 31, 1997. For the six months ended March 31, 1998, the Company had net income of $152,062, $0.01 per share, as compared to a net loss of $1,794,250, $0.21 per share, for the six months ended March 31, 1997.

Financial Condition and Liquidity

         At March 31, 1998 and September 30, 1997 the Company had working capital deficiencies of ($899,200) and ($1,504,807), respectively, and cash and cash equivalents of $52,716 and $65,512 respectively. Net cash used in operating activities during the six months ended March 31, 1998 amounted to $1,330,906 resulting primarily from an increase in accounts receivable of $168,582, increases in prepaid expenses and other current assets of $53,627, a recovery of a loss on accounts receivable of $6,027, a non-cash recovery from the settlement of a note payable of $58,126, the gain from the sale of MHB of $1,208,084 and a decrease in other and other assets of $77,277; partially offset by net income of $152,062, depreciation and amortization of equipment of $73,352, non-cash charges for consulting services of $7,311 and increases in accounts payable and accrued expenses of $8,090. Net cash provided by financing and investing activities during the six months ended March 31, 1998 amounted to $1,318,110 which included proceeds from the sale of MHB of $1,286,000, proceeds from notes payable and warrants of $310,546; offset in part by purchases of equipment of $3,647, the repayment of notes payable of $110,000 and the repayment of long term debt of $164,789.



         During October 1997, an affiliate of the Company and a private individual made loans to the Company totaling $100,000 with interest payable at 10% per annum on $50,000 and 20% per annum on the other $50,000. These loans and the accrued interest thereon, which were due on January 31, 1998, have been repaid as of January 31, 1998. Also in October 1997, the Company paid $10,000 plus accrued interest to an affiliate of the Company as repayment of a loan made to the Company during Fiscal 1997. During March 1998, the Company retired notes payable to the Chairman of the Board and the President of the Company totaling approximately $369,000 plus accrued interest thereon of approximately $31,000 for 1,818,020 shares of the Company's common stock.

         As indicated in Results of Operations above, the Company sold the net assets and business of its MHB subsidiary in October 1997. From this sale the Company received gross proceeds of $1,286,000 and recorded a gain of $1,208,084 in the quarter ended December 31, 1997. In early May 1998, the
Company obtained a Revolving Line of Credit from Silicon Valley Bank which permits the Company to borrow up to $350,000. In addition, the Company is attempting to raise up to $2,000,000 from the sales of equity and/or debt securities. Proceeds from these proposed financings are anticipated to be used primarily to provide the necessary working capital and capital equipment funding to operate the Company and expand the Company's business. However, there can be no assurance that these financings will be achieved.

         For the balance of fiscal year 1998, the Company's cash requirements are expected to include primarily the funding of operating losses, the payment of outstanding accounts payable, the repayment of certain notes payable and the funding of operating capital to grow the Company's rapid diagnostic testing and other lines of business.

         Operating revenues of the Company grew significantly during the first half of Fiscal 1998 and are expected to increase substantially during the remainder of Fiscal 1998 if the sales for the wound dressing products return to previous levels and the Company continues to expand the use of its polyurethane foam base technology to produce and market products for the diagnostic and other marketplaces. Based on current sales, expense and cash flow projections, the Company believes that the current level of cash and short-term investments on hand and, most significantly, a portion of the anticipated net proceeds from the financing mentioned above would be sufficient to fund operations until the Company achieves profitability. There can be no assurance that the Company will consummate the above-mentioned financing, or that all of the net proceeds sought thereby will be obtained.
Once the Company achieves profitability, the longer-term cash requirements of the Company to fund operating activities, purchase capital equipment and expand the business are expected to be met by the anticipated cash flow from operations and proceeds from the financings described above. However, because there can be no assurances that sales will materialize as forecasted, management will continue to closely monitor and attempt to control costs at the Company and will continue to actively seek additional capital on favorable terms.

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










                           Part II Other Information





                                      13





Item 2.    Change in Securities

         On March 10, 1998, the Company retired notes payable to the Chairman of the Board and the President of the Company totaling approximately $369,000 plus accrued interest thereon of approximately $31,000 for 1,818,020 shares of the Company's Common Stock. The exemption from registration of these securities is based upon Section 4(2) of the Securities Act.

         In addition, on February 4, 1998, the Company canceled stock options for its directors, officers and employees covering 1,006,972 shares of the Company's Common Stock at exercise prices of $.38 to $1.19 per share and granted new options to these same individuals for 1,006,972 shares of the Company's
Common Stock at exercise prices of $.20 to $.25 per share. Also, on this date, the Company granted to its directors, officers and certain employees additional stock options for 590,000 shares of the Company's Common Stock at exercise prices of $.20 to $.25 per share.


Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits:

         Exhibit No.           Document
         -----------           --------
         27.3                  Financial Data Schedule



(b)  Reports on Form 8-K:

         On March 23, 1998, the Company filed with Securities and Exchange
Commission a Current Report on Form 8K reporting on Item 5.









                                  Signatures

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          Avitar, Inc.
                                          (Registrant)




Dated:  May 13, 1997                      /S/ Peter P. Phildius
                                          ---------------------------
                                                   Peter P. Phildius
                                                   Chairman and Chief
                                                   Executive Officer
                                                   (Principal Executive Officer)



Dated:  May 13, 1997                      /S/ J.C. Leatherman, Jr.
                                          -----------------------------
                                                   J.C. Leatherman, Jr.
                                                   Chief Financial Officer
                                                   (Principal Accounting and
                                                   Financial Officer)







                                 Exhibit Index
===============================================================================

Exhibit No.           Document                                           Page
-----------           --------
27.3                  Financial Data Schedule                             17



                                      16
