Form 10QSB
period 1998-06-30
AVITAR INC /DE/
filed 1998-08-14
CIK 814008

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB

(Mark One)

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1998.

[ ] Transition report pursuant to Section 13 or 15(d) of the Exchange act for the transition period from to
---------------------------------    --------------------------------------

Commission File Number:    0-20316
                        --------------------------------------------------------
Avitar, Inc.
--------------------------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

Delaware                                                       06-1174053
-------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

65 Dan Road, Canton, Massachusetts                                   02021
------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)
(781) 821-2440
-------------------------------------------------------------------------------
(Issuer's telephone number)


-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

                            COMMON STOCK: 17,469,768
                             AS OF AUGUST 12, 1998

Transitional Small Business Disclosure Format
(Check One):               [  ] Yes       [x] No



                               Page 1 of 19 pages
                      Exhibit Index: is on page 17 hereof.

                               TABLE OF CONTENTS


                                                                                                                 Page
PART I:           FINANCIAL INFORMATION                                                                           3


         Item 1            Consolidated Financial Statements
                                    Balance Sheet                                                                 4
                                    Statements of Operations                                                      5
                                    Statement of Stockholders' Equity                                             6
                                    Statements of Cash Flows                                                      7
                                    Notes to Consolidated Financial Statements                                    8


         Item 2            Management's Discussion and Analysis or Plan of Operation                             10



PART II:          OTHER INFORMATION                                                                              14


         Item 6            Exhibits and Reports on Form 8-K                                                      15


SIGNATURES                                                                                                       16


EXHIBIT INDEX                                                                                                    17

                          PART I FINANCIAL INFORMATION

Item 1.     Financial Statements


                         Avitar, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                 June 30, 1998
                                  (Unaudited)
-------------------------------------------------------------------------------

                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                                        $ 26,248
     Accounts receivable, net                                                                          434,522
     Notes receivable                                                                                    9,100
     Inventories                                                                                       181,475
     Prepaid expenses and other                                                                        121,105
                                                                                               ----------------
          Total current assets                                                                         772,450

PROPERTY AND EQUIPMENT, net                                                                            180,598
OTHER ASSETS                                                                                            14,685
                                                                                               ----------------
          Total                                                                                      $ 967,733
                                                                                               ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes payable (including $19,665 to an affiliate)                                               $ 652,749
     Accounts payable                                                                                  814,743
     Accrued expenses                                                                                  409,664
     Current portion of long-term debt                                                                 125,238
                                                                                               ----------------
          Total current liabilities                                                                  2,002,394

LONG -TERM DEBT, LESS CURRENT PORTION                                                                   54,940

                                                                                               ----------------
          Total liabilities                                                                          2,057,334

COMMITMENTS

STOCKHOLDERS' EQUITY:
     Series A and B convertible preferred stock, $.01 par value; authorized
          5,000,000 shares; 707,249 shares issued and outstanding                                        7,072
     Common Stock, $.01 par value; authorized 25,000,000 shares;
          17,469,768 shares issued and outstanding                                                     174,697
     Additional paid-in capital                                                                     15,380,437
     Accumulated deficit                                                                           (16,651,807)
                                                                                               ----------------
          Total stockholders' equity                                                                (1,089,601)
                                                                                               ----------------

         Total                                                                                       $ 967,733
                                                                                               ================

          See accompanying notes to consolidated financial statements.

                         Avitar, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                                  (Unaudited)
-------------------------------------------------------------------------------

                                                          THREE MONTHS ENDED JUNE 30,          NINE MONTHS ENDED JUNE 30,
                                                      -----------------------------------  -----------------------------------
                                                           1998               1997              1998               1997
                                                      ---------------   -----------------  ----------------  -----------------
SALES                                                      $ 620,505           $ 226,559       $ 1,560,299          $ 692,875

OPERATING EXPENSES:
     Direct cost of revenues                                 500,807             378,165         1,395,331          1,253,665
     Selling, general and administrative expenses            372,506             453,480         1,111,951          1,327,120
     Research and development expenses                       134,434             132,201           411,744            323,259
     Amortization of goodwill                                      -             139,927                 -            419,781
                                                      ---------------   -----------------  ----------------  -----------------
          Total operating expenses                         1,007,747           1,103,773         2,919,026          3,323,825
                                                      ---------------   -----------------  ----------------  -----------------

INCOME (LOSS) FROM OPERATIONS                               (387,242)           (877,214)       (1,358,727)        (2,630,950)
                                                      ---------------   -----------------  ----------------  -----------------

OTHER INCOME (EXPENSE):
     Interest income                                               -                           -     6,761              2,248
     Interest expense and financing costs                    (32,614)            (36,484)          (94,173)           (80,785)
     Other income, net                                         4,372               3,561             9,417              5,100
                                                      ---------------   -----------------  ----------------  -----------------
          Total other income (expense)                       (28,242)            (32,923)          (77,995)           (73,437)
                                                      ---------------   -----------------  ----------------  -----------------

LOSS FROM CONTINUING OPERATIONS                             (415,484)           (910,137)       (1,436,722)        (2,704,387)

DISCONTINUED OPERATIONS:
     Gain from the Sale of MHB                                     -                   -         1,208,084                  -
     Income (loss) from the operations of MHB                      -             (15,468)          (71,914)           (10,484)
                                                      ---------------   -----------------  ----------------  -----------------

NET LOSS                                                  $ (415,484)         $ (925,605)       $ (300,552)      $ (2,714,871)
                                                      ===============   =================  ================  =================

INCOME (LOSS) PER SHARE:
      Loss per share from continuing operations              $ (0.02)            $ (0.07)          $ (0.09)           $ (0.27)
      Income (loss) per share from discontinued
        operations                                                 -               (0.00)             0.07              (0.00)
                                                      ---------------   -----------------  ----------------  -----------------
      Net income (loss) per share                            $ (0.02)            $ (0.07)          $ (0.02)           $ (0.27)
                                                      ===============   =================  ================  =================


WEIGHTED AVERAGE
     NUMBER OF COMMON SHARES OUTSTANDING                  17,458,779          12,523,910        16,274,977          9,936,191
                                                      ===============   =================  ================  =================

          See accompanying notes to consolidated financial statements.

                         Avitar, Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Equity
                          Nine Months Ended June, 1998
                                  (Unaudited)

------------------------------------------------------------------------------------------------------------------------------
                                            Preferred Stock             Common Stock
                                        ------------------------    ---------------------
                                                                                                Additional      Accumulated
                                          Shares      Amount        Shares         Amount     paid-in capital     deficit
------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1997               657,249     $ 6,572     15,234,218    $ 152,342   $ 14,866,017      $ (16,351,255)

Sale of common stock and preferred stock     50,000         500        100,000        1,000         73,500

Issuance of common stock for services                                   42,530          425          6,886

Payment of note payable                                                275,000        2,750         52,250

Conversion of notes payable from affiliates                          1,818,020       18,180        381,784

Net loss                                                                                                             (300,552)
------------------------------------------------------------------------------------------------------------------------------

Balance at June 30, 1998                    707,249     $ 7,072     17,469,768    $ 174,697   $ 15,380,437      $ (16,651,807)
------------------------------------------------------------------------------------------------------------------------------

      See accompanying notes to consolidated financial statements.

                         Avitar, Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                             NINE MONTHS ENDED JUNE 30,
                                                                                       ----------------------------------------
                                                                                             1998                  1997
                                                                                       -----------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income (loss)                                                                       $ (300,552)          $ (2,714,871)
     Adjustments to reconcile net income (loss) to
          net cash provided by operating activities:
               Depreciation and amortization                                                    109,626                152,394
               Amortization of goodwill                                                                                419,781
               Provision (recovery) for losses on accounts receivable                            (6,025)                 2,161
               Non-cash charges for employee salaries and consulting services                     7,311                373,054
               Non-cash  recovery from settlement of note payable                               (58,126)
               Gain from sale of subsidiary                                                  (1,208,084)
               Changes in operating assets and liabilities:
                   (Increase) Decrease in accounts receivable                                  (265,640)                75,448
                   (Increase) Decrease in prepaid expenses and other current assets              (8,488)                30,995
                   (Increase) Decrease in other assets                                              605                  5,515
                   Increase (Decrease) in accounts payable, accrued expenses,
                        and consulting fees                                                      88,107                 64,877
                   Other                                                                        (77,916)
                                                                                       -----------------     ------------------
                        Net cash used in operating activities                                (1,719,182)            (1,590,646)
                                                                                       -----------------     ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchases of property and equipment                                                         (6,838)                  (594)
     Proceeds from the sale of MHB                                                            1,286,000                      -
                                                                                       -----------------     ------------------
                        Net cash provided by (used in) investing activities                   1,279,162                   (594)
                                                                                       -----------------     ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from notes payable and warrants                                                   662,597                603,020
     Sales of common stock, preferred stock and warrants, net                                    75,000                888,117
     Repayment of long-term debt                                                               (226,841)              (207,281)
     Repayment of notes payable                                                                (110,000)                (4,483)

                                                                                       -----------------     ------------------
                   Net cash provided by financing activities                                    400,756              1,279,373
                                                                                       -----------------     ------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                            (39,264)              (311,867)

CASH AND CASH EQUIVALENTS, beginning of the period                                               65,512                370,856
                                                                                       -----------------     ------------------

CASH AND CASH EQUIVALENTS, end of the period                                                 $   26,248           $     58,989
                                                                                       =================     ==================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid during period:
          Income taxes                                                                       $        -           $     2,925
          Interest                                                                           $   79,736           $    72,705


          See accompanying notes to consolidated financial statements.

                         AVITAR, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
===============================================================================

1.   BASIS OF PRESENTATION

         Avitar, Inc. ("Avitar" or the "Company") through its wholly-owned subsidiary, Avitar Technologies Inc. ("ATI"), develops, manufactures, markets and sells proprietary hydrophilic polyurethane foam disposables fabricated for medical, diagnostics, dental and consumer use. The Company is a leading independent fabricator of disposable medical and dental products from medical grade hydrophilic polyurethane foam.

         On October 27, 1997, the Company sold the business and assets of its wholly-owned subsidiary, Managed Health Benefits Corporation ("MHB"), which provided health care cost containment services. Therefore, MHB is considered a discontinued operation and this report primarily reflects the continuing operation of the Company.

         The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-QSB and Regulation S-B (including Item 310(b) thereof). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 1998. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended September 30, 1997.

         The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations and has a working capital deficit and stockholders' deficit as of June 30, 1998 of $1,229,944 and $1,089,601, respectively. The Company raised net proceeds aggregating approximately $2,600,000 during the fiscal years ended September 30, 1997 and 1996 from the sale of stock. During Fiscal 1998, the Company has raised net proceeds of approximately $75,000 from the sale of stock and borrowed approximately $248,000 against a credit line with the Silicon Valley Bank. The Company is attempting to obtain additional debt and/or equity financing. Based upon current cash flow projections, the Company believes the anticipated cash flow from operations, proceeds from the sale of MHB and expected net proceeds from future financings will be sufficient to finance the Company's operating needs until the operations achieve profitability. There can be no assurances that forecasted results will be achieved or that additional financing will be obtained. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.   DISCONTINUED OPERATIONS

     On October 27, 1997, the Company sold the business and assets of MHB, its wholly-owned subsidiary. The Company received $1,224,959, net of expenses, and recorded a gain of $1,208,084. For the period of October 1, 1997 through the date of the sale on October 27, MHB incurred an operating loss of $71,914.

3.   INVENTORIES

     At June 30, 1998, inventories consist of the following:

                           Raw Materials                          $  88,433
                           Work-in-Process                           36,933
                           Finished Goods                            56,109
                                                                 ----------
                                    Total                          $181,475


4.   MAJOR CUSTOMERS

     Customers in excess of 10% of total sales are:

                              Three Months Ended June 30,                 Nine Months Ended June 30,
                              ---------------------------                 --------------------------
                                 1998             1997                       1998            1997
                                 ----             ----                       ----            ----

         Customer A             $183,274        $  35,717                  $613,978         $111,595
         Customer B               71,968           51,549                   181,993          158,867


4.    DEBT

        In November 1997, the Company settled a note payable in the principal amount of $203,126 with its former law firm, whereby the Company paid $90,000 in cash and 275,000 shares of its common stock and recorded a reduction in general and administrative expenses of $58,126. During March 1998, the Chairman of the Board and the President of the Company converted notes payable in the principal amount of approximately $369,000 plus accrued interest thereon of approximately $31,000 into 1,818,020 shares of the Company's common stock. In May and June 1998, the Company, through a revolving line of credit, borrowed approximately $248,000 from Silicon Valley Bank.

5.   EARNINGS PER SHARE

        In the quarter ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings per Share. The Company has presented only the Basic Earning per Share for the three and nine months ended June 30, 1998 and 1997 since the inclusion of all stock equivalents were anti-dilutive.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing elsewhere in this report.

RESULTS OF OPERATIONS

     Revenues

         Sales for the three months ended June 30, 1998 increased $393,946, or approximately 174%, to $620,505 from $226,559 for the corresponding period of the prior year. For the nine months ended June 30, 1998, sales increased $867,424, or approximately 125%, to $1,560,299 from $692,875 for the nine months ended June 30, 1997. The results for the three and nine months ended June 30, 1998 primarily reflect the increase in sales of wound dressing products, particularly sales to the Company's main customer.

     Operating Expenses

         Direct costs of sales were approximately 81% of sales for the three months ended June 30, 1998, as compared to approximately 167% of sales for the three months ended June 30, 1997. For the nine months ended June 30, 1998, direct costs of sales were 89% of sales compared to 181% of sales for the same period of Fiscal 1997. The improvement for the three and nine months ended June 30, 1998 was related primarily to the increase in sales described above.

         Selling, general and administrative expenses for the three months ended June 30, 1998 decreased $80,974, or approximately 18%, to $372,506 from $453,480 for the corresponding period of the prior year. For the nine months ended June 30, 1998, selling, general and administrative expenses decreased $215,169, or approximately 16%, to $1,111,951 from $1,327,120.
     The decrease for the three month period ended June 30, 1998 resulted mainly from a reduction in consulting and legal expenses while the decrease for the nine months ended June 30, 1998 was due primarily to a reduction of approximately $58,000 related to the settlement of the note with the Company's former attorneys and a decrease in consulting and legal expenses of approximately $157,000.

         Expenses for research and development and the amortization of goodwill for the three months ended June 30, 1998 amounted to $134,434 compared to $272,128 incurred for the corresponding period of the prior year. For the nine months ended June 30, 1998, expenses for research and development and the amortization of goodwill were $411,744 versus $743,040 for nine months ended June 30, 1997. The change for the quarter ended June 30, 1998 occurred primarily from the reduction in goodwill amortization of approximately $140,000 as a result of the Company's decision to write-off the remaining amount of goodwill in the fourth quarter of Fiscal 1997. For the nine months ended June 30, 1998, the decrease resulted from the reduction in goodwill as explained above of approximately $420;000 offset in part by an increase in research and development expense of approximately $89,000 related to the Company's entry into the rapid diagnostic test market.

     Other Income and Expense

         For the three months ended June 30, 1998, other expenses (net of other income) amounted to $28,242 as compared to $32,923 for the three months ended June 30, 1997. Other expenses (net of other income) for the nine months ended June 30, 1998 were $77,995 compared to $73,437 for the corresponding period of the prior fiscal year. The decrease for the quarter ended June 30, 1998 resulted primarily from a decrease in interest expense of approximately $3,900 while the change for the nine months ended June 30, 1998 was mainly due to an increase in interest expense of approximately $13,400 associated with the loans made to the Company during the last half of Fiscal 1997; offset in part by increases in interest and miscellaneous income of approximately $8,800.

     Discontinued Operations

         In October 1997, the Company consummated the sale of the net assets and business of its MHB subsidiary. For the three months ended June 30, 1998, no income or loss was incurred as compared to a loss from the operations of MHB of $15,468 for the three months ended June 30, 1997. Income from the operations and sale of MHB was $1,136,170 for the nine months ended June 30, 1998 compared to a loss from operations of $10,484 for the same period of the prior fiscal year. The significant change for the nine months ended June 30,1998 occurred as a result of the gain realized from the sale of MHB.

     Net Loss

         Primarily as a result of the factors described above, the Company had a net loss of $415,484, $.02 per share, for the three months ended June 30, 1998 versus a net loss of $925,605, $.07 per share, for the three months ended June 30, 1997. For the nine months ended June 30, 1998, the Company had net loss of $300,552, $0.02 per share, as compared to a net loss of $2,714,871, $0.27 per share, for the nine months ended June 30, 1997.

FINANCIAL CONDITION AND LIQUIDITY

         At June 30, 1998 and September 30, 1997 the Company had working capital deficiencies of ($1,229,944) and ($1,504,807), respectively, and cash and cash equivalents of $26,248 and $65,512 respectively. Net cash used in operating activities during the nine months ended June 30, 1998 amounted to $1,719,182 resulting primarily from a net loss of $300,552, an increase in accounts receivable of $265,640, increases in prepaid expenses and other current assets of $8,488, a recovery of a loss on accounts receivable of $6,025, a non-cash recovery from the settlement of a note payable of $58,126, the gain from the sale of MHB of $1,208,084 and a decrease in other and other assets of $77,311; partially offset by depreciation and amortization of equipment of $109,626, non-cash charges for consulting services of $7,311 and increases in accounts payable and accrued expenses of $88,107. Net cash provided by financing and investing activities during the nine months ended June 30, 1998 amounted to $1,679,918 which included proceeds from the sale of MHB of $1,286,000, proceeds from notes payable and warrants of $662,597 and proceeds from the sale of stock of $75,000; offset in part by purchases of equipment of $6,838, the repayment of notes payable of $110,000 and the repayment of long term debt of $226,841.

During October 1997, an affiliate of the Company and a private individual made loans to the Company totaling $100,000 with interest payable at 10% per annum on $50,000 and 20% per annum on the other $50,000. These loans and the accrued interest thereon, which were due on January 31, 1998, have been repaid as of January 31, 1998. Also in October 1997, the Company paid $10,000 plus accrued interest to an affiliate of the Company as repayment of a loan made to the Company during Fiscal 1997. During March 1998, the Chairman of the Board and the President of the Company converted notes payable in the principal amount of approximately $369,000 plus accrued interest thereon of approximately $31,000 into 1,818,020 shares of the Company's common stock.

         As indicated in Results of Operations above, the Company sold the net assets and business of its MHB subsidiary in October 1997. From this sale the Company received gross proceeds of $1,286,000 and recorded a gain of $1,208,084 in the quarter ended December 31, 1997. In May and June 1998, the Company borrowed approximately $248,000 against a $250,000 Revolving Line of Credit from Silicon Valley Bank ( original limit of the credit line was $350,000 offset by accounts receivable financing, but was modified in June changing the maximum borrowing amount to $250,000 which is not reduced by accounts receivable financing). In July 1998, the Company effected a reduction in rent expense of $144,000 over the next two years by subleasing approximately 6,000 excess square feet in its facility to a major department store chain. During the period of May through early August 1998, the Company received net proceeds of approximately $175,000 from the sale of 118,493 shares of Series B Convertible Preferred Stock (convertible at any time into 1,184,932 shares of the Company's common stock) and warrants to purchase 350,000 shares of the Company's common stock. In addition, the Company is actively attempting to raise up to $2,000,000 from the sales of equity and/or debt securities. The Company's current cash position is such that it must immediately raise part of this capital to fund current operations. Proceeds from these proposed financings are needed to provide working capital and capital equipment funding to operate the Company and expand the Company's business. However, there can be no assurance that these financings will be achieved.

         For the balance of fiscal year 1998, the Company's cash requirements are expected to include primarily the funding of operating losses, the payment of outstanding accounts payable, the repayment of certain notes payable and the funding of operating capital to grow the Company's rapid diagnostic testing and other lines of business.

         Operating revenues of the Company grew significantly during the first three quarters of Fiscal 1998 and are expected to continuing increasing during the remainder of Fiscal 1998 and beyond if the sales for the wound dressing products return to previous levels and the Company continues to expand the use of its polyurethane foam base technology to produce and market products for the diagnostic and other marketplaces. Based on current sales, expense and cash flow projections, the Company believes that the current level of cash and short-term investments on hand and, most significantly, a portion of the anticipated net proceeds from the financing mentioned above would be sufficient to fund operations until the Company achieves profitability. There can be no assurance that the Company will consummate the above-mentioned financing, or that any or all of the net proceeds sought thereby will be obtained. Once the Company achieves profitability, the longer-term cash requirements of the Company to fund operating activities, purchase capital equipment and expand the business are expected to be met by the anticipated cash flow from operations and proceeds from the financings described above. However, because there can be no assurances that sales will materialize as forecasted, management will continue to closely monitor and attempt to control costs at the Company and will continue to actively seek the needed additional capital.

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

                           PART II OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

         Exhibit No.           Document
         -----------           --------
         27.4                  Financial Data Schedule




(b) Reports on Form 8-K:

         None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  AVITAR, INC.
                                  (Registrant)




Dated:  August 12, 1998                  /S/ Peter P. Phildius
                                         ---------------------
                                         Peter P. Phildius
                                         Chairman and Chief
                                         Executive Officer
                                         (Principal Executive Officer)



Dated:  August 12, 1998                  /S/ J.C. Leatherman, Jr.
                                         ------------------------
                                         J.C. Leatherman, Jr.
                                         Chief Financial Officer
                                         (Principal Accounting and
                                         Financial Officer)

                                 EXHIBIT INDEX
===============================================================================


Exhibit No.           Document                                           Page
27.4                  Financial Data Schedule                            18

                                  EXHIBIT 27.4
                      AVITAR, INC. FINANCIAL DATA SCHEDULE