Form 10KSB
period 1998-09-30
AVITAR INC /DE/
filed 1999-01-13
CIK 814008

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1998
                          ------------------

                         Commission file number: 0-20316
                                                 -------

                                  AVITAR, INC.
-------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

             Delaware                                    06-1174053
-------------------------------             -----------------------------------
(State or other jurisdiction of             (I.R.S. Employe Identification No.)
 incorporation or organization)

65 Dan Road, Canton, MA                                              02021
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip code)

Issuer's telephone number: (781) 821-2440
                           --------------

Securities registered under Section 12(b) of the Exchange Act:         NONE

Securities registered under Section 12(g) of the Exchange Act:
                                Title of Classes
                                ----------------
                          Common Stock, $.01 par value
                                Class A Warrants

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X   No
                                        ---     ---

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

          Issuer's revenues for its most recent fiscal year: $2,203,646
                               Page 1 of 67 pages.
                                         --
                       Exhibit Index is on page 59 hereof.
                                                --

The aggregate market value of the voting stock held by non-affiliates of the Registrant (computed by reference to the average of the bid and ask prices of such stock and assuming solely for purposes hereof that all directors and officers of the Registrant are "affiliates") as of December 31, 1998: $907,069.

The approximate number of shares of Common Stock outstanding (including shares held by affiliates of the Registrant) as of December 31, 1998: 17,530,855.

Documents incorporated by reference:        NONE

Transitional Small Business Disclosure Format (check one): Yes    ;    No  X
                                                              ---         ---

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

Products

         Currently, the Company offers the following products which utilize its proprietary medical polyurethane foam technology:

         Diagnostic Test Products

         The Company makes products for the diagnostic test applications described below. These products accounted for approximately 8% of the Company's revenue in Fiscal 1998 and approximately 4% of the Company's revenue in Fiscal 1997.

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

         Drugs-of-Abuse Test Kits. Under a joint development agreement with Sun Biomedical Laboratories of Cherry Hill, New Jersey, the Company continues to develop oral fluids based rapid on-site assay systems for detecting drugs-of-abuse in the workplace. This agreement also grants Avitar the rights to distribute Sun Biomedical's urine based drugs-of-abuse and pregnancy tests. These urine based tests have received

United States Food and Drug Administration ("FDA") approval to market and are sold under the Visualine trademark. Approximately $1 billion annually is spent world-wide for drugs-of-abuse tests. Significant advantages exist for saliva to replace blood and urine in many of these tests and at the same time expand the market where current infrastructure cost limitations prohibit the use of much needed diagnostic tests. Using its newly developed Oral Fluid Sampling and Processing System described above, the Company is planning entry into this large and growing market for testing for drugs-of-abuse.

         Foam Disposable Products

         The Company produces medical-grade hydrophilic polyurethane foam disposables fabricated for the applications described below. These products accounted for approximately 92% of the Company's revenue in Fiscal 1998 and approximately 96% of the Company's revenue in Fiscal 1997.

         Wound Dressings. Avitar's Hydrasorb(TM) (Hydrasorb) wound dressing product is a highly absorbent topical dressing for moderate to heavy exudating wounds. These dressings have a unique construction that provide a moist wound healing environment which promotes skin growth and closure. Currently, the Hydrasorb product is marketed internationally by the ConvaTec Division of Bristol-Myers Squibb ("Convatec"), by the Knoll Pharma Division of BASF ("Knoll") and other specialty distributors worldwide. In addition to the Hydrasorb line, the Company has custom developed specialty wound dressings for the cardiac catheter lab market as well as the orthopedic market. The Joyce Dressing is used in dressing the introducer catheter for cardiology procedures and is marketed directly by Avitar. The market in the United States and Europe for synthetic dressings is estimated at $1.2 billion annually with foam dressings accounting for approximately $150 million. New foam applications are currently being evaluated by the Company to broaden this product line. Currently under development are a number of second generation wound dressings which combine the Company's hydrophilic polyurethane foam with other biomaterials for composite dressings.

         Custom Foam Products. The Company continues to expand the number of applications for its proprietary technologies in a variety of other medical/consumer markets. They include the Illizarov Dressing used for dressing external bone fixators in orthopedic procedures and a molded dental applicator for a consumer teeth bleaching system and disposable ear cushions for a high-tech hearing aid device. Customers for these products include Smith and Nephew, CCA Industries, Deaconess Hospital, Decibel Instruments and Schleicher and Schuell.

Development

         The Company does not conduct pure research activities but, has adopted a primary product development strategy that is based on forming partnerships with market leading companies and recognized persons in foam products application areas, be they consumer, medical or dental applications. With this approach, proprietary products would be co-developed through the generation and development of product ideas either internally or through these strategic partnerships. To this partnership, Avitar contributes the proprietary foam technology and related expertise, the product design, development and prototyping, and the start-up and commercial-scale manufacturing. The ability of the Company to keep current on technology and purchase new equipment in connection with development of new, improved products will be affected by its existing and future need for, and the availability of, financing.

         Products go through several stages of development. After each stage, the Company will conduct studies to determine the effectiveness of such product. Once a product is developed and the Company determines it may be commercially viable, Avitar will obtain necessary governmental approvals prior to marketing the product. See "Government Regulation." There can be no assurance, however, that such approvals will actually be obtained. The Company intends to conduct marketing trials with any new product to determine the effectiveness of the product. If such marketing trials prove to be successful and after the product is ready for marketing, Avitar will attempt to establish an arrangement with a known company or individual with established distribution channels, most likely with the same research and development partner, to commercially distribute the new product. For certain products, the Company may decide to establish a distribution network or directly market and distribute these products. See "Sales and Marketing" below.

         Avitar currently employs four full-time individuals in its development efforts. In addition, one other employee also devotes a portion of his time to development, as well as to the manufacture of the Company's products, quality control, regulatory affairs and facility maintenance.

Sales and Marketing

The Company generally has sold, and intends to continue to sell, its wound dressing and custom foam products through large, recognized distributors of dental and medical products and does not anticipate that a large direct sales force will be required. Avitar expects to follow the same process by selling its oral fluids and sampling systems to recognized distributors of diagnostic tests. To sell the drugs-of-abuse test kits, the Company plans to develop a network of established distributors that currently sell to the drugs-of-abuse test market. Avitar's sales and marketing staff consists of one full-time employee. If the Company is unable to establish satisfactory product distribution arrangements in this manner described above, it will be required to devote substantial resources to the establishment of a direct sales force. There can be no assurance that Avitar would have the resources required for such an endeavor. The Company also intends to develop strategic partnering arrangements with significant diagnostic test, health care and dental companies with established distribution channels. Avitar anticipates that such arrangements may involve the grant by Avitar of the exclusive or semi-exclusive rights to sell specific products to specified market segments and/or in particular geographic territories in exchange for a royalty, joint venture or other financial interests.

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

         Drugs-of-AbuseTest Kits. In November 1996, the Company signed a Non-Exclusive Distributorship Agreement with Sun Biomedical Laboratories, Inc. ("SBL") which gives Avitar the rights to sell SBL's FDA approved urine-based, rapid screening tests for drugs-of-abuse and pregnancy. These tests are marketed under the Visuline II trademark. In addition, Avitar and SBL agreed to develop a series of saliva-based rapid screening tests for drugs-of-abuse. These saliva tests will use the Company's proprietary saliva collection system with Avitar having the exclusive, world-wide manufacturing and distribution rights to the tests when the development is completed.

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

         In June 1994, the Company and Calgon Vestal Laboratories, Inc. ("Calgon") terminated their existing distribution agreement and entered into a Supply and a License Agreement whereby Calgon purchases from Avitar all of the Hydrasorb(TM) products that Calgon resells in the territories of North America (excluding Canada), South America and

Central America. Under the License Agreement, Calgon paid $425,000 to Avitar for an exclusive license to use (a) the license trademark for Hydrasorb(TM) and (b) certain technology to manufacture or have manufactured, use and sell Hydrasorb(TM) products in the territories covered under these agreements. In December 1994, Calgon was sold to Convatec which assumed the obligations of Calgon under these agreements. In April 1996, the Company and Convatec determined that it was necessary to modify and clarify their rights and obligations under the Supply and Licensing Agreements in light of intervening business developments, facts, and circumstances. In consideration for the amendments to the agreements, Convatec immediately compensated the Company $250,000 all of which was recognized as income during the quarter ended June 30, 1996. In addition, the amended agreements contain termination provisions that eliminate the Company's obligation to repay any of the $425,000 received from Calgon in July 1994 as a licensing fee.

         Since November 1993, the Company has maintained a distribution agreement with Knoll (the "Knoll Agreement") pursuant to which Knoll was granted the right to distribute Hydrasorb(TM) products throughout Canada. The Knoll Agreement provides that Hydrasorb(TM) products are to be sold at agreed upon prices (subject to annual inflation adjustments) and that certain minimum quantities are maintained.

         Custom Foam Products. Custom medical foam products (including the Illizarov dressing and certain nasal and sinus products) are marketed and distributed (in the United States and abroad) primarily by Smith & Nephew on a non-exclusive basis pursuant to an oral agreement.

Manufacturing and Supply.

           The Company's only facility is located in Canton, Massachusetts and comprises approximately 53,000 square feet of which 8,000 square feet is currently being used for administrative and office space and 31,000 square feet is being used for product manufacturing and warehousing. Since the remaining 14,000 square feet is not being used at this time and will not be needed for the next several years, ATI has subleased approximately 6,000 square feet and is attempting to sub-lease the other 8,000 square feet.

         Given the use of Avitar's products in the diagnostic test, medical and dental markets, the Company is required to conform to FDA Good Manufacturing Practice regulations, International Standard Organization ("ISO") rules and various other statutory and regulatory requirements applicable to the manufacture and sale of medical devices. Avitar is subject to inspections by the FDA at all times. Avitar believes that its facilities and procedures are in compliance with these requirements. See "Government Regulation".

         The Company does not have any written agreements with any of its suppliers. For raw materials, the Company purchases some product components from single sources.

Avitar acquires the same key component for its Flureze(TM) fluoride application product, customized foam products and Hydrasorb(TM) wound dressings from a single supplier. Avitar's current supplier of such key component is the only vendor which presently meets Avitar's specifications for such component. The loss of this supplier would at a minimum require the Company to locate another satisfactory vendor, which would result in a period of time during which manufacturing and sales of products utilizing such a component may be suspended and could have a material adverse effect on Avitar's financial condition and operations. Avitar believes that alternative sources could be found for such key component and expects that the cost of such component from an alternative source would be similar. The Company also believes that alternative sources of supply are available for its remaining product components and that the loss of any such supplier would not have a material adverse effect upon Avitar's business.

Government Regulation

           Avitar and many of its products are subject to regulation by the FDA and the corresponding agencies of the states and foreign countries in which the Company sells its products. Accordingly, the Company is required to comply with applicable FDA regulations, ISO rules and similar other state and foreign country requirements governing the manufacture, marketing, distribution, labeling, registration, notification, clearance and/or pre-market approval of drugs, medical and dental devices and cosmetics, as well as record keeping and reporting requirements applicable to such products. The Company believes that it is in compliance with all such requirements. In addition, the Company is subject to inspections by the FDA at all times, and may be subject to inspections by state and foreign agencies. If the FDA believes that its legal requirements have not been fulfilled, it has extensive enforcement powers, including the ability to initiate action to physically seize products or to enjoin their manufacture and distribution, to require recalls of certain types of products, and to impose or seek to impose civil or criminal sanctions against individuals or companies violating applicable statutes.

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

         Although Avitar may not have the development resources of many of its competitors, the Company believes its product design and development experience allows it to compete favorably in producing innovative products in Avitar's markets. Furthermore, the Company believes that its Hydrasorb(TM) wound dressings, and custom foam products possess qualities with significant advantages over competing products, including cost effectiveness. Although the Company does not have an established internal distribution network, Medi, Knoll and Convatec are distributing the Company's Hydrasorb(TM) wound dressings. See "Products", "Sales and Marketing".

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

Intellectual Property

         Trade secrets, proprietary information and know-how are important to the Company's scientific and commercial success. Avitar currently relies on a combination of patents, trade secrets, trademark law and non-disclosure agreements to establish and protect its proprietary rights in its products. Avitar currently holds numerous United States patents, and has applications pending for additional patents. In addition, the Company has certain registered and other trademarks.

         The Company believes that its products, trademarks and other proprietary rights do not infringe upon the proprietary rights of third parties.

Product Liability; Insurance Coverage

         The testing, marketing and sale of medical and dental products entail a high risk of product liability claims by consumers and others. Claims may be asserted against the Company by end-users of any of Avitar's products. As of September 30, 1998, the

Company had product liability insurance coverage in the amount of $5,000,000 and no claims had been asserted. Amounts payable pursuant to such coverage are subject to a deductible on each occurrence of $5,000 payable by Avitar, up to an annual aggregate deductible payable by Avitar of $25,000, and certain other coverage exclusions. This insurance will not cover liabilities caused by events occurring prior to the time such policy was purchased by the Company or liabilities caused by events occurring after such policy is terminated or for claims made after 60 days following termination of the policy. Further, certain distributors of medical and dental products require minimum product liability insurance coverage as a condition precedent to purchasing or accepting products for distribution.

Employees

         At September 30, 1998, the Company had 39 full-time employees, including 4 in research and development (in addition to one other employee who devotes a portion of his time to research and development as well as manufacturing and supply activities), 26 in manufacturing and supply (one of whom devotes a portion of his time to research and development), 1 in sales and marketing and 8 in administration. None of the employees is subject to a collective bargaining agreement. The Company believes its relationship with its employees to be satisfactory.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company leases approximately 53,000 square feet in Canton, Massachusetts for its manufacturing facility and administrative offices which are in satisfactory condition for their purposes. The current annual rent (excluding assessment for operating expenses) is approximately $455,000 and the lease expires in June 2005.

ITEM 3.  LEGAL PROCEEDINGS.

         In August 1996, A.S. Goldmen & Co., Inc. (the "Underwriter") and certain holders of Underwriter's warrants issued by the Company commenced a court action against the Company by filing a complaint in Federal Court for the Southern District of New York (the "Court"), seeking, among other things, damages of $6,261,839.00 based upon the Underwriters' warrant agreement between the Company and the Underwriter.

         The monetary demands made by the Underwriter relate primarily to the anti-dilution provision of the warrant agreement. The Company believes that the Underwriter's claims improperly seek additional underwriting compensation in defiance of NASD rules that proscribe underwriters and their associates from receiving the kind of compensation here sought - based on the type of anti-dilution provision invoked by the Underwriter on the ground that it is unfair and unreasonable. The Company immediately moved to dismiss the Underwriter's complaint based upon both the rule violations and otherwise. In December 1998, the Court denied the Company's motion to dismiss the

Underwriter's complaint, but did not decide and expressly left open for a later day the principal legal argument urged by the Company in favor of dismissal.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not applicable.

                                     Part II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Market Price Data. Until March 24, 1998 the Company's Common Stock was traded on The Nasdaq Stock Market Small-Cap Market ("NASDAQ") under the symbol AVIT and the Redeemable Warrants, which expired on July 31, 1997, were traded on the NASDAQ under the symbol AVITW. Since March 25, 1998, the Company's Common Stock has been quoted on the NASD OTC Bulletin Board ("OTC") under the symbol AVIT. The Class A Warrants have not traded. The table below sets forth the high and low sales prices for the Company's Common Stock and Redeemable Warrants, as quoted on NASDAQ and OTC, for the periods indicated. Quotations reflect inter-dealer prices without retail markup, markdown or commission, and do not necessarily represent actual transactions:


                                            Common Stock                         Redeemable Warrants
         Fiscal 1997                        High     Low                        High             Low
         -----------                        ----     ---                        ----             ---
              First Quarter                  .97      .38                        .44             .09
              Second Quarter                 .97      .34                        .63             .06
              Third Quarter                  .84      .34                        .31             .13
              Fourth Quarter                 .47      .25                        .22*            .03*
         Fiscal 1998
         -----------
              First Quarter                  .34      .09                        N/A             N/A
              Second Quarter                 .31      .09                        N/A             N/A
              Third Quarter                  .28      .13                        N/A             N/A
              Fourth Quarter                 .29      .13                        N/A             N/A

                  *For the month of July 1997

         As of December 31, 1998 the last sales price for the Company's Common Stock was $ .25.

         NASDAQ Listing. On March 24, 1998, the Company was notified after the close of trading that its stock would no longer be traded on NASDAQ, but instead be quoted on the OTC.

         Holders. The Company had approximately 250 owners of record and, it believes, in excess of 2,000 beneficial owners of the Company Common Stock as of December 31, 1998.

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

Results of Operations

Revenues

         Sales for the fiscal year ended September 30, 1998 ("Fiscal 1998") increased $1,265,885 or approximately 135% to $2,203,646 from $938,761 for the fiscal year ended September 30, 1997 ("Fiscal 1997"). The results for Fiscal 1998 primarily reflect the increase in sales of wound dressing products, particularly to the Company's main customer.

Operating Expenses

         Direct costs of sales were approximately 87% of sales in Fiscal 1998 compared to approximately 169% of sales for Fiscal 1997. The lower ratio of direct cost to sales for Fiscal 1998 was primarily related to the increase in sales described above.

         Sales, general and administrative expenses for Fiscal 1998 decreased $227,730 or approximately 13%, to $1,530,061 from $1,757,791 for Fiscal 1997.
This decrease resulted mainly from the reduction of approximately $58,000 related to the settlement of the note with the Company's former attorneys and a decrease in consulting and legal expenses of approximately $170,000.

         Research and development expenses for Fiscal 1998 amounted to $546,233 compared to $452,169 Fiscal 1997. The increase of $94,064, or approximately 21%, was primarily attributable to increased research and development activities related to the Company's entry into the rapid diagnostic test market.

         For Fiscal 1998, no amortization of goodwill was recorded compared to $559,708 for Fiscal 1997. No write-off of goodwill occurred in Fiscal 1998 compared to $4,270,682 of goodwill written-off in Fiscal 1997. These changes in Fiscal 1998 are a result of the Company's decision during the fourth quarter of Fiscal 1997 to write-off the remaining balance of goodwill.

Other Income and Expense

         Interest income amounted to $8,126 for Fiscal 1998 compared to $2,384 for Fiscal 1997. This increase resulted from the interest earned on the proceeds received from the sale of the MHB subsidiary.

         Interest expense and financing costs were $135,398 for Fiscal 1998 compared to $120,335 incurred during Fiscal 1997. This increase resulted primarily from the interest expense on the borrowings by the Company against its Revolving Line of Credit from Silicon Valley Bank beginning in May 1998.

         Other income amounted to $25,965 for Fiscal 1998 versus other expense of $10,383 for Fiscal 1997. This change is mainly the result of rental income from the Company subleasing excess square feet in its facility to a major department store chain and a software maintenance company.

Discontinued Operations

         In October 1997, the Company consummated the sale of the net assets and business of its MHB subsidiary. Income from operations and sale of MHB was $1,136,170 in Fiscal 1998 compared to a loss of $20,357 in Fiscal 1997. The significant change for Fiscal 1998 was primarily the result of the gain realized from the sale of MHB.

Net Loss

         Primarily as a result of the factors described above, the Company had a net loss of $757,954 ($.05 per share) for Fiscal 1998 compared to a net loss of $7,835,670 ($0.71 per share) for Fiscal 1997.

Financial Condition and Liquidity

         At September 30, 1998 and September 30, 1997, the Company had working capital deficiencies of ($1,569,085) and ($1,504,807), respectively, and cash and cash equivalents of $12,483 and $65,512, respectively. Net cash used in operating activities during Fiscal 1998 amounted to $1,475,118 resulting primarily from the operating loss of $757,954, an increase in accounts receivable of $71,888, increases in prepaid expenses and other current assets of $38,631 and the gain from the sale of MHB of $1,208,084; partially offset by depreciation and amortization of $131,864, non-cash charges for consulting services of $19,541, an increase in inventories of $263, increases in other assets of $15,358 and increases in accounts payable and accrued expenses of $434,413. Net cash provided by financing and investing activities during Fiscal 1998 was $1,422,089 which included proceeds from the sale of MHB of $1,286,000, proceeds from the sale of preferred stock and warrants of $199,601 and proceeds from notes payable and long-term debt of $340,034; offset in part by purchases of equipment of $1,996, re-payment of notes payable and long-term debt of $381,925 and redemption of common stock of $19,625.

         During October 1997, an affiliate of the Company and a private individual made loans to the Company totaling $100,000 with interest payable at 10% per annum on $50,000 and 20% per annum on the other $50,000. These loans and the accrued interest thereon, which were due on January 31, 1998, have been repaid as of January 31, 1998. Also in October 1997, the Company paid $10,000 plus accrued interest to an affiliate of the Company as repayment of a loan made to the Company during Fiscal 1997. During March 1998, the Company retired notes payable to the Chairman of the Board and the President of the Company totaling approximately $369,000 plus accrued interest thereon of approximately $31,000 for 1,818,020 shares of the Company's common stock and warrants to purchase 400,000 shares of the Company's common stock at an exercise price of $.28 per share until March 2003.

         As indicated in Results of Operations above, the Company sold the net assets and business of its MHB subsidiary in October 1997. From this sale the Company received gross proceeds of $1,286,000 and recorded a gain of $1,208,084 in the quarter ended December 31, 1997. In May and June 1998, the Company borrowed approximately $248,000 against a $250,000 Revolving Line of Credit from Silicon Valley Bank ( original limit of the credit line was $350,000 offset by accounts receivable financing, but was modified in June changing the maximum borrowing amount to $250,000 which is not reduced by accounts receivable financing). In July 1998, the Company subleased approximately 6,000 excess square feet in its facility which will generate approximately $144,000 in other income over the two year period covered by the lease. During the period of May through December 1998, the Company received net proceeds of approximately $485,000 from the sale of 316,381 shares of Series B Convertible Preferred Stock (convertible at any time into 3,163,810 shares of the Company's common stock) which included warrants to purchase 1,039,200 shares of the Company's common stock at an exercise price of approximately $.22-.24 per share for a period of twelve months. In addition, the Company is actively attempting to raise up to $3,000,000 from the sales of equity and/or debt securities. The Company's current cash position is such that it must immediately raise part of this capital to fund current operations. Proceeds from these proposed financings are needed to provide working capital and capital equipment funding to operate the Company and expand the Company's business. However, there can be no assurance that these financings will be achieved.

         For the balance of fiscal year 1999, the Company's cash requirements are expected to include primarily the funding of operating losses, the payment of outstanding accounts payable, the repayment of certain notes payable and the funding of operating capital to grow the Company's rapid diagnostic testing and other lines of business.

         Operating revenues of the Company grew significantly during Fiscal 1998 and are expected to continue to increase during Fiscal 1999 and beyond if the sales for the wound dressing products return to previous levels and the Company continues to expand the use of its polyurethane foam base technology to produce and market products for the diagnostic and other marketplaces. Based on current sales, expense and cash flow projections, the Company believes that the current level of cash and short-term investments on hand and, most significantly, a portion of the anticipated net proceeds from the financing mentioned above would be sufficient to fund operations until the Company achieves profitability. There can be no assurance that the Company will consummate the above-mentioned financing, or that any or all of the net proceeds sought thereby will be obtained. Once the Company achieves profitability, the longer-term cash requirements of the Company to fund operating activities, purchase capital equipment and expand the business are expected to be met by the anticipated cash flow from operations and proceeds from the financings described above. However, because there can be no assurances that sales will materialize as forecasted, management will continue to closely monitor and attempt to control costs at the Company and will continue to actively seek the needed additional capital.

         As a result of the Company's recurring losses from operations and working capital deficit, the report of its independent certified public accountants relating to the financial statements for Fiscal 1998 contains an explanatory paragraph stating substantial doubt about the Company's ability to continue as a going concern. Such report also states that the ultimate outcome of this matter could not be determined as of the date of such report (December 23, 1998). The Company's plans to address the situation are presented above. However, there are no assurances that these endeavors will be successful or sufficient.

Year 2000 Impact

         Many currently installed computer systems and software products are coded to accept or recognize only two digit entries in the date code field. These systems and software products will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by many companies and governmental agencies may need to be upgraded to comply with such Year 2000 requirements or risk system failure or miscalculations causing disruptions of normal business activities.

         The Company has undertaken a review concerning the ability of its internal information systems, including its internal accounting systems, to handle date information and function appropriately from and after January 1, 2000 and does not believe that the total cost to address any changes to become Year 2000 Compliant will be material. In addition, the Company during the first quarter of calendar 1999 will complete its evaluation as to what impact, if any, possible Year 2000 problems encountered by its suppliers and customers will have upon the Company. At this time, the Company does not believe that these problems would have a material effect on the Company.

         As discussed above, the Company has not yet completed its Year 2000 evaluation and therefore, has not developed any contingency plans. The results of the Company's evaluation will be the basis for determining the nature and extent of any contingency plans.


ITEM 7.  FINANCIAL STATEMENTS

         Reference is made to the Index on page 19 of the Consolidated Financial Statements, included herein.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                                               Avitar, Inc. and
                                                                   Subsidiaries



--------------------------------------------------------------------------------
                      Consolidated Financial Statements
                   Years Ended September 30, 1998 and 1997

                                                  Avitar, Inc. and Subsidiaries

                                                                       Contents
-------------------------------------------------------------------------------

Report of independent certified public accountants                           20

Consolidated financial statements:

    Balance sheet                                                            21

    Statements of operations                                                 22

    Statements of stockholders' deficit                                      23

    Statements of cash flows                                              24-25

    Notes to consolidated financial statements                            26-44

Report of Independent Certified Public Accountants


To the Board of Directors and Stockholders
Avitar, Inc.

We have audited the accompanying consolidated balance sheet of Avitar, Inc. and subsidiaries as of September 30, 1998, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the two years in the period ended September 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Avitar, Inc. and subsidiaries as of September 30, 1998, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 1998 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has stockholders' and working capital deficits as of September 30, 1998. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                             BDO Seidman, LLP


Boston, Massachusetts
December 23, 1998

                                                  Avitar, Inc. and Subsidiaries

                                                     Consolidated Balance Sheet

-------------------------------------------------------------------------------
September 30,                                                              1998
-------------------------------------------------------------------------------

Assets

Current:
   Cash and cash equivalents                                       $     12,483
   Accounts receivable                                                  171,908
   Inventories                                                          142,190
   Prepaid expenses and other (including employee
    receivables of $33,400)                                             114,501
                                                                   ------------

     Total current assets                                               441,082

Property and equipment, net                                             205,373
                                                                   ------------
                                                                   $    646,455

Liabilities and Stockholders' Deficit

Current liabilities:
   Short-term debt (including $40,665 due to affiliates)           $    338,357
   Accounts payable                                                     928,842
   Accrued expenses (including $124,000 due to affiliates)              643,718
   Current portion of long-term debt                                     99,250
                                                                   ------------
     Total current liabilities                                        2,010,167

Long-term debt, less current portion                                     66,085
                                                                   ------------

     Total liabilities                                                2,076,252
                                                                   ------------
Commitments and contingency (Note 8)

Stockholders' deficit:
   Series A and B convertible preferred stock, $.01 par value;
    authorized 5,000,000 shares; 792,588 shares issued and
    outstanding, with aggregate liquidation value - Series A -
    $657,249 plus 7% annual dividend; Series B - $199,600                 7,926
   Common stock, $.01 par value; authorized 25,000,000 shares;
    17,469,768 shares issued and outstanding                            174,698
   Additional paid-in capital                                        15,496,788
   Accumulated deficit                                              (17,109,209)
                                                                   ------------
      Total stockholders' deficit                                    (1,429,797)
                                                                   ------------
                                                                   $    646,455
                                                                   ------------

                    See accompanying notes to consolidated financial statements.

                                                  Avitar, Inc. and Subsidiaries

                                          Consolidated Statements of Operations

-------------------------------------------------------------------------------

Years ended September 30,                                                                    1998                 1997
----------------------------------------------------------------------------------------------------------------------
Sales                                                                                $  2,203,646         $    938,761
                                                                                     ------------         ------------
Operating expenses:
   Direct cost of revenues                                                              1,920,169            1,583,390
   Selling, general and administrative expenses                                         1,530,061            1,757,791
   Research and development expenses                                                      546,233              452,169
   Amortization of goodwill                                                                     -              559,708
   Write-off of goodwill                                                                        -            4,270,682
                                                                                     ------------         ------------
     Total operating expenses                                                           3,996,463            8,623,740
                                                                                     ------------         ------------
     Loss from operations                                                              (1,792,817)          (7,684,979)
                                                                                     ------------         ------------
Other income (expense):
   Interest income                                                                          8,126                2,384
   Interest expense and financing costs (includes $565 and
    $18,179 to affiliates)                                                               (135,398)            (120,335)
   Other, net                                                                              25,965              (10,383)
                                                                                     ------------         ------------
     Total other expense                                                                 (101,307)            (128,334)
                                                                                     ------------         ------------
Loss before provision for income taxes and
 discontinued operations                                                               (1,894,124)          (7,813,313)

Provision for income taxes                                                                      -                2,000
                                                                                     ------------         ------------
Loss from continuing operations                                                        (1,894,124)          (7,815,313)

Discontinued operations:
   Loss from operations of MHB (net of income taxes
    of $0 in 1998 and $4,000 in 1997)                                                     (71,914)             (20,357)
   Gain on sale of MHB                                                                  1,208,084                    -
                                                                                     ------------         ------------
Net loss                                                                             $   (757,954)        $ (7,835,670)
                                                                                     ------------         ------------
Basic and diluted income (loss) per share:
   Loss per share from continuing operations                                         $       (.12)        $       (.71)
   Income per share from discontinued operations                                              .07                    -
                                                                                     ------------         ------------
Net loss per share                                                                   $      (.05)         $       (.71)
                                                                                     ------------         ------------

                    See accompanying notes to consolidated financial statements.

                                                  Avitar, Inc. and Subsidiaries

                               Consolidated Statements of Stockholders' Deficit

-------------------------------------------------------------------------------

                                                 Preferred Stock              Common Stock              Additional
                                               -------------------      ----------------------           Paid-in      Accumulated
Years ended September 30, 1998 and 1997           Shares   Amount           Shares     Amount            Capital        Deficit
-----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1996                  1,275,261   $12,752       6,966,884    $ 69,669         $12,958,934    $ (8,515,585)

   Sale of common stock, net of expenses               -         -       3,640,704      36,407             871,633               -

   Exercise of common stock warrants,
     net of expenses                                   -         -         576,508       5,765             218,085               -

   Conversion of notes payable                         -         -         577,500       5,775             262,163               -

   Issuance of common stock for services               -         -         700,810       7,008             267,910               -

   Conversion of preferred stock into
     common stock                               (618,012)   (6,180)      1,854,036      18,540             (12,360)              -

   Issuance of common stock to employees               -         -         917,776       9,178             299,652               -

   Net loss                                            -         -               -           -                   -      (7,835,670)
                                               ---------   -------      ----------    --------         -----------    ------------

Balance at September 30, 1997                    657,249     6,572      15,234,218     152,342          14,866,017     (16,351,255)

   Sale of common stock, net of expenses               -         -         100,000       1,000              24,000               -

   Conversion of notes payable                         -         -       2,093,020      20,930             434,034               -

   Issuance of common stock for services               -         -          84,315         843              18,698               -

   Redemption of common stock                          -         -         (41,785)       (417)            (19,208)              -

   Sale of preferred stock, net of expenses      135,339     1,354               -           -             173,247               -

   Net loss                                            -         -               -           -                   -        (757,954)
                                               ---------   -------      ----------    --------         -----------    ------------
Balance at September 30, 1998                    792,588   $ 7,926      17,469,768    $174,698         $15,496,788    $(17,109,209)
                                               ---------   -------      ----------    --------         -----------    ------------

                    See accompanying notes to consolidated financial statements.

                                                  Avitar, Inc. and Subsidiaries

                                          Consolidated Statements of Cash Flows

-------------------------------------------------------------------------------

Years ended September 30,                                                                    1998                 1997
-----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net loss                                                                         $    (757,954)        $ (7,835,670)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
     Gain on sale of MHB                                                               (1,208,084)                   -
     Depreciation and amortization                                                        131,864              167,505
     Amortization of goodwill                                                                   -              559,708
     Write-off of goodwill                                                                      -            4,270,682
     Noncash charge for services and compensation                                          19,541              583,748
     Changes in operating assets and liabilities:
       Accounts receivable                                                                (71,888)             253,924
       Inventories                                                                            263               48,990
       Prepaid expenses and other current assets                                          (38,631)             (10,625)
       Other assets                                                                        15,358               13,730
       Accounts payable and accrued expenses                                              434,413              213,466
                                                                                    -------------         ------------
         Net cash used in operating activities                                         (1,475,118)          (1,734,542)
                                                                                    -------------         ------------
Cash flows from investing activities:

   Purchases of property and equipment                                                     (1,996)              (4,136)
                                                                                    -------------         ------------
         Net cash used in investing activities                                             (1,996)              (4,136)
                                                                                    -------------         ------------
Cash flows from financing activities:

   Proceeds from sale of MHB                                                            1,286,000                    -
   Proceeds from notes payable and long-term debt                                         340,034              454,845
   Repayments of notes payable and long-term debt                                        (381,925)            (153,401)
   Sales of preferred stock, common stock and warrants                                    199,601            1,131,890
   Redemption of common stock                                                             (19,625)                   -
                                                                                    -------------         ------------

         Net cash provided by financing activities                                      1,424,085            1,433,334
                                                                                    -------------         ------------
Net decrease in cash and cash equivalents                                                 (53,029)            (305,344)

Cash and cash equivalents, beginning of year                                               65,512              370,856
                                                                                    -------------         ------------
Cash and cash equivalents, end of year                                              $      12,483         $     65,512
                                                                                    -------------         ------------

                                                  Avitar, Inc. and Subsidiaries

                                          Consolidated Statements of Cash Flows
                                                                    (Concluded)

-------------------------------------------------------------------------------

Years ended September 30,                                    1998         1997
-------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Interest                                            $124,100       $91,823
     Taxes                                               $  2,100       $ 2,925

Supplemental schedule of noncash investing and financing activities:


   Notes payable of $454,964 and $267,938 were converted into common stock during 1998 and 1997, respectively.

   An equipment capital lease having a net present value of $52,761 was entered into during 1998.

                    See accompanying notes to consolidated financial statements.

                                                  Avitar, Inc. and Subsidiaries

                                     Notes to Consolidated Financial Statements

-------------------------------------------------------------------------------

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

                                    Managed Health Benefits Corporation
                                    ("MHB"), another wholly-owned subsidiary of Avitar, was in the business of providing cost containment services to assist employers and other third-party payers in controlling costs of group medical, workers' compensation and disability benefits. Avitar consummated a sale of MHB's net assets and business in October 1997. The Company received
                                    $1,286,000 and recorded a gain of
                                    $1,208,084. The MHB business has been
                                    treated as a discontinued operation (see
                                    Note 3).

                                    The Company's consolidated financial
                                    statements have been presented on the
                                    basis that it is a going concern, which
                                    contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations and has a working capital deficit and stockholders' deficit as of September 30, 1998 of $1,569,085 and $1,429,797,
                                    respectively. The Company raised net
                                    proceeds aggregating approximately
                                    $200,000 and $1,100,000 during the years
                                    ended September 30, 1998 and 1997,
                                    respectively, from the sale of stock. The
                                    Company is attempting to obtain additional equity financing. Based upon cash flow projections, the Company believes the anticipated cash flow from operations and expected net proceeds from future equity financings will be sufficient to finance the Company's operating needs until the operations achieve profitability. There can be no assurances that forecasted results will be achieved or that additional financing will be obtained. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                                                  Avitar, Inc. and Subsidiaries

                                     Notes to Consolidated Financial Statements

-------------------------------------------------------------------------------

2.     Summary of
       Significant
       Accounting
       Policies

       Estimates and                The preparation of financial statements in
       Assumptions                  conformity with generally accepted
                                    accounting principles requires management
                                    to make estimates and assumptions that
                                    affect the reported amounts of assets and
                                    liabilities and disclosure of contingent
                                    assets and liabilities at the date of the
                                    financial statements and the reported
                                    amounts of revenues and expenses during
                                    the reporting period. Actual results could
                                    differ from those estimates.

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

       Cash                         The Company considers all highly liquid
       Equivalents                  investments and interest-bearing
                                    certificates of deposit with original
                                    maturities of three months or less to be
                                    cash equivalents.

       Inventories                  Inventories are recorded at the lower of
                                    cost (determined on a first-in, first-out
                                    basis) or market.

       Property and                 Property and equipment (including equipment
       Equipment                    under capital leases) is recorded at cost
                                    at the date of acquisition.  Depreciation is
                                    computed using the straight-line  method
                                    over the estimated useful lives of the
                                    assets (three to seven years). Leasehold
                                    improvements are amortized over the terms
                                    of the leases. Expenditures for repairs
                                    and maintenance are expensed as incurred.

       Research and                 Research and development costs are expensed
       Development                  as incurred.

                                                  Avitar, Inc. and Subsidiaries

                                     Notes to Consolidated Financial Statements

-------------------------------------------------------------------------------

2.     Summary of
       Significant
       Accounting
       Policies
       (Continued)

       Income (Loss)                Effective October 1, 1997, the Company
       Per Share of                 adopted Statement of Financial Accounting
       Common Stock                 Standards No. 128 ("SFAS 128") "Earnings
                                    per Share." This pronouncement requires
                                    the presentation of both basic and diluted
                                    earnings per share and replaces previously
                                    required standards for computing and
                                    presenting earnings per share. Earnings
                                    per share amounts for all periods have
                                    been presented and, where appropriate,
                                    restated to conform to SFAS 128. Adoption
                                    of this standard did not have a material
                                    effect on the Company's earnings per share
                                    calculation.

       Stock Options                Effective October 1, 1996, the Company
                                    adopted the provisions of Statement of
                                    Financial Accounting Standard No. 123
                                    ("SFAS 123"), "Accounting for Stock-Based
                                    Compensation." The Company has elected to
                                    continue to account for stock options at
                                    their intrinsic value with disclosure of
                                    the effects of fair value accounting on
                                    net income (loss) and income (loss) per
                                    basic and diluted share of common stock on
                                    a pro forma basis.

       Income Taxes                 Income taxes are accounted for using the
                                    liability method as set forth in Statement
                                    of Financial Accounting Standards No. 109,
                                    "Accounting for Income Taxes." Under this
                                    method, deferred income taxes are provided
                                    on the differences in basis of assets and
                                    liabilities between financial reporting
                                    and tax returns using enacted rates.
                                    Valuation allowances have been recorded
                                    (see Note 11).

       Fair Value of                The carrying amounts of cash, accounts
       Financial                    receivable and accounts payable
       Instruments                  approximate fair value because of the
                                    short-term nature of these items. The
                                    current fair values of the notes payable
                                    and long-term debt approximate fair value
                                    because of the respective interest rates.

                                                  Avitar, Inc. and Subsidiaries

                                     Notes to Consolidated Financial Statements

-------------------------------------------------------------------------------

2.     Summary of
       Significant
       Accounting
       Policies
       (Continued)

       Impairment of                Statement of Financial Accounting
       Long-Lived                   Standards ("SFAS") No. 121, "Accounting
       Assets                       for the Impairment of Long-Lived Assets
                                    and for Long-Lived Assets to be Disposed
                                    of" requires that certain long-lived
                                    assets be reviewed for impairment whenever
                                    events or changes in circumstances
                                    indicate that the carrying amount may not
                                    be recoverable. This statement was adopted
                                    October 1, 1996.

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

                                                  Avitar, Inc. and Subsidiaries

                                     Notes to Consolidated Financial Statements

-------------------------------------------------------------------------------

2.     Summary of
       Significant
       Accounting
       Policies
       (Continued)

       Recent                       In June 1997, the Financial Accounting
       Accounting                   Standards Board issued two new disclosure
       Standards                    standards. Results of operations and
                                    financial position will be unaffected by
                                    implementation of these new standards.

                                    Statement of Financial Accounting
                                    Standards ("SFAS") No. 130, "Reporting
                                    Comprehensive Income," ("SFAS No. 130")
                                    establishes standards for reporting and
                                    display of comprehensive income, its
                                    components, and accumulated balances.
                                    Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

                                    SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which supersedes SFAS No. 14, "Financial
                                    Reporting for Segments of a Business
                                    Enterprise," establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in the financial statements. It also establishes standards for disclosures regarding products and services, geographic areas, and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

                                    Both of these new standards are effective for financial statements for years beginning after December 15, 1997 and require comparative information for earlier years to be restated. Management does not expect implementation of these standards to materially affect future financial statements and disclosures.

                                                  Avitar, Inc. and Subsidiaries

                                     Notes to Consolidated Financial Statements

-------------------------------------------------------------------------------

2.     Summary of
       Significant
       Accounting
       Policies
       (Continued)

       Recent                       In June 1998, the Financial Accounting
       Accounting                   Standards Board issued SFAS No. 133,
       Standards                    "Accounting for Derivative Instruments and
       (Continued)                  Hedging Activities." SFAS No. 133 requires
                                    companies to recognize all derivative
                                    contracts at their fair values, as either
                                    assets or liabilities on the balance
                                    sheet. If certain conditions are met, a
                                    derivative may be specifically designated
                                    as a hedge, the objective of which is to
                                    match the timing of gain or loss
                                    recognition on the hedging derivative with
                                    the recognition of (1) the changes in the
                                    fair value of the hedged asset or
                                    liability that are attributable to the
                                    hedged risk, or (2) the earnings effect of
                                    the hedged forecasted transaction. For a
                                    derivative not designated as a hedging
                                    instrument, the gain or loss is recognized
                                    in income in the period of change. SFAS
                                    No. 133 is effective for all fiscal
                                    quarters of fiscal years beginning after
                                    June 15, 1999.

                                    Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on October 1, 1999 to affect its financial statements.

3.     Discontinued                 In fiscal 1997, the Company pursued the
       Operations                   sale of its wholly-owned subsidiary,
                                    Managed Health Benefits Corporation
                                    ("MHB"). On October 27, 1997, the Company
                                    sold MHB's net assets and business and
                                    received $1,286,000. The Company's
                                    financial statements reflect MHB as a
                                    discontinued operation.

                                                  Avitar, Inc. and Subsidiaries

                                     Notes to Consolidated Financial Statements

-------------------------------------------------------------------------------

       Discontinued                 Following is a summary of the results of operations of MHB:
       Operations
       (Continued)                  Years ended September 30,                                   1998                1997
                                    --------------------------------------------------------------------------------------
                                    Sales                                                   $ 13,737          $1,202,918
                                    Operating expenses                                        85,651           1,219,275
                                                                                            --------          ----------
                                    Loss before provision for income taxes                   (71,914)            (16,357)
                                    Provision for income taxes                                     -               4,000
                                                                                            --------          ----------
                                    Net loss                                                $(71,914)         $  (20,357)
                                                                                            --------          ----------

4.     Accounts                     At September 30, 1998, accounts receivable
       Receivable                   in the amount of $345,900 were factored
                                    with a financial services organization at
                                    full recourse against the Company.  The
                                    Company pays an administration fee of .25%
                                    of each purchased receivable and 2% per
                                    month of the average daily account balance
                                    outstanding. Interest expense charged to
                                    operations amounted to approximately
                                    $55,000 and $20,000 during the years ended
                                    September 30, 1998 and 1997, respectively.

5.     Inventories                  Inventories consist of the following:

                                    September 30,                        1998
                                    -------------------------------------------
                                    Raw materials                   $  72,235
                                    Work-in-process                    57,974
                                    Finished goods                     11,981
                                                                    ---------
                                                                    $ 142,190
                                                                    ---------

                                                  Avitar, Inc. and Subsidiaries

                                     Notes to Consolidated Financial Statements

-------------------------------------------------------------------------------

6.     Property and                 Property and equipment consists of the following:
       Equipment

                                    September 30,                          1998
                                    --------------------------------------------
                                    Equipment                          $617,532
                                    Furniture and fixtures               62,292
                                    Leasehold improvements               20,871
                                                                       ---------
                                                                        700,695
                                    Less: accumulated depreciation
                                     and amortization                   495,322
                                                                       ---------
                                                                       $205,373
                                                                       ---------

                                    At September 30, 1998, the cost of
                                    equipment under capital leases was
                                    $529,553 and the related accumulated
                                    amortization was $367,897.

7.     Short-Term Debt              During 1998, various related parties
                                    advanced funds totaling $46,204 to the
                                    Company to fund operations and provide
                                    working capital. These advances were due
                                    on September 30, 1998 and bear interest at
                                    10%. At September 30, 1998, the
                                    outstanding balance amounted to $40,665.

                                    During 1997, various related parties
                                    advanced funds totaling $399,964 to the
                                    Company to fund operations and provide
                                    working capital. These advances were
                                    converted to equity in 1998. The Company also received partial settlement of a separate note payable to a vendor via an equity conversion amounting to $55,000.

                                    On September 22, 1997, the Company
                                    borrowed $12,500 from an individual
                                    bearing interest at 20% all of which is
                                    outstanding at September 30, 1998. The
                                    principal balance was due on January 31, 1998.

                                                  Avitar, Inc. and Subsidiaries

                                     Notes to Consolidated Financial Statements

-------------------------------------------------------------------------------

7.     Short-Term Debt              In May 1998, the Company incurred a note
       (Continued)                  payable to an insurance company covering an
                                    insurance policy in the amount of $37,372,
                                    all  of  which  is  outstanding  at
                                    September 30, 1998. The note is
                                    uncollateralized and is payable in monthly
                                    installments through April 1999, with an
                                    interest rate of 8%.

                                    In April 1998, the Company entered into a Revolving Credit Agreement (the
                                    "Agreement") with a bank. Under the terms of the Agreement as amended on June 3, 1998, the maximum available loan commitment is $250,000. Outstanding borrowings, which are due upon demand, are collateralized by the assets of the Company. The Agreement provides for monthly interest payments at prime plus 3%
                                    (11% at September 30, 1998). The Agreement requires compliance with various covenants including maximum amounts of quarterly losses. The loan is guaranteed by certain principals of the Company. Outstanding borrowings under the revolving line of credit amounted to $247,820 at September
                                    30, 1998.

8.     Long-Term Debt               Long-term debt consists of the following:

                                    September 30,                          1998
                                    -------------------------------------------
                                    Obligations under capital leases
                                      (see Notes 6 and 9)               $165,335

                                    Less: current maturities              99,250
                                                                        --------
                                                                        $ 66,085
                                                                        --------

                                                  Avitar, Inc. and Subsidiaries

                                     Notes to Consolidated Financial Statements

-------------------------------------------------------------------------------

9.     Commitments and
       Contingency

       Lease ATI leases office space under an operating lease which expires in 2005. Certain additional costs are incurred in connection with the leases and the leases may be renewed for additional periods. ATI leases certain equipment under capital leases.

                                    Rental expense under the noncancelable
                                    operating lease charged to continuing
                                    operations for the years ended September
                                    30, 1998 and 1997 totaled approximately
                                    $455,000 in each year.

                                    In fiscal 1995, the Company issued
                                    warrants to purchase 150,000 shares of its common stock to its lessor. The warrants are exercisable at $.50 per share and expire in 1999. No warrants have been exercised as of September 30, 1998.

                                    Future minimum rentals are as follows:

                                                         Capital       Operating
                                    --------------------------------------------

                                    1999                $118,205     $  428,260
                                    2000                  54,264        492,087
                                    2001                  11,094        503,120
                                    2002                   5,342        503,120
                                    2003                   2,226        503,120
                                    Thereafter                 -        712,753
                                                        --------     ----------

                                    Total minimum
                                      lease payments     191,131     $3,142,460
                                                                     ----------
                                    Less amount
                                      representing
                                      interest            25,796
                                                        --------

                                    Present value of
                                      net minimum
                                      lease payments    $165,335
                                                        --------

                                    Total minimum rentals have not been
                                    reduced by $132,000 to be received in the future under a non-cancelable sublease expiring July 31, 2000.

                                                  Avitar, Inc. and Subsidiaries

                                     Notes to Consolidated Financial Statements

-------------------------------------------------------------------------------

9.     Commitments and
       Contingency
       (Continued)

       Employment                   The Company entered into employment
       Agreements                   agreements with its two principal
                                    executives, which payments thereunder were
                                    subsequently assigned to an affiliate. The
                                    agreements provide for annual compensation
                                    aggregating $300,000 per year, plus
                                    cost-of-living increases and bonuses based
                                    upon pre-tax income, as defined. In the
                                    event of a change in control of the
                                    Company, the two executives may be
                                    entitled to receive up to two times their
                                    annual salary plus prior bonus. The
                                    agreements renew automatically on an
                                    annual basis and may be terminated upon 60
                                    days written notice by either party.

                                    Expenses under these agreements totaled
                                    approximately $300,000 in each of 1998 and 1997.

       Retirement Plan              In February 1998, the Company adopted a
                                    defined contribution retirement plan which
                                    qualifies under Section 401(k) of the
                                    Internal Revenue Code, covering
                                    substantially all employees. Participant
                                    contributions are made as defined in the
                                    Plan agreement. Employer contributions are
                                    made at the discretion of the Company. No
                                    Company contributions were made in 1998.

       Litigation                   An action is pending against the Company
                                    whereby the underwriter for the Company's
                                    1992 initial public offering (and three of
                                    its principals) is seeking, among other
                                    things, (i) to have the Company repurchase
                                    warrant securities (see Note 10) for an
                                    aggregate price of approximately $6.3
                                    million, and (ii) damages of approximately
                                    $1.6 million. Although the Company's
                                    motion for dismissal has been denied, the
                                    Company intends to continue to contest the
                                    case vigorously. Management believes the
                                    case is without merit and does not believe
                                    it will adversely affect its financial
                                    condition, operations or liquidity. No
                                    adjustments have been made in the
                                    accompanying financial statements for this
                                    litigation.

                                                  Avitar, Inc. and Subsidiaries

                                     Notes to Consolidated Financial Statements

-------------------------------------------------------------------------------

10.    Stockholders'
       Deficit

       Preferred Stock              The 657,249 shares of Series A convertible
                                    preferred stock issued and outstanding
                                    entitle the holder of each share to:
                                    convert it, at any time, at the option of
                                    the holder, into three shares of common
                                    stock subject to antidilution provisions;
                                    receive dividends in an amount equal to
                                    110% of the dividends paid on the
                                    Company's common stock into which each
                                    share is convertible; redeem, in whole or
                                    in part, at the Company's option at a
                                    price of $1.00 per share if the common
                                    stock trades at $3.00 or more per share
                                    for a defined period; and receive $1.00
                                    per share plus a liquidating dividend of
                                    7% annually in preference to holders of
                                    common stock in the event of liquidation.

                                    The 135,339 shares of Series B convertible preferred stock issued and outstanding entitle the holder of each share to:
                                    convert it, at any time, at the option of the holder, into ten shares of common stock subject to antidilution provisions and receive dividends amounting to an annual
                                    8% cash dividend or 10% stock dividend
                                    computed on the amount invested, at the
                                    discretion of the Company. After one year from the date of issuance, the Company may redeem, in whole or in part, the outstanding shares at the offering price in the event that the average closing price of ten shares of the Company's common stock shall equal or exceed 300% of the offering price for any 20 consecutive trading days prior to the notice of redemption; and liquidating distributions of an amount per share equal to the offering price. Undeclared and unpaid dividends amounted to $5,494 at September
                                    30, 1998.

                                                  Avitar, Inc. and Subsidiaries

                                     Notes to Consolidated Financial Statements

-------------------------------------------------------------------------------

10.    Stockholders'
       Deficit
       (Continued)

       Common Stock                 The Company has outstanding warrants
       Purchase                     entitling the holder to purchase one share
       Warrants                     of common stock at the applicable exercise
                                    price. No warrants were exercised, expired
                                    or cancelled in fiscal 1998. Warrants were
                                    exercised for 1,154,008 shares in fiscal
                                    1997 and warrants covering 10,311,047
                                    shares were cancelled or expired in fiscal
                                    1997. In fiscal 1998 and 1997, warrants
                                    covering 949,200 and 1,175,900 shares were
                                    issued, respectively, primarily in
                                    connection with preferred stock issuances.
                                    The value of the other warrants issued was
                                    not material. The following is a summary
                                    of shares issuable upon the exercise of
                                    warrants (all of which are exercisable) at
                                    September 30, 1998.

                                                                         Exercise            Shares          Expiration
                                                                           Price            Issuable            Date
--------------------------------------------------------------------------------------------------------------------------
       Underwriter's  warrants  issued in  connection  with the
         Company's prior public offering*                                  $ 8.00            278,000               1997

       Warrants issued in connection with prior stock sales                  1.00             25,000               1999

       Warrants issued in connection with repaid notes payable                .50            660,000               1999

       Warrants issued to lessor                                              .50            150,000               1999

       Warrants issued to consultant for services provided                    .25            100,000               2001

       Warrants issued in connection with stock sales                        .375          1,113,000               1999

       Warrants issued in connection with notes payable                      .375             62,500               1999

       Warrants issued in connection with preferred stock issuance           .219            399,200               1999

       Warrants issued in connection with merger in fiscal 1994             12.00          1,000,000               2000

       Warrants issued in connection with repaid notes payable                .28            400,000               2003

       * Antidilution adjustment not made as the terms of these warrants are currently in litigation. Warrants remain exercisable until litigation is settled.

                                                  Avitar, Inc. and Subsidiaries

                                     Notes to Consolidated Financial Statements

-------------------------------------------------------------------------------

10.    Stockholders'
       Deficit
       (Continued)

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

                                    During fiscal 1995, the Company adopted a directors' plan, (the "Directors' Plan").
                                    Under the Directors' Plan, each
                                    nonmanagement director is to be granted
                                    options covering 5,000 shares of common
                                    stock initially upon election to the
                                    Board, and each year in which he/she is
                                    selected to serve as a director. In fiscal
                                    1998, no options were granted to directors under the Directors' Plan, although
                                    210,000 options were granted to directors outside of the Director's Plan. In 1997,
                                    10,000 options were granted to directors under this plan.

                                    During 1998, 1,227,350 options held
                                    primarily by employees and directors of
                                    the Company at exercise prices ranging
                                    from $.38 to $1.19 were cancelled and
                                    reissued at prices ranging from $.20 -
                                    $.25 per share which represented the
                                    current stock price at the reissue date.
                                    These options are included in cancelled
                                    and granted amounts in the following
                                    table.

                                    During fiscal 1997 and 1998, 210,000 and
                                    551,250 options, respectively, were
                                    granted primarily to employees and
                                    directors of the Company with exercise
                                    prices equal to the stock's fair value on the issue date.

                                                  Avitar, Inc. and Subsidiaries

                                     Notes to Consolidated Financial Statements

-------------------------------------------------------------------------------

10.    Stockholders'
       Deficit
       (Continued)

       Stock Options                A summary of option transactions is as
       (Continued)                  follows:

                                                                                          Shares                  Price
                                    --------------------------------------------------------------------------------------
                                    Outstanding at September 30, 1996                   1,350,023         $ .38 - $7.38
                                    Cancelled/expired                                     (80,450)          .59 -   .80
                                    Granted                                               210,000           .38 -   .83
                                    --------------------------------------------------------------------------------------

                                    Outstanding at September 30, 1997                   1,479,573           .38 -  7.38
                                    Cancelled/expired                                  (1,327,350)          .38 -  1.19
                                    Granted                                             1,778,600           .20 -   .25
                                    --------------------------------------------------------------------------------------

                                    Outstanding at September 30, 1998                   1,930,823         $ .20 - $7.38
                                    --------------------------------------------------------------------------------------

                                    The following tables summarize information about stock options outstanding and exercisable at September 30, 1998:

                                                                                     Options Outstanding
                                                                    ---------------------------------------------------
                                                                                            Weighted-
                                                                        Number               Average          Weighted-
                                                  Range of          Outstanding at          Remaining          Average
                                                  Exercise           September 30,         Contractual        Exercise
                                                   Prices                1998             Life (years)          Price
                                    --------------------------------------------------------------------------------------
                                              $          .20              448,600              6.6               $ .20
                                                         .25            1,330,000              6.2                 .25
                                                .38 -    .53               50,000              3.4                 .47
                                                         .59               77,223              6.1                 .59
                                                        1.19                5,000              8                  1.19
                                                        7.38               20,000              4                  7.38
                                              --------------            ---------              ---               -----
                                              $ .20 - $ 7.38            1,930,823              6.2               $ .25
                                              --------------            ---------              ---               -----

                                                  Avitar, Inc. and Subsidiaries

                                     Notes to Consolidated Financial Statements

-------------------------------------------------------------------------------

10.    Stockholders'
       Deficit
       (Continued)

       Stock Options
       (Continued)                                                                   Options Exercisable
                                                                    ------------------------------------------------------
                                                                                            Weighted-
                                                                        Number               Average          Weighted-
                                                  Range of          Outstanding at          Remaining          Average
                                                  Exercise           September 30,         Contractual        Exercise
                                                   Prices                1998             Life (years)          Price
                                    --------------------------------------------------------------------------------------
                                              $          .20              268,550          4.6                   $ .20
                                                         .25              920,000          4.4                     .25
                                                .38 -    .53               50,000          3.4                     .47
                                                         .59               77,223          6.1                     .59
                                                        1.19                5,000          8                      1.19
                                                        7.38               20,000          4                      7.38
                                              --------------            ---------          ---                   -----
                                              $ .20 - $ 7.38            1,340,773          4.7                   $ .37
                                    --------------------------------------------------------------------------------------
                                    The Company accounts for its stock-based
                                    compensation plan using the intrinsic
                                    value method. Accordingly, no compensation
                                    cost has been recognized for its stock
                                    option plan. Had compensation cost for the
                                    Company's stock option plan been
                                    determined based on the fair value at the
                                    grant dates for awards under the plan
                                    consistent with the method of Statement of
                                    Financial Accounting Standards No. 123,
                                    Accounting for Stock-Based Compensation,
                                    the Company's net loss and loss per share
                                    would have been adjusted to the pro forma
                                    amounts indicated below:

                                    Years ended September 30,                                   1998                1997
                                    --------------------------------------------------------------------------------------
                                    Net loss                     As reported            $   (757,954)     $   (7,835,670)
                                                                 Pro forma              $   (803,191)     $   (7,888,241)

                                    Loss per share               As reported            $       (.05)     $        (.71)
                                                                 Pro forma              $       (.05)     $        (.71)

                                                  Avitar, Inc. and Subsidiaries

                                     Notes to Consolidated Financial Statements

-------------------------------------------------------------------------------

10.    Stockholders'
       Deficit
       (Continued)

       Stock Options                In determining the pro forma amounts
       (Continued)                  above, the Company estimated the fair
                                    value of each option granted using the
                                    Black-Scholes option pricing model with
                                    the following weighted-average assumptions
                                    used for grants in 1998 and 1997: dividend
                                    yield of 0% for both years and expected
                                    volatility of 46.10% for 1998 and 46.50%
                                    for 1997, risk free rates ranging from
                                    5.26% to 5.59% for 1998 and 6.21% to 6.72%
                                    for 1997, and expected lives of 1-9 years
                                    for 1998 and 5-10 years for 1997.

                                    The weighted average fair value of options granted in fiscal 1998 and 1997 was $.07 and $.25, respectively.

       Earnings Per                 In the first quarter of Fiscal 1998, the
       Share                        Company adopted Statement of Financial
                                    Accounting Standards No. 128, "Earnings
                                    per Share", which requires the
                                    presentation of both basic and diluted
                                    earning per share on the face of the
                                    consolidated Statements of Operations and
                                    the restatement of all prior periods
                                    earnings per share amounts. Conversion of
                                    the preferred stock and assumed exercise
                                    of options or warrants are not included in
                                    the calculation of diluted earnings per
                                    share since the effect would be
                                    antidilutive. Accordingly, basic and
                                    diluted net loss per share do not differ
                                    for any period presented.

                                    The following data show the amounts used in computing earnings per share:

                                    September 30,                                               1998                1997
                                    --------------------------------------------------------------------------------------

                                    Net loss from continuing operations                  $(1,894,124)        $(7,815,313)

                                    Less: preferred stock dividends                           (5,494)                  -
                                                                                         -----------         -----------
                                    Loss available to common
                                      stockholders used in
                                       basic and diluted EPS                             $(1,899,618)        $(7,815,313)
                                                                                         -----------         -----------

                                    Weighted average number of common shares              16,577,892          11,036,047
                                                                                         -----------         -----------

                                                  Avitar, Inc. and Subsidiaries

                                     Notes to Consolidated Financial Statements

-------------------------------------------------------------------------------

10.    Stockholders'
       Deficit
       (Continued)

       Earnings Per                 The following table summarizes securities
       Share                        that were outstanding as of September 30,
       (Continued)                  1998 and 1997, but not included in the
                                    calculation of diluted net loss per share
                                    because such shares are antidilutive:

                                    September 30,                                               1998                1997
                                    --------------------------------------------------------------------------------------
                                    Stock options                                          1,930,823           1,479,573
                                    Convertible preferred stock                            3,325,137           1,971,747
                                    Stock warrants                                         4,187,700           3,138,900


11.    Income Taxes                 No provision for Federal income taxes has
                                    been made for the years ended September
                                    30, 1998 and 1997, due to the Company's
                                    operating losses. The income taxes in the
                                    statements of operations represent minimum
                                    state imposed, capital based income taxes.
                                    At September 30, 1998, the Company has
                                    unused net operating loss carryforwards of
                                    approximately $22,000,000 (including
                                    approximately $11,000,000 acquired from
                                    ATI) which expire at various dates through
                                    2013. Most of this amount is subject to
                                    annual limitations due to various "changes
                                    in ownership" that have occurred over the
                                    past few years. Accordingly, most of the
                                    net operating loss carryforwards will not
                                    be available to use in the future.

                                    As of September 30, 1998 and 1997, the
                                    deferred tax assets related to the net
                                    operating loss carryforwards have been
                                    fully offset by valuation allowances,
                                    since the utilization of such amounts is uncertain.

                                                  Avitar, Inc. and Subsidiaries

                                     Notes to Consolidated Financial Statements

-------------------------------------------------------------------------------

12.    Major Customers              Customers in excess of 10% of total sales
       and Product                  are:

                                    Years ended September 30,    1998      1997
                                    --------------------------------------------
                                    Customer A                $232,000  $202,000
                                    Customer B                 955,000   168,000
                                    Customer C                       -*  149,000
                                    Customer D                       -*  123,000
                                    Customer E                       -*   97,000
                                    --------------------------------------------

                                    *Customer was not in excess of 10% of total
                                     sales in 1998.

                                    At September 30, 1998, accounts receivable from these major customers totaled approximately $308,601.

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

                                   Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The directors and executive officers of the Company and their respective ages and positions with the Company, as of September 30, 1998, along with certain biographical information (based solely on information supplied by them), are as follows:

Name                        Age   Title
----                        ---   -----

Peter P. Phildius           68    Chairman of the Board/Chief Executive Officer
Douglas W. Scott(1)         52    President and Chief Operating Officer/Director
Jay C. Leatherman Jr.       54    Chief Financial Officer and Secretary
Carl M. Good, III           54    Vice President, Research and Development
William Martin              51    Controller for ATI
George Witt, Ph.D.(2)(3)    68    Director
James Groth(1)(2)           60    Director
Neil R. Gordon(1)(2)(4)     50    Director

--------------------------------------
1.Member of Audit Committee.
2.Member of Compensation Committee.
3.Resigned effective May , 1998
4.Elected to the Board on June 9, 1997

PETER P. PHILDIUS

         Mr. Phildius has been Chairman of the Company's Board of Directors since October 1990 and Chief Executive Officer since July 1996. He has been a general partner in Phildius, Kenyon & Scott ("PK&S") since the firm's founding in 1985. Prior to 1985, Mr. Phildius was an independent consultant and Chairman and co-founder of Nutritional Management, Inc., a company that operates weight loss clinics (1983 - 1985), President and Chief Operating Officer of Delmed, Inc., a medical products company (1982 - 1983), President and Chief Operating Officer of National Medical Care, Inc., a dialysis and medical products company (1979 - 1981), and held a variety of senior management positions with Baxter Laboratories Inc. ("Baxter"), a hospital supply company and the predecessor of Baxter Healthcare Corporation. During the last eight years of his 18 year career at Baxter (1961 - 1979), Mr. Phildius was Group Vice President and President of the Parenteral Division, President of the Artificial Organs Division and President of the Fenwal Division.

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

WILLIAM MARTIN

         Mr. Martin has served as Controller of ATI since August 1991. He has over 25 years of accounting and financial management experience, primarily in manufacturing environments. He served as Manufacturing Controller for Delmed, Inc. from 1984 to 1986 with responsibility for the financial and planning functions of the company's four domestic and foreign manufacturing facilities. He was Director of Finance for Microsomics, Inc., a high tech manufacturer of electronic components for several major defense contractors, from 1986 to 1987. Prior to joining ATI, Mr. Martin was the Controller for Barcolene, Inc., a consumer products manufacturer. He also held a variety of accounting and financial positions with Fram Corporation (1970 to 1974) and with Ludlow Corporation (1974 to 1983). Mr. Martin received his Bachelor of Science Degree in Business Administration from Bryant College.

GEORGE WITT, PH.D.

         Dr. Witt has served as a director of the Company from November 1986 to May 1998. Dr. Witt served as Chairman of the Board and Chief Executive Officer of MHB from November 1986 to August 1988, and continued as its Chairman of the Board through June 1989. Dr. Witt has maintained a private practice in clinical psychology since 1962, and has written extensively in the field of clinical psychology. Dr. Witt served as a professor at Quinnipiac College in Connecticut and the Universidad de Puerto Rico in San Juan, Puerto Rico. He received his doctorate in Clinical Psychology from the University of Wisconsin. He is a member of the Connecticut Psychological Association and the American Psychological Association.

JAMES GROTH

         Mr. Groth has served as a director of the Company since January 1990. Mr. Groth has been President of Mountainside Corporation, a provider of corporate sponsored functions, for over the past 15 years.

NEIL R. GORDON

         Mr. Gordon has served as a director since June 1997. He has been President of N.R. Gordon & Company, Inc., a company that provides a broad range of financial consulting services, since 1995. From 1982 to 1995, he was associated with Ekco Group, Inc. (formerly called Centronics) and served as its Treasurer from 1987 to 1995. Mr. Gordon has also served as Director of Financing and Accounting for Empire of Carolina, Inc. He received a Bachelor of Science Degree from Pennsylvania State University.

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

         Based on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during Fiscal 1998, all filing requirements applicable to its officers, directors and greater than ten-percent shareholders were complied with except the following failures to file timely reports required by Section 16(a):

              * Two reports (Form 4) covering 4 transactions were filed late by
                  Peter Phildius.

              * Two reports (Form 4) covering 5 transactions were filed late by
                  Douglas Scott.

ITEM 10. EXECUTIVE COMPENSATION

         Summary Compensation Table. The following table sets forth compensation earned by or paid to the Chief Executive Officer and Chief Operating Officer for Fiscal 1998 and, to the extent required by applicable Commission rules, the preceding two fiscal years. No other executive officers of the Company received annual salary and bonus in excess of $100,000 during fiscal years 1996, 1997 or 1998. All of the compensation in the table below represents management consulting fees and salary paid by the Company to PK&S for the services of Mr. Phildius and Mr. Scott.


                                             Annual Compensation
                                             --------------------             Long-Term
Name/Position                 Year           Salary(1)      Bonus        Compensation Options
-------------                 ----           ---------      -----        --------------------
Peter P. Phildius             1998            $150,000        0                100,000(2)
(Chairman of the Board/       1997            $150.000        0                      0
Chief Executive Officer       1996            $150,000        0                      0
-July 1996)

Douglas W. Scott              1998            $150,000        0                100,000(2)
(President/                   1997            $150,000        0                      0
Chief Operating Officer       1996            $150,000        0                      0
-July 1996/Chief Executive
 Officer-Until July 1996)

(1) Does not include $11,371, $18,160 and $10,417 reimbursed to PK&S for fiscal years 1996, 1997 and 1998, respectively, for business-related expenses incurred by Mr. Phildius and Mr. Scott on behalf of the Company.

(2) Reflects additional stock options granted to Mr. Phildius and Mr. Scott by the Company's Board of Directors in February 1998.

         PK&S is a partnership, two of whose general partners are Messrs. Phildius and Scott. PK&S provided management consulting services to the Company through May 18, 1995 pursuant to a written consulting agreement effective May 28, 1992. Under this agreement, Messrs. Phildius and Scott each devoted approximately 20 hours per week to the Company's affairs for which the Company paid a monthly consulting fee of $14,500 and reimbursed expenses. Since May 19, 1995, the Company has paid PK&S the salary and employee benefit amounts provided under the terms of the Company's employment agreements with Messrs. Phildius and Scott. See "Employment Agreements" below and Item 12. "Certain Relationships and Related Transactions" below.

         Stock Option Grants in Last Fiscal Year. On February 4, 1998, the Outside Directors of the Company's Board of Directors were granted additional options to purchase the Company's common stock in the amount of 100,000 to Mr. Phildius and 100,000 to Mr. Scott. Such options have an exercise price of $.25 per share and will expire on February 4, 2008. These options vest and become exercisable on the basis of 50% on February 4, 1999 and 50% on February 4, 2000. Also on February 4, 1998, the Outside Directors of the Company's Board of Directors canceled options to purchase an aggregate of 880,000 shares of the Company's common stock that were granted to Messrs. Phildius and Scott under the terms of their employment agreements with the Company. Such options were replaced by the Outside Directors of the Company's Board of Director with options to purchase an aggregate of 880,000 shares of the Company's common stock at an exercise price of $.25 per share. See "Employment Agreements" below.

         Option Exercises in Last Fiscal Year and Year-Ended Option Values. No stock options or stock appreciation rights were exercised by Mr. Scott and Mr. Phildius in Fiscal 1998.

         As of September 30, 1998, Mr. Phildius and Mr. Scott each held options covering 540,000 shares of Common Stock, 440,000 of which are exercisable, but none of which are in the money.

         Employment Agreements. In 1993, Messrs. Phildius and Scott entered into Employment Agreements (the "Employment Agreements") with the Company. These Employment Agreements commenced May 19, 1995, the effective date of the merger. Under these Employment Agreements, Messrs. Phildius and Scott each receive an annual salary of $150,000 (subject to cost of living increases). Pursuant to the Employment Agreements, if Messrs. Phildius and/or Scott are terminated with "Cause" (as such term is defined in the Employment Agreements) by the Company or if Messrs. Phildius and/or Scott terminate their employment as a result of a breach by the Company of its obligations under such Agreements, he will be entitled to receive his annual base salary for a period of up to 18 months following such termination. In addition, if there is a "Change of Control" of the Company (as such term is defined in the Employment Agreements) and, within two years following such "Change of Control", either of Messrs. Phildius or Scott is terminated without cause by the Company or terminates his employment as a result of a breach by the Company, such executive will be entitled to certain payments and benefits, including the payment, in a lump sum, of an amount equal to up to two times the sum of (i) the executive's annual base salary and (ii) the executive's most recent annual bonus (if any). In addition, pursuant to the Employment Agreements, which have a three-year term (subject to extension), Messrs. Phildius and Scott are each entitled to annual bonus payments of up to $150,000 if the Company achieves certain levels of Pre-tax Income (as such term is defined in such Agreements).

         In August 1994, the Employment Agreements were amended to cancel the stock options granted thereunder (covering an aggregate of 203,000 shares and subject to the effectiveness of the Merger), and new options to purchase an aggregate of 380,000 shares of the Company's Common Stock at an exercise price of $0.59 per share were granted unconditionally and independently of the Employment Agreements. Such options will expire no later than June 16, 2004, and are vested and exercisable . In July 1995, the Company's Board of Directors granted additional options in the amount of 250,000 to Mr. Phildius and 250,000 to Mr. Scott. Such options have an exercise price of $0.375 per share and will expire no later than July 12, 2005. These options are vested and exercisable. All options described herein were canceled and replaced during Fiscal 1998. See "Stock Option Grants in Last Fiscal Year" above.

         Director Compensation. The Company presently pays its non-management directors $500 for each Board and Committee meeting which they attend plus a travel fee of $250 if they must travel outside of the area to attend the meeting. In consideration of the fact that the Company does not pay its non-management directors an annual retainer, the Company adopted a directors' plan (the "Directors' Plan"), which was approved by the Stockholders on May 18, 1995. Under the Directors' Plan, each non-management director is to be granted options covering 5,000 shares of the Company's Common Stock initially upon election of the Board, and each year in which he/she is selected to serve as a director. On June 16, 1994, the Board of Directors granted to each member of the Special Independent Committee options to purchase 10,000 shares of the Company's Common Stock at an exercise price of $0.59 per share, representing the fair market value of the Company's Common Stock on the date of such grant. Such options represent an initial special grant as well as the grant for calendar year 1995. Such options became effective on May 19, 1995, the consummation of the Merger. In March 1997, each non-management director received a grant of 5,000 options for calendar year 1997 with an exercise price of $0.83 per share, representing the fair market value of the Company Common Stock on the date of such grant. During Fiscal 1998, all options described above were canceled and replaced with options that have an exercise price of $.25 per share with no change in the expiration dates. Also during Fiscal 1998, the Company's Outside Directors were each granted options to purchase 70,000 shares of the Company's Common Stock at an exercise price of $.25 per share until February 4, 2008. These new options vest and become exercisable on the basis of 50% on February 4, 1999 and 50% on February 4, 2000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the number of shares of the Company's Common Stock beneficially owned as of December 31, 1998 by (i) each person believed by the Company to be the beneficial owner of more that 5% of the outstanding Company Common Stock; (ii) each director of the Company; (iii) the Company Chief Executive Officer and its four most highly compensated executive officers (other than the Chief Executive Officer) who earn over $100,000 a year (of which there was one); and (iv) all directors and executive officers of the Company as a group. Beneficial ownership by the Company's stockholders has been determined in accordance with the rules promulgated under Section 13(d) of the Securities Exchange Act of 1934, as amended. All shares of the Company Common Stock are owned both of record and beneficially, unless otherwise indicated.

Name and Address of Beneficial Owner(1)     No. Owned         %
---------------------------------------     ---------       -----

Peter P. Phildius(2)(3)(5)                  3,795,972       20.4
Douglas W. Scott(2)(4)(5)                   2,713,365       14.7
Phildius, Kenyon & Scott("PK&S")(2)(5)      1,342,460        7.6
James Groth(2)(7)(10)                         121,003         *
Neil R.Gordon(2)(8)                           239,083        1.4
A.S. Goldmen & Co., Inc.(6)                   278,000        1.6
All directors and executive officers
  as a group(3)(4)(5)(7)(8)(9)(10)          5,789,816       28.6

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

(3) Includes 1,577,530 shares of the Company's Common Stock, options and warrants to purchase 807,492 shares of the Company's Common Stock and preferred stock convertible into 68,490 shares of the Company's Common Stock. Also includes the securities of the Company beneficially owned by PK&S as described below in Note 5.

(4) Includes 689,911 shares of the Company's Common Stock, options and warrants to purchase 612,504 shares of the Company's Common Stock and preferred stock convertible into 68,490 shares of the Company's Common Stock. Also includes the securities of the Company beneficially owned by PK&S as described below in Note 5.

(5) Represents ownership of 1,099,895 shares of the Company's Common Stock and options and warrants to purchase 242,565 shares of the Company's Common Stock. PK&S is a partnership of which Mr. Phildius and Mr. Scott are general partners.

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

(7) Includes 66,003 shares of the Company's Common Stock and options to purchase 55,000 shares of the Company's Common Stock.

(8) Includes 104,083 shares of the Company's Common Stock, warrants to purchase 100,000 shares of the Company's Common Stock granted to such director under a consulting agreement to provide services to the Company and options to purchase 35,000 shares of the Company's Common Stock.

(9) Includes 90,853 shares of the Company's Common Stock and options to purchase 235,000 shares of the Company's Common Stock beneficially owned by Jay C. Leatherman, Jr., Carl Good and William Martin, executive officers of the Company.

(10) Does not include 10,929 shares of the Company's Common Stock owned by a trust established for Mr. Groth's children, all of which he disclaims beneficial ownership.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         PK&S, a 7.6% beneficial owner of the Company, provided consulting services to the Company from September 1989 to May 1995. On May 28, 1992, the Company entered into a written consulting agreement with PK&S which reflected the provisions of a previous oral agreement approved by the Company's Board of Directors in October 1990. Pursuant to its arrangement with the Company, PK&S provided the services of each of Messrs. Phildius and Scott to the Company for approximately 20 hours per week. Under the terms of the current employment agreements with Peter Phildius and Douglas Scott described above, the Company pays their salaries and related expenses directly to PK&S. The aggregate of consulting fees, salaries, fringe benefits and reimbursement of expenses paid to PK&S by the Company for fiscal years 1998, 1997 and 1996 totaled $335,137, $318,160 and $311,371 respectively.

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

         On May 19, 1995, the Company's Consulting Agreement ended and was replaced by the Employment Agreements with Messrs. Phildius and Scott (See "Employment Agreements"). As requested by Messrs. Phildius and Scott and approved by the Company's Board of Directors, the salary and benefits provided under the Employment Agreements will be paid directly to PK&S.

         In July 1995, the Company entered into a consulting agreement with Richard Freemen, M.D., the son-in-law of the Company's Chairman and Chief Executive Officer. Under this agreement, Dr. Freemen was to act as Chairman of ATI's Medical Advisory Board and was compensated $5,000 per month for the duration of the agreement. In addition, Dr. Freemen received options to purchase 20,000 shares of the Company's Common Stock. The consulting portion of this agreement was canceled in February 1997 and an issuance of 100,000 shares of the Company's Common Stock was made to Mr. Freeman to cover the total compensation earned under this agreement.

         From April-October 1997, officers and affiliates of the Company made loans to the Company totaling $428,723 with interest payable at 10% per annum. Of these loans, $368,723 were due on or before September 30, 1997 with the balance of $60,000 due on or before January 31, 1998. In November 1997, loans in the total amount of $60,000 (plus the accrued interest thereon) due on or before January 31, 1998 were repaid. In March 1998, these loans totaling $368,723 plus accrued interest theron of approximately $31,000 were repaid by the Company with 1,818,020 shares of the Company's common stock and warrants to purchase 400,000 shares of the Company's common stock for $.28 per share until March 2003.

         In October 1996, the Company entered into a consulting agreement with N.R. Gordon & Company, Inc. Neil Gordon, a member of the Company's Board of Directors, is the President of N.R. Gordon and Company, Inc.. Under this agreement, N.R. Gordon & Company, Inc. provided financial consulting services for which it received 50,000 warrants at an exercise price of $0.93 per share and is paid $100.00 per hour for all services performed. In addition, N.R. Gordon & Company, Inc. is entitled to receive commissions for certain capital raising services. During Fiscal 1998, the Company amended its consulting agreement with N.R. Gordon & Company, Inc. to eliminate any fees associated with raising capital. As compensation for this amendment, the Company canceled the 50,000 warrants granted to N.R. Gordon & Company in 1996 and replaced them with 100,000 warrants to purchase the Company's Common Stock for $.25 per share until October 2001.

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

--------------------------------------------

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

         None

                                   SIGNATURES

         In accordance with Section 13 of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   January 13, 1999

                                  AVITAR, INC.
                                  (Registrant)

                                  By: /s/ Peter P. Phildius
                                      ---------------------
                                      Peter P. Phildius
                                      Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Name                                               Title                                Date
----                                               -----                                ----

/s/ Peter P. Phildius                    Chairman of the Board and                January 13, 1999
-----------------------------------       Chief Executive Officer
Peter P. Phildius                      (Principal Executive Officer);
                                                and Director

/s/ Douglas W. Scott                   President and Chief Operating              January 13, 1999
-----------------------------------         Officer and Director
Douglas W. Scott

/s/ J.C. Leatherman, Jr.                Chief Financial Officer and               January 13, 1999
-----------------------------------    Secretary (Principal Financial
J.C. Leatherman, Jr.                      and Accounting Officer)


Name                                       Title                                Date
----                                       -----                                ----

/s/ Neil R. Gordon
-----------------------------------       Director                        January 13, 1999
Neil R. Gordon


/s/ James Groth                           Director                        January 13, 1999
-----------------------------------
James Groth

                                  Exhibit Index


Exhibit No.                                 Document                                Page No.
-----------                                 --------                               ---------
     (K) 2.1        Asset Purchase Agreement made as of October 24,1997 by and among Prompt Associates, Inc., Managed Health Benefits
                    Corporation, and Avitar, Inc.
     (G) 3.1        Certificate of Amendment to the Certificate of Incorporation
                    of the Company dated May 19, 1995.
     (G) 3.2        Certificate of Amendment of the Certificate of Incorporation
                    of the Company dated June5, 1995.
     (A) 4.1        Specimen Copies representing the Company's Common Stock and
                    Redeemable Warrants.
     (D) 4.2        Specimen Certificates representing the Company's Class A
                    Warrants and Class B Warrants.
     (D) 4.3        Warrants granted to Phildius, Kenyon & Scott as of September
                    5, 1994. Certificate of Designations, Rights and Preferences
                    of Series A Redeemable
     (J) 4.4        Convertible Preferred Stock.
     (C) 10.1       Employment Agreement between MHB and Peter P. Phildius,
                    dated as of July 23, 1993.
     (D) 10.2       Amended and Restated Employment Agreement between MHB and
                    Peter P. Phildius, dated as of August 15, 1994.
     (C) 10.3       Employment Agreement between MHB and Douglas W. Scott, dated as of July 23, 1993.
     (D) 10.3.1     Amended and Restated Employment Agreement between MHB and
                    Douglas W. Scott, dated as of August 15, 1994.
     (D) 10.4.1     Form of Warrant Agreement respecting the Class A Warrants
                    between the Company and Continental Stock Transfer & Trust
                    Company.
     (D) 10.4.2     Form of Warrant Agreement respecting the Class B Warrants
                    between the Company and Continental Stock Transfer & Trust
                    Company.
     (A) 10.4.3     Form of Warrant Agreement respecting the Company Redeemable
                    Warrants between the Company and Continental Stock Transfer
                    & Trust Company.
     (D) 10.4.4     Form of First Amendment to Warrant Agreement respecting the
                    Company Redeemable Warrants between the Company and
                    Continental Stock Transfer & Trust Company.
     (B) 10.5       Form of Consulting Agreement between MHB and A.S. Goldmen &
                    Co., Inc., dated August 11, 1992.
     (B) 10.6       Consulting Agreement between MHB and The Equity Group, Inc., dated October 18, 1991.
     (D) 10.7       Consulting Agreement between MHB and Phildius, Kenyon &
                    Scott, dated November 29, 1989, as amended.
     (D) 10.8       Promissory Note executed by MHB to Phildius, Kenyon & Scott,


Exhibit No.                                 Document                                Page No.
-----------                                 --------                               ---------
                    dated September 3, 1994.
     (E) 10.9       Promissory Noted executed by MHB to Phildius, Kenyon & Scott dated December 16, 1994.
     (E) 10.10      Warrant Agreement executed by MHB to Phildius, Kenyon &
                    Scott dated December 16, 1994.
     (F) 10.11      Form of 11% Promissory Note executed by the Company to
                    parties providing the bridge loans between January - May
                    1995.
     (F) 10.12      Form of Warrant Agreement executed by the Company to parties providing the bridge loans between January - May 1995.
     (F) 10.13      Lease Agreement executed by Avitar, Inc. and the Company to
                    KBC Realty Trust, dated March 22, 1995.
     (H) 10.14      Agreement between the Company and Silicon Valley Financial
                    Services dated January 18, 1996
     (H) 10.15      Agreement between the Company and Simplex Medical Systems,
                    Inc. dated March 14,1996
     (I) 10.16      Form of Offshore Securities Agreement between the Company
                    and parties purchasing common stock under Regulation S
                    during Fiscal 1996 and Fiscal 1997
     (I) 10.17      Form of Subscription Agreement between the Company and
                    parties purchasing common stock during Fiscal 1996 and
                    Fiscal 1997
         21.1       Subsidiaries of the Company.                                                             61
         23.1       Consent from BDO Seidman, LLP                                                            63
         27.1       Financial Data Schedule                                                                  65

--------------------------------------------

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