Form 10QSB
period 1998-12-31
AVITAR INC /DE/
filed 1999-02-12
CIK 814008

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934 for the quarterly period ended December 31, 1998.

[ ] Transition report pursuant to Section 13 or 15(d) of the Exchange act for the transition period from

-------------------------------------- to --------------------------------------

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

                            COMMON STOCK: 18,051,154
                             AS OF FEBRUARY 10, 1999

Transitional Small Business Disclosure Format
(Check One):               [ ] Yes      ;       [x] No



                               Page 1 of 18 pages
                      Exhibit Index: is on page 16 hereof.

                                TABLE OF CONTENTS


                                                                           Page
                                                                           ----


PART I:    FINANCIAL INFORMATION                                             3


     Item 1   Consolidated Financial Statements
                   Balance Sheet                                             4
                   Statements of Operations                                  5
                   Statement of Stockholders' Equity                         6
                   Statements of Cash Flows                                  7
                   Notes to Consolidated Financial Statements                8


     Item 2   Management's Discussion and Analysis or Plan of Operation     10


PART II:   OTHER INFORMATION                                                13

     Item 2   Changes in Securities and Use of Proceeds                     14


     Item 6   Exhibits and Reports on Form 8-K                              14


SIGNATURES                                                                  15


EXHIBIT INDEX                                                               16

                          PART I FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

                          Avitar, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                December 31 1998
                                   (Unaudited)
--------------------------------------------------------------------------------
                                     ASSETS
                                     ------

CURRENT ASSETS:
     Cash and cash equivalents                                                   $     11,996
     Accounts receivable                                                              139,999
     Notes receivable                                                                   9,100
     Inventories                                                                       99,312
     Prepaid expenses and other                                                        65,636
                                                                                 ------------
          Total current assets                                                        326,043

PROPERTY AND EQUIPMENT, net                                                           173,478
OTHER ASSETS                                                                           16,048
                                                                                 ------------
          Total                                                                  $    515,569
                                                                                 ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES:
     Notes payable                                                               $    322,341
     Accounts payable                                                               1,006,570
     Accrued expenses                                                                 646,363
     Current portion of long-term debt                                                 92,801
                                                                                 ------------
          Total current liabilities                                                 2,068,075

LONG TERM DEBT, LESS CURRENT PORTION                                                   48,800
                                                                                 ------------
          Total liabilities                                                         2,116,875
                                                                                 ------------

COMMITMENTS

STOCKHOLDERS' EQUITY:
     Series A and B convertible preferred stock, $.01 par value; authorized
          5,000,000 shares; 973,630 shares issued and outstanding 9,736 Common
     Stock, $.01 par value; authorized 25,000,000 shares;
          17,530,855 shares issued and outstanding                                    175,309
     Additional paid-in capital                                                    15,790,363
     Accumulated deficit                                                          (17,576,714)
                                                                                 ------------
          Total stockholders' equity                                               (1,601,306)
                                                                                 ------------

         Total                                                                   $    515,569
                                                                                 ============



          See accompanying notes to consolidated financial statements.

                          Avitar, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                    THREE MONTHS ENDED DECEMBER 31,
                                                    -------------------------------
                                                         1998            1997
                                                     ------------    ------------
SALES                                                $    484,097    $    432,214

OPERATING EXPENSES
     Direct cost of sales                                 468,269         421,402
     Selling, general and administrative expenses         340,740         318,229
     Research and development expenses                    124,730         124,688
                                                     ------------    ------------
          Total operating expenses                        933,739         864,319
                                                     ------------    ------------

INCOME (LOSS) FROM OPERATIONS                            (449,642)       (432,105)
                                                     ------------    ------------

OTHER INCOME (EXPENSE)
     Interest income                                         --             4,150
     Interest expense and financing costs                 (41,863)        (40,436)
     Other Income                                          24,000            --
                                                     ------------    ------------
          Total other income (expense)                    (17,863)        (36,286)
                                                     ------------    ------------

LOSS FROM CONTINUING OPERATIONS                          (467,505)       (468,391)

DISCONTINUED OPERATIONS:
     Gain from the sale of MHB                               --         1,208,084
     Income (loss) from the operations of MHB                --           (71,914)
                                                     ------------    ------------

NET INCOME (LOSS)                                    $   (467,505)        667,779
                                                     ============    ============

INCOME (LOSS) PER SHARE:
     Loss per share from continuing operations       $      (0.03)   $      (0.03)
     Income per share from discontinued operations           --              0.07
                                                     ------------    ------------
     Net income (loss) per share                     $      (0.03)   $       0.04
                                                     ============    ============

WEIGHTED AVERAGE
     NUMBER OF COMMON SHARES OUTSTANDING               17,481,720      15,365,691
                                                     ============    ============



          See accompanying notes to consolidated financial statements.

                          Avitar, Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Equity
                      Three Months Ended December 31, 1998
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                 Preferred Stock           Common Stock
                                             ----------------------   ----------------------
                                                                                                 Additional        Accumulated
                                                Shares     Amount       Shares      Amount     paid-in capital       deficit
------------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1998                   792,588    $7,926     17,469,768   $174,698      $15,496,788      ($17,109,209)

Issuance of common stock for services                                     61,087        611           10,385

Sale of preferred stock, net of expenses        181,042     1,810                                    283,190

Net income (loss)                                                                                                     (467,505)
------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998                    973,630    $9,736     17,530,855   $175,309      $15,790,363      ($17,576,714)
====================================================================================================================================




          See accompanying notes to consolidated financial statements.

                          Avitar, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                   THREE MONTHS ENDED DECEMBER 31,
                                                                                   -------------------------------
                                                                                         1998           1997
                                                                                      ----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income (loss)                                                                ($ 467,505)   $   667,779
     Adjustments to reconcile net income (loss) to
          net cash provided by operating activities:
               Depreciation and amortization                                              31,895         36,393
               Non cash charges for consulting services                                   10,996         14,540
               Non cash recovery from settlement of note payable                            --          (58,126)
               Gain from sale of MHB                                                        --       (1,208,084)
               Changes in operating assets and liabilities:
                   (Increase) decrease in accounts receivable                             31,909        (87,948)
                   (Increase) decrease in prepaid expenses and other current assets       66,595        (35,321)
                   Decrease in other assets                                                 --              723
                   Increase (Decrease) in accounts payable and accrued expenses           80,373       (204,314)
                   Other                                                                    --          (77,916)
                                                                                      ----------    -----------

                        Net cash provided by (used in) operating activities             (245,737)      (952,274)
                                                                                      ----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Proceeds from the sale of MHB                                                          --        1,286,000
                                                                                      ----------    -----------

                        Net cash provided by (used in) investing activities                 --        1,286,000
                                                                                      ----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from notes payable                                                            --          150,514
     Sales of preferred stock and warrants                                               285,000           --
     Repayment of long-term debt                                                         (23,734)      (135,139)
     Repayment of notes payable                                                          (16,016)       (60,000)
                                                                                      ----------    -----------

                   Net cash provided by (used in) financing activities                   245,250        (44,625)
                                                                                      ----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        (487)       289,101

CASH AND CASH EQUIVALENTS, beginning of the period                                        12,483         65,512
                                                                                      ----------    -----------

CASH AND CASH EQUIVALENTS, end of the period                                          $   11,996    $   354,613
                                                                                      ==========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during period:
          Income taxes                                                                $    2,456    $      --
          Interest                                                                        41,681         21,380



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

         The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-QSB and Regulation S-B (including Item 310(b) thereof). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 1998 are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 1999. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended September 30, 1998.

         The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations and has a working capital deficit and stockholders' deficit as of December 31, 1998 of $1,742,032 and $1,601,306, respectively. The Company raised net proceeds aggregating approximately $200,000 and $1,100,000 during the fiscal years ended September 30, 1998 and 1997, respectively, from the sale of stock. During the three months ended December 31, 1998, the Company raised net proceeds of $285,000 from the sale of preferred stock. The Company is attempting to obtain additional equity and/or debt financing. Based upon cash flow projections, the Company believes the anticipated cash flow from operations and expected net proceeds from future equity financings will be sufficient to finance the Company's operating needs until the operations achieve profitability. There can be no assurances that forecasted results will be achieved or that additional financing will be obtained. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.   DISCONTINUED OPERATIONS

     On October 27, 1997, the Company sold MHB's net assets and business and received $1,286,000. For the period of October 1, 1997 through the date of the sale on October 27, MHB incurred an operating loss of $71,914.

3.   INVENTORIES

     At December 31, 1998, inventories consist of the following::

              Raw Materials                         $57,365
              Work-in-Process                        31,159
              Finished Goods                         10,788
                                                    -------
                       Total                        $99,312
                                                    =======


4.   MAJOR CUSTOMERS

     Customers in excess of 10% of total sales are:

                                            Three Months Ended December 31,
                                            -------------------------------
                                                  1998            1997
                                                  ----            ----

            Customer A                          $134,534        $219,741
            Customer B                           115,354          55,363
            Customer C                            56,026               *

           *Customer was not in excess of 10% of total sales in 1997.

5.   PREFERRED STOCK

     During the quarter that ended December 31, 1998, the Company sold 181,042 shares of Series B Convertible Preferred Stock and received net proceeds of approximately $285,000. In connection with the sale of the preferred stock, the Company issued to the holders of the preferred stock warrants to purchase 640,000 shares of the Company's common stock for $.225 to $.24 per share. Each share of Series B Convertible Preferred Stock entitles its holder to convert it, at any time, into 10 shares of the Company's common stock and to receive dividends amounting to an annual 8% cash dividend or 10% sock dividend computed on the amount invested, at the discretion of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing elsewhere in this report.

RESULTS OF OPERATIONS

Revenues

         Sales for the three months ended December 31, 1998 increased $51,883, or approximately 12 %, to $484,097 from $432,214 for the corresponding period of the prior year. The results for the three months ended December 31, 1998 primarily reflect the increase in sales of wound dressing products.

Operating Expenses

         Direct costs of sales for the three months ended December 31, 1998 were approximately 97% of sales which represented no change from the direct cost of sales for the three months ended December 31, 1997.

         Selling, general and administrative expenses for the three months ended December 31, 1998 increased $22,511, or approximately 7%, to $340,740 from $318,229 for the corresponding period of the prior year. The increase for the three month period ended December 31, 1998 reflected the impact of the reduction included in three months ended December 31, 1997of approximately $58,000 which was related to the settlement with the Company's former attorneys; partially offset by a reduction in overall administrative expenses of approximately $35,000.

         Expenses for research and development for the three months ended December 31, 1998 amounted to $124,730 compared to $124,688 for the corresponding period of the prior year. Similar research and development activity took place during both periods which resulted in only a slight increase for the quarter ended December 31, 1998.

  Other Income and Expense

         For the three months ended December 31, 1998, other expenses (net of other income) amounted to $17,863 as compared to other expenses (net of other income) of $36,286 for the three months ended December 31, 1997. This change is mainly a result of rental income from the lease of excess square feet in the Company's facility.

  Discontinued Operations

         On October 27, 1997, the Company sold MHB's net assets and business and received $1,286,000. No income or expenses were incurred during the quarter ended December 31, 1998 compared to income from the operations and sale of MHB of $1,136,170 for the three months ended December 31, 1997.

  Net Loss

         Primarily as a result of the factors described above, the Company had a net loss of $467,505, $ .03 per share, for the three months ended December 31, 1998, as compared to net income of $667,779, $ .04 per share, for the three months ended December 31, 1997.

FINANCIAL CONDITION AND LIQUIDITY

         At December 31, 1998 and September 30, 1998 the Company had working capital deficiencies of ($1,742,032) and ($1,569,085), respectively, and cash and cash equivalents of $11,996 and $12,483 respectively. Net cash used in operating activities during the three months ended December 31, 1998 amounted to $245,737 resulting primarily from a net loss of $467,505; partially offset by depreciation and amortization of 31,895, a non-cash charge for services of $10,996, a decrease in accounts receivable of $31,909, decreases in prepaid expenses and other current assets of $66,595 and increases in accounts payable and accrued expenses of $80,373. Net cash provided by financing and investing activities during the three months ended December 31, 1998 amounted to $245,250 which included proceeds from the sale of preferred stock and warrants of $285,000; offset in part by the repayment of long term debt of $23,734 and the repayment of notes payable of $16,016.

         During the period of October 1998 through January 1999, the Company received net proceeds of approximately $869,000 from the sale of 366,132 shares of Series B Convertible Preferred Stock (convertible at any time into 3,661,320 shares of the Company's common stock) which included warrants to purchase 1,807,000 shares of the Company's common stock at exercise prices of $.22 -$.78 per share for a period of twelve months. In addition, the Company is attempting to raise up to an additional $2,200,000 from the sales of equity and or debt securities. Proceeds from these proposed financings are anticipated to be used primarily to provide the necessary working capital and capital equipment funding to operate the Company and expand the Company's business. However, there can be no assurance that these financings will be achieved.

         For the balance of fiscal year 1999, the Company's cash requirements are expected to include primarily the funding of operating losses, the payment of outstanding accounts payable, the repayment of certain notes payable and most importantly, the funding of operating capital to grow the Company's rapid diagnostic testing and other lines of business.

         Operating revenues of the Company continued to grow during the first quarter of Fiscal 1999 and are expected to increase substantially during the remainder of Fiscal 1999 if the sales for the wound dressing products return to previous levels and the Company continues to expand the use of its polyurethane foam bases technology to produce and market products for the diagnostic and other marketplaces. Based on current sales, expense and cash flow projections, the Company believes that the current level of cash and most significantly, a portion of the anticipated net proceeds from the financing mentioned above would be sufficient to fund operations until the Company achieves profitability. There can be no assurance that the Company will consummate the above-mentioned financing, or that all of the net proceeds sought thereby will be obtained. Once the Company achieves profitability, the longer-term cash requirements of the Company to fund operating activities, purchase capital equipment and expand the business are expected to be met by the anticipated cash flow from operations and proceeds from the financings described above. However, because there can be no assurances that sales will materialize as forecasted, management will continue to closely monitor and attempt to control costs at the Company and will continue to actively seek the needed additional capital.

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

                            PART II OTHER INFORMATION

ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS

         During the quarter ended December 31, 1998, the Company sold to private investors 181,042 shares of Series B Convertible Preferred Stock and received cash proceeds of approximately $285,000. In connection with the sale this preferred stock, the Company issued to the holders of the preferred stock warrants to purchase 640,000 shares of the Company's common stock at an exercise price of $.22 to $.24 per share for a period of 12 months. Each share of the Series B Convertible Preferred Stock entitles its holders to convert it, at any time , into 10 shares of the Company's common stock and to receive dividends amounting to an annual 8% cash dividend or 10% stock dividend computed on the amount invested, at the discretion of the Company. The exemption for registration of these securities is based upon Section 4(2) of the Securities Act.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

       Exhibit No.             Document
       -----------             --------
       27.2                    Financial Data Schedule



(b)  Reports on Form 8-K:

         None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  AVITAR, INC.
                                  (Registrant)




Dated:  February 12, 1999                       /S/ Peter P. Phildius
                                                -----------------------------
                                                Peter P. Phildius
                                                Chairman and Chief
                                                Executive Officer
                                                (Principal Executive Officer)



Dated:  February 12, 1999                       /S/ J.C. Leatherman, Jr.
                                                -----------------------------
                                                J.C. Leatherman, Jr.
                                                Chief Financial Officer
                                                (Principal Accounting and
                                                Financial Officer)

                                  EXHIBIT INDEX
================================================================================


Exhibit No.             Document                                       Page
-----------             --------                                       ----
27.2                    Financial Data Schedule                        17