Form 10QSB
period 1999-03-31
AVITAR INC /DE/
filed 1999-05-14
CIK 814008

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999.

[X] Transition report pursuant to Section 13 or 15(d) of the Exchange act for the transition period from

_______________________________________to_______________________________________

Commission File Number:    0-20316
                       ---------------------------------------------------------
Avitar, Inc.
--------------------------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

Delaware                                                         06-1174053
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation                 (I.R.S. Employer
 or organization)                                            Identification No.)

65 Dan Road, Canton, Massachusetts                                 02021
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

                            COMMON STOCK: 21,264,156
                               AS OF MAY 10, 1999

Transitional Small Business Disclosure Format
(Check One):               [  ] Yes ;       [x] No



                               Page 1 of 20 pages
                      Exhibit Index: is on page 18 hereof.

                                TABLE OF CONTENTS

                                                                            Page

PART I:           FINANCIAL INFORMATION                                       3


       Item 1         Consolidated Financial Statements
                         Balance Sheet                                        4
                         Statements of Operations                             5
                         Statement of Stockholders' Equity                    6
                         Statements of Cash Flows                             7
                         Notes to Consolidated Financial Statements           8

       Item 2         Management's Discussion and Analysis or Plan of
                        Operation                                            11



PART II:          OTHER INFORMATION                                          15

                  Item 1 Legal Proceedings                                   16

                  Item 2 Changes in Securities and Use of Proceeds           16

                  Item 6 Exhibits and Reports on Form 8-K                    16


SIGNATURES                                                                   17

EXHIBIT INDEX                                                                18

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

         The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-QSB and Regulation S-B (including Item 310(b) thereof). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended March 31, 1999 are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 1999. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended September 30, 1998.

         The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations and has a working capital deficit and stockholders' deficit as of March 31, 1999 of $ 236,299 and $ 96,101, respectively. The Company raised net proceeds aggregating approximately $200,000 and $1,100,000 during the fiscal years ended September 30, 1998 and 1997, respectively, from the sale of preferred and common stock. During the six months ended March 31, 1999, the Company raised approximately $ 3,470,150 from the sale of preferred stock and warrants (see Note 6) and from the exercise of warrants to purchase common stock. The Company anticipates raising additional capital from its current capital raising effort. Based upon cash flow projections, the Company believes the anticipated cash flow from operations and expected proceeds from equity financings described above will be sufficient to finance the Company's operating needs until the operations achieve profitability. There can be no assurances that forecasted results will be achieved or that additional financing will be obtained. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Item 1.     FINANCIAL STATEMENTS

                          Avitar, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                 March 31, 1999
                                   (Unaudited)

------------------------------------------------------------------------------------------------

                                     ASSETS
                                     ------
CURRENT ASSETS:
     Cash and cash equivalents                                                 $    335,919
     Accounts receivable, net                                                       238,680
     Notes receivable                                                               494,800
     Inventories                                                                    177,669
     Prepaid expenses and other                                                      72,240
                                                                               ------------
          Total current assets                                                    1,319,308

PROPERTY AND EQUIPMENT, net                                                         154,630
OTHER ASSETS                                                                         16,048
                                                                               ------------
          Total                                                                $  1,489,986
                                                                               ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Notes payable                                                             $    272,506
     Accounts payable                                                               625,466
     Accrued expenses                                                               571,026
     Current portion of long-term debt                                               86,609
                                                                               ------------
          Total current liabilities                                               1,555,604

LONG TERM DEBT, LESS CURRENT PORTION                                                 30,480
                                                                               ------------
          Total liabilities                                                       1,586,084
                                                                               ------------

COMMITMENTS

STOCKHOLDERS' EQUITY:
     Series A and B convertible preferred stock, $.01 par value; authorized
          5,000,000 shares; 1,890,019 shares issued and outstanding                  18,901
     Common Stock, $.01 par value; authorized 25,000,000 shares;
          19,919,359 shares issued and outstanding                                  199,194
     Additional paid-in capital                                                  19,149,913
     Notes receivable                                                            (1,400,000)
     Accumulated deficit                                                        (18,064,109)
                                                                               ------------
         Total stockholders' equity                                                 (96,101)
                                                                               ------------
         Total                                                                 $  1,489,986
                                                                               ============

          See accompanying notes to consolidated financial statements.

                          Avitar, Inc. and Subsidiaries

                      Consolidated Statements of Operations

                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                                  THREE MONTHS ENDED MARCH 31,      SIX MONTHS ENDED MARCH 31,
                                                               ---------------------------------------------------------------------
                                                                    1999            1998              1999            1998
                                                               -------------    -------------    -------------    -------------

SALES                                                           $   481,419      $   507,580      $   965,516     $    939,794

OPERATING EXPENSES
     Direct cost of revenues                                        364,957          473,052          833,226          894,454
     Selling, general and administrative expenses                   428,359          421,216          769,099          739,445
     Research and development expenses                              157,986          152,562          282,716          277,250
                                                               -------------    -------------   --------------   --------------
          Total operating expenses                                  951,302        1,046,830        1,885,041        1,911,149
                                                               -------------    -------------   --------------   --------------

LOSS FROM OPERATIONS                                               (469,883)        (539,250)        (919,525)        (971,355)
                                                               -------------    -------------   --------------   --------------

OTHER INCOME (EXPENSE)
     Interest income                                                      -             2,611               -            6,761
     Interest expense and financing costs                           (48,278)         (21,123)         (90,141)         (61,559)
     Other income, net                                               30,756            5,045           54,766            5,045
                                                               -------------    -------------   --------------   --------------
          Total other income (expense)                              (17,522)         (13,467)         (35,375)         (49,753)
                                                               -------------    -------------   --------------   --------------

LOSS FROM CONTINUING OPERATIONS                                    (487,405)        (552,717)        (954,900)      (1,021,108)

DISCONTINUED OPERATIONS:
     Gain from the Sale of MHB                                            -                -                -        1,208,084
     Income (loss) from the operations of MHB                             -                -                -          (71,914)
                                                               -------------    -------------   --------------   --------------

NET INCOME (LOSS)                                                $ (487,405)     $  (552,717)     $  (954,900)    $    115,062
                                                               =============    =============   ==============   ==============

INCOME (LOSS) PER SHARE:
      Net income (loss)                                          $ (487,405)     $  (552,717)     $  (954,900)    $    115,062
      Preferred stock dividends and accreted dividends             (199,544)               -         (199,544)               -
                                                               -------------    -------------   --------------   --------------
      Net income (loss) available to common stockholders         $ (686,949)     $  (552,717)     $(1,154,444)    $    115,062
                                                               =============    =============   ==============   ==============

      Loss per share from continuing operations                  $    (0.04)     $     (0.03)     $     (0.06)    $      (0.06)
      Income (loss) per share from discontinued operations                -                -                -             0.07
                                                               -------------    -------------   --------------   --------------
      Net income (loss) per share-basic and diluted              $    (0.04)     $     (0.03)     $     (0.06)    $       0.01
                                                               =============    =============   ==============   ==============

WEIGHTED AVERAGE
     NUMBER OF COMMON SHARES OUTSTANDING                         18,558,353       16,001,172       18,028,977       15,679,305
                                                               =============    =============   ==============   ==============


          See accompanying notes to consolidated financial statements.

                          Avitar, Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Equity
                         Six Months Ended March 31, 1999
                                   (Unaudited)

--------------------------------------------------------------------------------------------------------------
                                                      Preferred Stock                    Common Stock
                                               ...............................  ..............................

                                                   Shares           Amount         Shares          Amount
--------------------------------------------------------------   -------------  --------------   -------------

Balance at September 30, 1998                         792,588      $    7,926      17,469,768      $  174,698

Issuance of common stock for services                                                  83,551             836

Exercise of warrants                                                                  717,500           7,175

Settlement of underwriter litigation                                                  400,000           4,000

Conversion of preferred stock                        (400,199)         (4,002)      1,248,540          12,485

Sale of preferred stock and warrants                1,473,060          14,731

Conversion of notes payable from affiliates            24,570             246

Net loss

--------------------------------------------------------------   -------------  --------------   -------------

Balance at March 31, 1999                           1,890,019      $   18,901      19,919,359      $  199,194
                                               ===============   =============  ==============   =============


--------------------------------------------------------------------------------

                                                  Additional
                                                   paid-in            Notes          Accumulated
                                                   capital         receivable         deficit
----------------------------------------------  --------------   ---------------    -------------

Balance at September 30, 1998                    $ 15,498,788     $          -      $ (17,109,209)

Issuance of common stock for services                  17,910

Exercise of warrants                                  289,675

Settlement of underwriter litigation                   (4,000)

Conversion of preferred stock                          (8,783)

Sale of preferred stock and warrants                3,158,569        (1,400,000)

Conversion of notes payable from affiliates           199,754

Net loss                                                                                 (954,900)
---------------------------------------------- ---------------   ---------------    --------------

Balance at March 31, 1999                        $ 19,149,913      $ (1,400,000)    $ (18,064,109)
                                               ===============   ===============    ==============


          See accompanying notes to consolidated financial statements.

                          Avitar, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------
                                                                                    SIX MONTHS ENDED MARCH 31,
                                                                                ----------------------------------
                                                                                     1999                1998
                                                                                --------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income (loss)                                                            $  (954,900)      $   152,062
     Adjustments to reconcile net income (loss) to
          net cash provided by operating activities:
               Depreciation and amortization                                           64,680            73,352
               Provision (recovery) for losses on accounts receivable                       -            (6,025)
               Non-cash charges for services                                           18,746             7,311
               Non-cash recovery from settlement of note payable                            -           (58,126)
               Gain from sale of MHB                                                        -        (1,208,084)
               Changes in operating assets and liabilities:
                  Increase in accounts receivable                                     (70,772)         (168,582)
                  Increase in prepaid expenses and other current assets                (9,266)          (53,627)
                  Decrease in other assets                                                  -               639
                  Increase (Decrease) in accounts payable and accrued
                       expenses                                                      (206,341)            8,090
                  Other                                                                     -           (77,916)
                                                                                --------------     -------------
                       Net cash used in operating activities                       (1,157,853)       (1,330,906)
                                                                                --------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchases of property and equipment                                              (13,936)           (3,647)
     Proceeds from the sale of MHB                                                          -         1,286,000
                                                                                --------------     -------------
                       Net cash provided by (used in) investing activities            (13,936)        1,282,353
                                                                                --------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from notes payable                                                            -           310,546
     Sales of preferred stock and warrants, net                                     1,278,500                 -
     Exercise of warrants                                                             296,850                 -
     Repayment of long-term debt                                                      (48,046)         (164,789)
     Repayment of notes payable                                                       (32,079)         (110,000)
                                                                                --------------     -------------
                  Net cash provided by financing activities                         1,495,225            35,757
                                                                                --------------     -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  323,436           (12,796)

CASH AND CASH EQUIVALENTS, beginning of the period                                     12,483            65,512
                                                                                --------------     -------------

CASH AND CASH EQUIVALENTS, end of the period                                      $   335,919       $    52,716
                                                                                ==============     =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid during period:
          Income taxes                                                            $     2,456       $         -
          Interest                                                                $    89,797       $    49,879


          See accompanying notes to consolidated financial statements.

2.   DISCONTINUED OPERATIONS

     On October 27, 1997, the Company sold MHB's net assets and business and received $1,286,000. For the period of October 1, 1997 through the date of the sale on October 27, MHB incurred an operating loss of $71,914.

3.   INVENTORIES

     At March 31, 1999, inventories consist of the following::

                           Raw Materials                       $ 76,892
                           Work-in-Process                       74,790
                           Finished Goods                        25,987
                                                               --------
                                    Total                      $177,669
                                                               ========

4.   MAJOR CUSTOMERS

     Customers in excess of 10% of total sales are:

                     Three Months Ended March 31,   Six Months Ended March 31,
                     ----------------------------   --------------------------
                         1999          1998             1999        1998
                     ------------ ---------------   ---------- ---------------

      Customer A       $141,293      $ 210,963       $275,827     $430,704
      Customer B         72,678         54,662        188,032      110,025
      Customer C         77,993              *        103,035            *
      Customer D         61,073              *         99,380            *


                  * Not in excess of 10% of sales during this period.

5.   DEBT

     During March 1999, the Chairman of the Board and the President of the Company converted notes payable (including the interest thereon) and accrued salaries totaling approximately $200,000 into 24,570 shares of the Company's Series B convertible preferred stock (see Note 6) and warrants to purchase 400,000 shares of the Company's common stock for a period of one year at an exercise price of $1.22 per share.

6.   PREFERRED STOCK AND WARRANTS

     During the six months ended March 31, 1999, the Company sold 1,473,060 shares of Series B convertible preferred stock and received proceeds of approximately $3,173,300 (cash of $1,278,500, notes receivable of $494,800 which were collected during April 1999 and recorded as assets, note receivable of $400,000 which has a maturity date of May 15, 1999 and notes receivable of $1,000,000 which have maturity dates of July 31, 1999). In connection with the sale of the preferred stock, the Company issued to the holders of the preferred stock warrants to purchase 6,416,600 shares of the Company's common stock for one year at exercise prices ranging from $.225 to $1.19 per share. Each share of Series B Convertible Preferred Stock entitles its holder to convert it, at any time, into 10 shares of the Company's common stock and to receive dividends amounting to an annual 8% cash dividend or 10% stock dividend computed on the amount invested, at the discretion of the Company. Preferred stock dividends for this six-month period amounted to $46,669. As of March 31, 1999, the total amount of unpaid and undeclared dividends was $52,163. Approximately 66,000 shares of the Series B convertible preferred stock (convertible into 660,000 shares of the Company's common stock were issued with a conversion price below the common stock's quoted value and as a result, accreted dividends of approximately $152,875 were recorded for the six-month period. The amount for dividends and accreted dividends were included in determining the earnings per share for common stockholders.

7.   SUBSEQUENT EVENTS

     Since March 31, 1999, the Company sold an additional 68,017 shares of Series B convertible preferred stock (convertible into 680,170 shares of the Company's common stock) and received proceeds of approximately $485,000. In connection with these sales of preferred stock, the Company issued to the holders of the preferred stock warrants to purchase approximately 970,000 shares of the Company's common stock for one year at exercise prices from $.54 to $2.39 per share. The conversion and dividend provision for the preferred stock are set forth in Note 6. In addition, holders of the Series A convertible preferred stock converted approximately 132,744 shares of the preferred stock into 398,232 shares of the Company,s common stock.

     Subsequent to March 31, 1999, warrants to purchase 1,025,000 shares of the Company's common stock were exercised and the Company received net proceeds of approximately $521,600.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing elsewhere in this report.

RESULTS OF OPERATIONS

     Revenues

         Sales for the three months ended March 31, 1999 decreased $26,161, or approximately 5%, to $481,419 from $507,580 for the corresponding period of the prior year. For the six months ended March 31, 1999, sales increased $25,722, or approximately 3%, to $965,516 from $939,794 for the six months ended March 31, 1998. The sales of wound dressing products accounted for the decrease in sales for the quarter ended March 31, 1999, but were the main reason for the higher sales during the six months ended March 31, 1999.

     Operating Expenses

         Direct costs of sales were approximately 76% of sales for the three months ended March 31, 1999, as compared to approximately 93% of sales for the three months ended March 31, 1998. For the six months ended March 31, 1999, direct costs of sales were 86% of sales compared to 95% of sales for the same period of Fiscal 1998. The improvement for the three and six months ended March 31, 1999 was primarily the result of certain reductions in costs which may not occur in future periods.

         Selling, general and administrative expenses for the three months ended March 31, 1999 increased $7,143, or approximately 2%, to $428,359 from $421,216 for the corresponding period of the prior year. For the six months ended March 31, 1999, selling, general and administrative expenses increased $29,654, or approximately 4%, to $769,099 from $739,445 for the six months ended March 31, 1998. The increase for the three-month period ended March 31, 1999 resulted mainly from expanded sales and marketing efforts associated with the Company's entry into the diagnostic market. The increase for the six months ended March 31, 1999 reflected the impact of the reduction included in the six months ended March 31, 1998 of approximately $58,000 which was related to the settlement of a note payable and increased marketing and sales expenses; partially offset by a reduction in overall administrative expenses of approximately $28,000.

         Expenses for research and development for the three months ended March 31, 1999 amounted to $157,986 compared to $152,562 incurred for the corresponding period of the prior year. For the six months ended March 31, 1999, expenses for research and development were $282,716 versus $277,250 for the six months ended March 31, 1998. The change for the three and six months ended March 31, 1999 occurred primarily from the increase in research and development expense of approximately $5,400 for efforts undertaken by the Company to enter the rapid diagnostic test market.

     Other Income and Expense

         For the three months ended March 31, 1999, other expenses (net of other income) amounted to $17,522 as compared to other expenses (net of other income) of $13,467 for the three months ended March 31, 1998. Other expenses (net of other income) for the six months ended March 31, 1999 were $35,375 compared to $49,753 for the corresponding period of the prior fiscal year. The increase for the quarter ended March 31, 1999 resulted primarily from an increase in interest expense on bank advances and loans of approximately $27,000; offset in part by increases in rental income of $18,000 and in interest income of $4,000. The change for the six months ended March 31, 1999 was mainly due to an increase in rental and miscellaneous income of $43,000 which was partially offset by an increase in interest expense on bank advances and loans of approximately $28,000.

     Discontinued Operations

         In October 1997, the Company sold the net assets and business of its MHB subsidiary and received $1,286,000. No income or expenses were recorded for the three and six months ended March 31, 1999 compared to income from the operations and sale of MHB of $1,136,170 for the six months ended March 31, 1998.

     Net Loss

         Primarily as a result of the factors described above, the Company had a net loss of $487,405 for the three months ended March 31, 1999 versus a net loss of $552,717 for the three months ended March 31, 1998. For the six months ended March 31, 1999, the Company had a net loss of $954,900 compared to net income of $152,062 for the six months ended March 31, 1998.

FINANCIAL CONDITION AND LIQUIDITY

         At March 31, 1999 and September 30, 1998 the Company had working capital deficiencies of ($236,299) and ($1,569,085), respectively, and cash and cash equivalents of $335,919 and $12,483 respectively. Net cash used in operating activities during the six months ended March 31, 1999 amounted to $1,157,853 resulting primarily from a net loss of $954,900;an increase in accounts receivable of $70,772, an increase in prepaid and other current assets of $9,266 and a decrease in accounts payable and accrued expenses of $206,341; partially offset by depreciation and amortization of $64,680 and non-cash charges for services of $18,746. Net cash provided by financing and investing activities during the three months ended March 31, 1999 amounted to $1,481,289 which included proceeds from the sale of preferred stock and warrants of $1,278,500 and proceeds from the exercise of warrants of $296,850; offset in part by the repayment of long term debt of $48,046 and the repayment of notes payable of $32,079.

         During the period of October 1998 through April 1999, the Company received net proceeds of approximately $3,658,300 ($2,258,300 in cash, $400,000 in a note receivable with a maturity date of May 15, 1999 and $1,000,000 in notes receivable with maturity dates of July 31, 1999) from the sale of 1,541,077 shares of Series B convertible preferred stock (convertible at any time into 15,410,770 shares of the Company's common stock) which included warrants to purchase 7,386,600 shares of the Company's common stock at exercise prices of $.22 -$2.39 per share for a period of twelve months. From February through early May 1999, the Company received proceeds of approximately $725,000 from the exercise of warrants to purchase approximately 1,742,500 shares of the Company's common stock. In March 1999, the Chairman of the Board and the President of the Company converted notes payable (including the accrued interest thereon) and accrued salaries totaling approximately $200,000 into 24,570 shares of the Company's Series B convertible preferred stock. (convertible into 245,700 shares of the Company's common stock) and warrants to purchase 400,000 shares of the Company's common stock at an exercise price of $1.22 per share for one year.

         For the balance of fiscal year 1999, the Company's cash requirements are expected to include primarily the funding of operating capital to grow the Company's rapid diagnostic testing and other lines of business, the funding of operating losses, the payment of outstanding accounts payable and the repayment of certain notes payable.

         Although operating revenues of the Company only increased 3% during the first half of Fiscal 1999, sales are expected to be higher for the last half of Fiscal 1999 as the Company accelerates the expansion of the use of its polyurethane foam bases technology to produce and market products for the diagnostic testing and other marketplaces. Based on current sales, expense and cash flow projections, the Company believes that the current level of cash and the collection of the notes receivable related to the financing described above would be sufficient to fund operations until the Company achieves profitability. Once the Company achieves profitability, the longer-term cash requirements of the Company to fund operating activities, purchase capital equipment and expand the business are expected to be met by the anticipated cash flow from operations and proceeds from the financings described above. However, because there can be no assurances that sales will materialize as forecasted, management will continue to closely monitor and attempt to control costs.

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

         The Company has undertaken a review concerning the ability of its internal information systems, including its internal accounting systems, to handle date information and function appropriately from and after January 1, 2000 and does not believe that the total cost to address any changes to become Year 2000 Compliant will be material. In addition, the Company during the second quarter of calendar 1999 will complete its evaluation as to what impact, if any, possible Year 2000 problems encountered by its suppliers and customers will have upon the Company. At this time, the Company does not believe that these problems would have a material effect on the Company.

         As discussed above, the Company has not yet completed its Year 2000 evaluation and therefore, has not developed any contingency plans. The results of the Company's evaluation will be the basis for determining the nature and extent of any contingency plans.

                            PART II OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         As reported in the Annual Report for the last fiscal year, A.S. Goldmen & Company, Inc. ("Underwriter") and certain holders of the Underwriter's warrants issued by the Company has previously commenced a court action against the Company in the Federal Court for the Southern District of New York (the "Court"). In December 1998, the Court denied the Company's motion to dismiss this action, but the Court did not decide and expressly left open the principal legal argument urged by the Company in favor of dismissal. In March 1999, this action was settled and discontinued with prejudice.

ITEM 2.           CHANGE IN SECURITIES AND USE OF PROCEEDS

         During the quarter ended March 31, 1999, the Company sold to private investors 1,360,035 shares of Series B Convertible Preferred Stock and received cash proceeds of approximately $993,500, notes receivable of $494,800 which were collected during April 1999 and notes receivable of $1,400,000 having maturity dates of May 15, 1999 and July 31, 1999. In connection with the sale this preferred stock, the Company issued to the holders of the preferred stock warrants to purchase 5,776,600 shares of the Company's common stock at an exercise price of $.24 to $1.19 per share for a period of 12 months. Each share of the Series B Convertible Preferred Stock entitles its holders to convert it, at any time, into 10 shares of the Company's common stock and to receive dividends amounting to an annual 8% cash dividend or 10% stock dividend computed on the amount invested, at the discretion of the Company. The exemption for registration of these securities is based upon Section 4(2) of the Securities Act.

ITEM 5.           OTHER INFORMATION

         On January 18, 1999, the Company's Board of Directors granted to the management and employees of the company options to purchase approximately 4,250,000 shares of the Company's common stock at an exercise price of $.345 per share (market value at time of grant). Vesting for approximately 2,485,000 of these shares occurs over a five-year period while the vesting for remaining 1,765,000 shares takes place the earlier of meeting certain performance objectives or July 18, 2009.

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

                                  AVITAR, INC.

                                  (Registrant)



Dated:  May 14, 1999                  /S/ Peter P. Phildius
                                      ---------------------
                                               Peter P. Phildius
                                               Chairman and Chief
                                               Executive Officer
                                               (Principal Executive Officer)

Dated:  May 14, 1999                  /S/ J.C. Leatherman, Jr.
                                      ------------------------
                                               J.C. Leatherman, Jr.
                                               Chief Financial Officer
                                               (Principal Accounting and
                                               Financial Officer)

                                  EXHIBIT INDEX

================================================================================


Exhibit No.           Document                                              Page
-----------           --------
27.3                  Financial Data Schedule                                19