Form 10QSB
period 1999-06-30
AVITAR INC /DE/
filed 1999-08-16
CIK 814008

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


(Mark One)

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999.

[ ] Transition report pursuant to Section 13 or 15(d) of the Exchange act for the transition period from

______________________________________ to ______________________________________

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

                            COMMON STOCK: 24,059,156
                              AS OF AUGUST 10, 1999

Transitional Small Business Disclosure Format
(Check One):               [ ] Yes;     [x] No



                               Page 1 of 21 pages
                      Exhibit Index: is on page 18 hereof.

                                TABLE OF CONTENTS

                                                                                           Page
PART I:           FINANCIAL INFORMATION                                                     3

         Item 1            Consolidated Financial Statements

                                    Balance Sheet                                           4
                                    Statements of Operations                                5
                                    Statement of Stockholders' Equity                       6
                                    Statements of Cash Flows                                7
                                    Notes to Consolidated Financial Statements              8

         Item 2            Management's Discussion and Analysis or Plan of Operation       11


PART II: OTHER INFORMATION                                                                 14

         Item 2            Changes in Securities and Use of Proceeds                       15

         Item  4           Submission of Matters to Vote of Security Holders               15

         Item 6            Exhibits and Reports on Form 8-K                                15


SIGNATURES                                                                                 16

EXHIBIT INDEX                                                                              17


                         PART I   FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

                          Avitar, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                 June 30, 1999
                                   (Unaudited)
--------------------------------------------------------------------------------

                                     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                        $ 1,234,527
     Accounts receivable, net                                                             245,543
     Inventories                                                                          185,777
     Prepaid expenses and other                                                           204,182
                                                                                  ----------------
          Total current assets                                                          1,870,029

PROPERTY AND EQUIPMENT, net                                                               159,735
OTHER ASSETS                                                                               17,000
                                                                                  ----------------
          Total                                                                       $ 2,046,764
                                                                                  ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Notes payable                                                                      $ 327,414
     Accounts payable                                                                     646,426
     Accrued expenses                                                                     443,428
     Current portion of long-term debt                                                     70,957
                                                                                  ----------------
          Total current liabilities                                                     1,488,225

LONG TERM DEBT, LESS CURRENT PORTION                                                       21,631

                                                                                  ----------------
          Total liabilities                                                             1,509,856
                                                                                  ----------------

COMMITMENTS

STOCKHOLDERS' EQUITY:
     Series A and B convertible preferred stock, $.01 par value; authorized
     5,000,000 shares; 1,851,437 shares issued and outstanding                             18,515
     Common Stock, $.01 par value; authorized 75,000,000 shares;
          21,416,656 shares issued and outstanding                                        214,167
     Additional paid-in capital                                                        20,113,767
     Notes receivable                                                                  (1,000,000)
     Accumulated deficit                                                              (18,809,541)
                                                                                  ----------------
          Total stockholders' equity                                                      536,908
                                                                                  ----------------

         Total                                                                        $ 2,046,764
                                                                                  ================


          See accompanying notes to consolidated financial statements.

                          Avitar, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)

--------------------------------------------------------------------------------------------------------------------------------
                                                               THREE MONTHS ENDED JUNE 30,          NINE MONTHS ENDED JUNE 30,
                                                             ------------------------------     --------------------------------
                                                                  1999            1998               1999               1998
                                                             -------------    -------------     --------------     -------------

SALES                                                           $ 621,105        $ 620,505        $ 1,586,621       $ 1,560,299

OPERATING EXPENSES
     Direct cost of revenues                                      501,181          500,807          1,334,407         1,395,331
     Selling, general and administrative expenses                 661,287          372,506          1,430,386         1,111,951
     Research and development expenses                            214,818          134,434            497,534           411,744
                                                             -------------    -------------     --------------     -------------
          Total operating expenses                              1,377,286        1,007,747          3,262,327         2,919,026
                                                             -------------    -------------     --------------     -------------

LOSS FROM OPERATIONS                                             (756,181)        (387,242)        (1,675,706)       (1,358,727)
                                                             -------------    -------------     --------------     -------------

OTHER INCOME (EXPENSE)
     Interest income                                               26,430                -             26,430             6,761
     Interest expense and financing costs                         (27,659)         (32,614)          (117,800)          (94,173)
     Other income, net                                             11,978            4,372             66,744             9,417
                                                             -------------    -------------     --------------     -------------
          Total other income (expense)                             10,749          (28,242)           (24,626)          (77,995)
                                                             -------------    -------------     --------------     -------------

LOSS FROM CONTINUING OPERATIONS                                  (745,432)        (415,484)        (1,700,332)       (1,436,722)

DISCONTINUED OPERATIONS:
     Gain from the Sale of MHB                                          -                -                  -         1,208,084
     Income (loss) from the operations of MHB                           -                -                  -           (71,914)
                                                             -------------    -------------     --------------     -------------

NET INCOME (LOSS)                                              $ (745,432)      $ (415,484)       $(1,700,332)       $ (300,552)
                                                             =============    =============     ==============     =============

INCOME (LOSS) PER SHARE:
      Net income (loss)                                        $ (745,432)      $ (415,484)       $(1,700,332)       $ (300,552)
      Preferred stock dividends and accreted dividends           (318,160)               -           (517,704)                -
                                                             =============    =============     ==============     =============
      Net income (loss) available to common stockholders      $(1,063,592)      $ (415,484)       $(2,218,036)       $ (300,552)
                                                             =============    =============     ==============     =============

      Loss per share from continuing operations                   $ (0.05)         $ (0.02)           $ (0.12)          $ (0.09)
      Income (loss) per share from discontinued operations              -                -                  -              0.07
                                                             -------------    -------------     --------------     -------------
      Net income (loss) per share-basic and diluted               $ (0.05)         $ (0.02)           $ (0.12)          $ (0.02)
                                                             =============    =============     ==============     =============


WEIGHTED AVERAGE
     NUMBER OF COMMON SHARES OUTSTANDING                       21,089,191       17,458,779         19,064,941         16,274,977
                                                             =============    =============     ==============     =============



          See accompanying notes to consolidated financial statements.

                          Avitar, Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Equity
                         Nine Months Ended June 30, 1999
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------------------


                                                           Series A and B
                                                           Preferred Stock                       Common Stock
                                                    ...............................  ......................................

                                                       Shares            Amount           Shares               Amount
------------------------------------------------------------------    -------------  ------------------   -----------------

Balance at September 30, 1998                             792,588          $ 7,926          17,469,768           $ 174,698

Issuance of common stock for services                                                           83,551                 836

Exercise of warrants                                                                         1,895,000              18,950

Settlement of underwriter litigation                                                           400,000               4,000

Conversion of preferred stock                            (506,798)          (5,068)          1,568,337              15,683

Sale of preferred stock and warrants                    1,541,077           15,411

Conversion of notes payable from affiliates                24,570              246

Net loss
                                                    --------------    -------------  ------------------   -----------------

Balance at June 30, 1999                                1,851,437          $18,515          21,416,656           $ 214,167
                                                    ==============    =============  ==================   =================


--------------------------------------------------------------------------------------------------------------





                                                        Additional           Notes            Accumulated
                                                      paid-in capital      receivable           deficit
--------------------------------------------------- -------------------  ----------------  -------------------

Balance at September 30, 1998                           $ 15,496,788         $         -         $(17,109,209)

Issuance of common stock for services                         17,910

Exercise of warrants                                         771,041

Settlement of underwriter litigation                          (4,000)

Conversion of preferred stock                                (10,615)

Sale of preferred stock and warrants                       3,642,889          (1,000,000)

Conversion of notes payable from affiliates                  199,754

Net loss                                                                                           (1,700,332)
                                                    -----------------   -----------------  -------------------

Balance at June 30, 1999                                $ 20,113,767         $(1,000,000)        $(18,809,541)
                                                    =================   =================  ===================



          See accompanying notes to consolidated financial statements.

                          Avitar, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

---------------------------------------------------------------------------------------------------------------------------
                                                                                         NINE MONTHS ENDED JUNE 30,
                                                                                   ----------------------------------------
                                                                                         1999                   1998
                                                                                   -----------------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                                                           $(1,700,332)            $ (300,552)
     Adjustments to reconcile net income (loss) to
          net cash used in operating activities:
               Depreciation and amortization                                                 97,020                109,626
               Recovery for losses on accounts receivable                                         -                 (6,025)
               Non-cash charges for services                                                 18,746                  7,311
               Non-cash  recovery from settlement of note payable                                 -                (58,126)
               Gain from sale of MHB                                                              -             (1,208,084)
               Changes in operating assets and liabilities:
                   Accounts receivable                                                      (73,635)              (265,640)
                   Prepaid expenses and other current assets                               (133,268)                (8,488)
                   Other assets                                                                (952)                   605
                   Accounts payable and accrued expenses
                        expenses                                                           (298,753)                88,107
                   Other                                                                          -                (77,916)
                                                                                   -----------------      -----------------
                        Net cash used in operating activities                            (2,091,174)            (1,719,182)
                                                                                   -----------------      -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchases of property and equipment                                                    (51,383)                (6,838)
     Proceeds from the sale of MHB                                                                -              1,286,000
                                                                                   -----------------      -----------------
                        Net cash provided by (used in) investing activities                 (51,383)             1,279,162
                                                                                   -----------------      -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from notes payable                                                                  -                662,597
     Sales of preferred stock and warrants, net                                           2,658,300                 75,000
     Exercise of warrants                                                                   789,991                      -
     Repayment of long-term debt                                                            (72,747)              (226,841)
     Repayment of notes payable                                                             (10,943)              (110,000)
                                                                                   -----------------      -----------------
                   Net cash provided by financing activities                              3,364,601                400,756
                                                                                   -----------------      -----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      1,222,044                (39,264)

CASH AND CASH EQUIVALENTS, beginning of the period                                           12,483                 65,512
                                                                                   -----------------      -----------------

CASH AND CASH EQUIVALENTS, end of the period                                            $ 1,234,527               $ 26,248
                                                                                   =================      =================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid during period:
          Income taxes                                                                    $   2,456               $      -
          Interest                                                                        $ 117,280               $ 79,736


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

         The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-QSB and Regulation S-B (including Item 310(b) thereof). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 1999. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended September 30, 1998.

         The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses in the past from operations. The Company raised net proceeds aggregating approximately $200,000 and $1,100,000 during the fiscal years ended September 30, 1998 and 1997, respectively, from the sale of preferred and common stock. During the nine months ended June 30, 1999, the Company raised approximately $ 4,448,291 from the sale of preferred stock and warrants (see Note 6) and from the exercise of warrants to purchase common stock. Based upon cash flow projections, the Company believes the anticipated cash flow from operations and proceeds from the recent equity financings described above will be sufficient to finance the Company's operating needs until the operations achieve profitability. There can be no assurances that forecasted results will be achieved or that additional financing will be obtained. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.   DISCONTINUED OPERATIONS

     On October 27, 1997, the Company sold MHB's net assets and business and received $1,286,000. For the period of October 1, 1997 through the date of the sale on October 27, MHB incurred an operating loss of $71,914.


3.   INVENTORIES

     At June 30, 1999, inventories consist of the following:

                           Raw Materials                       $ 75,575
                           Work-in-Process                       76,632
                           Finished Goods                        33,570
                                                              ---------
                                    Total                      $185,777
                                                              =========

4.   MAJOR CUSTOMERS

     Customers in excess of 10% of total sales are:

                        Three Months Ended June 30,   Nine Months Ended June 30,
                        ---------------------------   --------------------------
                           1999          1998            1999            1998
                           ----          ----            ----            ----

         Customer A     $280,491     $ 183,274        $556,318         $613,978
         Customer B      127,764        65,917         230,799                *
         Customer C       67,676        71,968         255,708          181,933

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


6.   PREFERRED STOCK AND WARRANTS

     During the nine months ended June 30, 1999, the Company sold 1,541,077 shares of Series B convertible preferred stock and received proceeds of approximately $3,658,300 (cash of $2,658,300 and notes receivable of $1,000,000 which have maturity dates from August 31, 1999 to October 31,
     1999). In connection with the sale of the preferred stock, the Company issued to the holders of the preferred stock warrants to purchase 7,386,600 shares of the Company's common stock for one year at exercise prices ranging from $.225 to $2.39 per share. Each share of Series B Convertible Preferred Stock entitles its holder to convert it, at any time, into 10 shares of the Company's common stock and to receive dividends amounting to an annual 8% cash dividend or 10% stock dividend computed on the amount invested, at the discretion of the Company. Preferred stock dividends for the three and nine month periods ended June 30,1999 amounted to $135,643 and $182,312, respectively. As of June 30, 1999, the total amount of unpaid and undeclared dividends was $187,766. Approximately 94,100 shares of the Series B convertible preferred stock (convertible into 941,000 shares of the Company's common stock) were issued with a conversion price below the common stock's quoted value and as a result, accreted dividends of approximately $182,517 and $335,392 were recorded for the three and nine month periods, respectively. The amount for dividends and accreted dividends were included in determining the earnings per share for common stockholders.


7.   SUBSEQUENT EVENTS

     On July 9, 1999, the Company acquired all the outstanding stock of United States Drug Testing Laboratories, Inc. ("USDTL"), a specialized drug testing company, in exchange for approximately 2 million restricted shares of the Company's common stock..

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing elsewhere in this report.

RESULTS OF OPERATIONS

     Revenues

         Sales for the three months ended June 30, 1999 increased slightly to $621,105 from $620,505 for the corresponding period of the prior year. For the nine months ended June 30, 1999, sales increased $26,322, or approximately 2%, to $1,586,621 from $1,560,299 for the nine months ended June 30, 1998. The sales of wound dressing products accounted for the increase in sales for both the three and nine month periods ended June 30, 1999.

     Operating Expenses

         Direct costs of sales were approximately 81% of sales for both the three months ended June 30, 1999 and June 31, 1998. For the nine months ended June 30, 1999, direct costs of sales were 84% of sales compared to 89% of sales for the same period of Fiscal 1998. The improvement for the nine months ended June 30, 1999 was primarily the result of certain reductions in costs which may not occur in future periods.

         Selling, general and administrative expenses for the three months ended June 30, 1999 increased $288,781, or approximately 78%, to $661,287 from $372,506 for the corresponding period of the prior year. For the nine months ended June 30, 1999, selling, general and administrative expenses increased $318,435, or approximately 29%, to $1,430,386 from $1,111,951 for the nine months ended June 30, 1998. The increase for the three and nine month periods ended June 30, 1999 resulted mainly from expanded sales and marketing efforts associated with the Company's launching of its oral fluid drugs of abuse tests (OralScreen(TM) 3).

         Expenses for research and development for the three months ended June 30, 1999 amounted to $214,818 compared to $134,434 incurred for the corresponding period of the prior year. For the nine months ended June 30, 1999, expenses for research and development were $497,534 versus $411,744 for the nine months ended June 30, 1998. The change for the three and nine months ended June 30, 1999 occurred primarily from the increase in research and development expense for the Company's oral fluid tests for drugs of abuse..

     Other Income and Expense

         For the three months ended June 30, 1999, other income (net of other expenses) amounted to $10,749 as compared to other expenses (net of other income) of $28,242 for the three months ended June 30, 1998. Other expenses (net of other income) for the nine months ended June 30, 1999 were $24,626 compared to $77,995 for the corresponding period of the prior fiscal year. The improvement for the quarter ended June 30, 1999 resulted primarily from interest income on notes receivable, increase in rental income and reduced interest on bank advances and loans. The change for the nine months ended June 30, 1999 was mainly due to an increase in rental and interest income of approximately $77,000 which was partially offset by an increase in interest expense on bank advances and loans of approximately $24,000.

     Discontinued Operations

         In October 1997, the Company sold the net assets and business of its MHB subsidiary and received $1,286,000. No income or expenses were recorded for the three and nine months ended June 30, 1999 compared to income from the operations and sale of MHB of $1,136,170 for the nine months ended June 30, 1998.

     Net Loss

         Primarily as a result of the factors described above, the Company had a net loss of $745,432 for the three months ended June 30, 1999 versus a net loss of $414,484 for the three months ended June 30, 1998. For the nine months ended June 30, 1999, the Company had a net loss of $1,700,332 compared to a net loss of $300,552 for the nine months ended June 30, 1998.


FINANCIAL CONDITION AND LIQUIDITY

         At June 30, 1999 and September 30, 1998 the Company had working capital (deficiency) of $381,807 and ($1,569,085), respectively, and cash and cash equivalents of $1,234,527 and $12,483 respectively. Net cash used in operating activities during the nine months ended June 30, 1999 amounted to $2,091,174 resulting primarily from a net loss of $1,700,332;an increase in accounts receivable of $73,635, an increase in prepaid and other current assets of $133,268, an increase in other assets of $952 and a decrease in accounts payable and accrued expenses of $298,753; partially offset by depreciation and amortization of $97,020 and non-cash charges for services of $18,746. Net cash provided by financing and investing activities during the nine months ended June 30, 1999 amounted to $3,313,218 which included proceeds from the sale of preferred stock and warrants of $2,658,300 and proceeds from the exercise of warrants of $789,991; offset in part by the repayment of long term debt of $72,747 and the repayment of notes payable of $10,943.

         During the period of October 1998 through April 1999, the Company received net proceeds of approximately $3,658,300 ($2,258,300 in cash and $1,000,000 in notes receivable with maturity dates of July 31, 1999 which have been subsequently extended to August 31, 1999, September 30, 1999 and October 31, 1999) from the sale of 1,541,077 shares of Series B convertible preferred stock (convertible at any time into 15,410,770 shares of the Company's common stock) which included warrants to purchase 7,386,600 shares of the Company's common stock at exercise prices of $.225 -$2.39 per share for a period of twelve months. From February through June 1999, the Company received proceeds of approximately $789,991 from the exercise of warrants to purchase approximately 1,895,000 shares of the Company's common stock. In March 1999, the Chairman of the Board and the President of the Company converted notes payable (including the accrued interest thereon) and accrued salaries totaling approximately $200,000 into 24,570 shares of the Company's Series B convertible preferred stock. (convertible into 245,700 shares of the Company's common stock) and warrants to purchase 400,000 shares of the Company's common stock at an exercise price of $1.22 per share for one year.

         In July 1999, the Company acquired the entire operations of USDTL located in DesPlanes,

Illinois. USDTL, which provides specialized drug testing products and services using hair, urine and other samples, had reported revenues of approximately $1 million for calendar year 1998.

         For the balance of fiscal year 1999, the Company's cash requirements are expected to include primarily the funding of operating capital to grow the Company's rapid oral fluid tests for drugs of abuse (OralScreen(TM)) and the growth of USDTL's business, the funding of operating losses, the payment of outstanding accounts payable and the repayment of certain notes payable.

         Although operating revenues of the Company only increased 2% during the first nine months of Fiscal 1999, sales are expected to grow at a more rapid pace for the last quarter of Fiscal 1999 as the Company launches and commences shipment of its oral fluid drugs of abuse tests (OralScreen 3(TM)). Based on current sales, expense and cash flow projections, the Company believes that the current level of cash and the collection of the notes receivable related to the financing described above would be sufficient to fund operations until the Company achieves profitability. Once the Company achieves profitability, the longer-term cash requirements of the Company to fund operating activities, purchase capital equipment and expand the business are expected to be met by the anticipated cash flow from operations and proceeds from the financings described above. However, because there can be no assurances that sales will materialize as forecasted, management will continue to closely monitor and attempt to control costs.

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

         The Company has undertaken a review concerning the ability of its internal information systems, including its internal accounting systems, to handle date information and function appropriately from and after January 1, 2000 and does not believe that the total cost to address any changes to become Year 2000 Compliant will be material. In addition, the Company during the third quarter of calendar 1999 will complete its evaluation (which has been expanded to include the operations of USDTL) as to what impact, if any, possible Year 2000 problems encountered by its suppliers and customers will have upon the Company. At this time, the Company does not believe that these problems would have a material effect on the Company.

         As discussed above, the Company has not yet completed its Year 2000 evaluation and therefore, has not developed any contingency plans. The results of the Company's evaluation will be the basis for determining the nature and extent of any contingency plans.

                            PART II   OTHER INFORMATION

ITEM 2.           CHANGE IN SECURITIES AND USE OF PROCEEDS

         During the quarter ended June 30, 1999, the Company sold to private investors 68,017 shares of Series B Convertible Preferred Stock and received cash proceeds of approximately $485,000. In connection with the sale of this preferred stock, the Company issued to the holders of the preferred stock warrants to purchase 970,000 shares of the Company's common stock at an exercise price of $.24 to $2.39 per share for a period of 12 months. Each share of the Series B Convertible Preferred Stock entitles its holders to convert it, at any time, into 10 shares of the Company's common stock and to receive dividends amounting to an annual 8% cash dividend or 10% stock dividend computed on the amount invested, at the discretion of the Company. The exemption for registration of these securities is based upon Section 4(2) of the Securities Act.


ITEM 4.           SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         The Annual Meeting of shareholders was held on June 23, 1999. All members of the Board of Directors were elected by approximately 85% of the total shares outstanding and more than 99% of the shares voted. In addition, the increase in authorized share of common stock from 25 to 75 million and the reappointment of BDO Seidman LLP as auditors were approved and the tabulation of votes were as follows:

                                               For          Against    Abstain
                                               ---          -------    -------

         Increase in Authorized Shares      19,284,813      413,678     26,884

         Reappointment of Auditors          19,503,979       32,736    188,660

         Election of Directors              19,696,503            -     28,872

         ---------------------------------------------------------------------
         * In regard to one nominee, the holder of an additional 200 shares abstained.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

       Exhibit No.           Document
       -----------           --------

         3.1                 Certificate of Amendment of Certificate of
                             Incorporation

         27.4                Financial Data Schedule


(b)  Reports on Form 8-K:

       None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                AVITAR, INC.
                                (Registrant)



Dated:  August 13, 1999                    /S/ Peter P. Phildius
                                           ---------------------------
                                           Peter P. Phildius
                                           Chairman and Chief
                                           Executive Officer
                                           (Principal Executive Officer)





Dated:  August 13, 1999                    /S/ J.C. Leatherman, Jr.
                                           ---------------------------
                                           J.C. Leatherman, Jr.
                                           Chief Financial Officer
                                           (Principal Accounting and
                                           Financial Officer)

                               EXHIBIT INDEX
===============================================================================

Exhibit No.       Document                                               Page
-----------       --------                                               ----
  3.1             Certificate of Amendment of Certificate                 18
                  of Incorporation

 27.4             Financial Data Schedule                                 20