Form 10KSB
period 1999-09-30
AVITAR INC /DE/
filed 2000-01-13
CIK 814008

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 ---------------

                                   FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1999

                         Commission file number: 0-20316

                                  AVITAR, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

                                 ---------------

                  Delaware                                                  06-1174053
---------------------------------------------                  ------------------------------------
(State or other jurisdiction of incorporation                  (I.R.S. Employer Identification No.)
         or organization)

65 Dan Road, Canton, MA                                                                  02021
--------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                              (Zip code)

                                 ---------------

                                 (781) 821-2440
                           Issuer's telephone number

                                 ---------------

Securities registered under Section 12(b) of the Exchange Act:         NONE

Securities registered under Section 12(g) of the Exchange Act:

                                Title of Classes
                          ----------------------------
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
Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

          Issuer's revenues for its most recent fiscal year: $2,495,423

                              Page 1 of 109 pages.
                       Exhibit Index is on page 60 hereof.

The aggregate market value of the voting stock held by non-affiliates of the Registrant (computed by reference to the average of the bid and ask prices of such stock and assuming solely for purposes hereof that all directors and officers of the Registrant are "affiliates") as of December 31, 1999:
$61,092,938.

The approximate number of shares of Common Stock outstanding (including shares held by affiliates of the Registrant) as of December 31, 1999: 25,292,586

Documents incorporated by reference:        NONE

Transitional Small Business Disclosure Format (check one):  Yes   ;    No  X
                                                               ---        --

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

Introduction

         Avitar, Inc. (the "Company" or "Avitar") through its wholly-owned subsidiary Avitar Technologies, Inc. ("ATI") develops, manufactures, markets and sells diagnostic test products and proprietary hydrophilic polyurethane foam disposables fabricated for medical, diagnostics, dental and consumer use. During the past year, the Company completed the development and began marketing innovative point of care oral fluid drugs of abuse tests, which use the Company's foam as the means for collecting the oral fluid sample.

         On July 9, 1999, the Company completed its acquisition of United States Drug Testing Laboratories, Inc. ("USDTL"), which became a wholly-owned subsidiary of Avitar. USDTL operates a certified laboratory and provides specialized drug testing services primarily utilizing hair as the sample.

         On October 27, 1997, the Company sold the business and assets of its wholly-owned subsidiary, Managed Health Benefits Corporation ("MHB"), which provided health care cost containment services. Therefore, MHB is considered a discontinued operation and this report primarily reflects the continued operations of the Company.

Products

         Currently, the Company offers the following products, which utilize its proprietary medical polyurethane foam technology:

         Diagnostic Test Products

         The Company makes products and offers services for the diagnostic test applications described below. These products accounted for approximately 22% of the Company's revenue in Fiscal 1999 and approximately 8% of the Company's revenue in Fiscal 1998.

         Drugs of Abuse Test Kits. Under a joint development agreement with Sun Biomedical Laboratories ("SBL") of Cherry Hill, New Jersey, the Company completed the development of OralScreen 3(Trademark), an oral fluid-based rapid on-site assay system for detecting drugs of abuse (heroin, cocaine and marijuana) in the workplace. In addition, the Company is currently developing similar tests to include other drugs of abuse. Approximately $1 billion annually is spent worldwide for drugs of abuse tests.

Significant advantages exist for saliva to replace blood and urine in many of these tests and at the same time expand the market where current infrastructure cost limitations prohibit the use of much needed diagnostic tests. Using its Oral Fluid Sampling and Processing System, the Company has entered into this large and growing market for testing for drugs of abuse.

         Drugs of Abuse Laboratory Tests. The Company's HairScreen(Trademark), a hair-based test, can detect both short and long-term (90 days and beyond) drug abuse. The Child Guard(Trademark) tests provide the ability to detect a child's exposure to drugs and possible drug abuse through testing of a child's hair. In addition, the MecStat testing services offer highly specialized testing to detect in utero exposure to alcohol and other drugs of abuse in newborns.

         Foam Disposable Products

         The Company produces medical-grade hydrophilic polyurethane foam disposables fabricated for the applications described below. These products accounted for approximately 78% of the Company's revenue in Fiscal 1999 and approximately 92% of the Company's revenue in Fiscal 1998.

         Wound Dressings. Avitar's Hydrasorb(Trademark) ("Hydrasorb") wound dressing product is a highly absorbent topical dressing for moderate to heavy exudating wounds. These dressings have a unique construction that provide a moist wound healing environment which promotes skin growth and closure. The Hydrasorb product is marketed internationally by the ConvaTec Division of Bristol-Myers Squibb ("Convatec") (until December 31, 1999), by the Knoll Pharma Division of BASF ("Knoll") and other specialty distributors worldwide. Effective January 1, 2000, the Hydrasorb product will be marketed in the United States by the Kendall Company ("Kendall"). In addition to the Hydrasorb line, the Company has custom developed specialty wound dressings for the cardiac catheter lab market as well as the orthopedic market. The Joyce Dressing is used in dressing the introducer catheter for cardiology procedures and is marketed directly by Avitar. The market in the United States and Europe for synthetic dressings is estimated at $1.2 billion annually with foam dressings accounting for approximately $150 million. New foam applications are currently being evaluated by the Company to broaden this product line. Currently under development are a number of second-generation wound dressings, which combine the Company's hydrophilic polyurethane foam with other biomaterials for composite dressings.

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

Development

         The Company does not conduct pure research activities but has adopted a primary product development strategy that is based on forming partnerships with market leading companies and recognized persons or entities in diagnostic testing and foam products application areas. With this approach, proprietary products would be co-developed through the generation and development of product ideas either internally or through these strategic partnerships. To this partnership, Avitar contributes the proprietary foam technology and related expertise, the product design, development and prototyping, and the start-up and commercial-scale manufacturing. The ability of the Company to keep current on technology and purchase new equipment in connection with development of new, improved products will be affected by its existing and future need for, and the availability of, financing.

         Products go through several stages of development. After each stage, the Company will conduct studies to determine the effectiveness of such product. Once a product is developed and the Company determines it may be commercially viable, Avitar will obtain governmental approvals, if necessary, prior to marketing the product. See "Government Regulation." There can be no assurance, however, that such approvals will actually be obtained. The Company intends to conduct marketing trials with any new product to determine the effectiveness of the product. If such marketing trials prove to be successful and after the product is ready for marketing, Avitar will attempt to establish an arrangement with a known company or individual with established distribution channels, most likely with the same research and development partner, to commercially distribute the new product. For certain products and services such as the tests for drugs of abuse, the Company may decide to establish a distribution network or directly market and distribute these products. See "Sales and Marketing" below.

         Avitar currently employs seven full-time individuals in its development efforts. In addition, one other employee also devotes a portion of his time to development, as well as to the manufacture of the Company's products, quality control, regulatory affairs and facility maintenance.

Sales and Marketing

         The Company generally has sold, and intends to continue to sell, its wound dressing and custom foam products through large, recognized distributors of dental and medical products and does not anticipate that a large direct sales force will be required. To sell its OralScreen(Trademark) test kits, the Company is developing a network of established distributors that currently sell to the drugs of abuse test kit market. For the HairScreen(Trademark), Child Guard(Trademark), and MecStat services, the Company sells these services directly to end users such as employers and through the distributor network being established for the OralScreen(Trademark) products. Avitar's sales and marketing staff consists of eight full-time employees. If the Company is unable to establish satisfactory product distribution arrangements in this manner described above, it will be required to devote substantial resources to the establishment of a direct sales force. There can be no assurance that Avitar would have the resources required for such an endeavor. The Company also intends to develop strategic partnering arrangements with significant diagnostic test, health care and dental companies with established distribution channels. Avitar anticipates that such arrangements may involve the grant by Avitar of the exclusive or semi-exclusive rights to sell specific products to specified market segments and/or in particular geographic territories in exchange for a royalty, joint venture or other financial interest.

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

         The Company's most significant distribution arrangements are summarized as follows:

         Oral Fluids Sampling and Processing Systems. In March 1996, the Company signed a licensing agreement with Simplex Medical Systems, Inc. ("Simplex"), which grants Avitar exclusive worldwide rights to manufacture and market Simplex's patent-pending, state-of-the-art saliva collection device. This device, which utilizes Avitar's proprietary foam technology, will be used to collect saliva for diagnostic tests such as HIV, hepatitis, and a number of other diseases and substances which formerly required blood as the test medium. Under this licensing agreement, the Company must pay to Simplex certain royalties on the sale of each licensed product.

         Drugs of AbuseTest Kits. Under a development agreement signed in February 1999, Avitar and SBL developed OralScreen3(Trademark) described above under Products and are currently developing new oral fluid-based rapid screening tests for additional drugs of abuse. These tests use the Company's proprietary oral fluid collection system with Avitar having the exclusive, world-wide manufacturing and distribution rights to the tests.

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

         In December 1999, the Company entered into a Supply Agreement with the Kendall Company for the distribution of its Hydrasorb(Trademark) products in the United States beginning January 1, 2000. Kendall replaces Convatec as the distributor for these products in the United States.

         Custom Foam Products. Custom medical foam products (including the Illizarov dressing and certain nasal and sinus products) are marketed and distributed (in the United States and abroad) primarily by Smith & Nephew on a non-exclusive basis pursuant to an oral agreement.

Manufacturing and Supply.

           The Company's only manufacturing facility is located in Canton, Massachusetts and comprises approximately 53,000 square feet of which 8,000 square feet is currently being used for administrative and office space and 31,000 square feet is being used for product manufacturing and warehousing. Since the remaining 14,000 square feet is not being used at this time and will not be needed for the next several years, ATI has subleased approximately 6,000 square feet and is attempting to sub-lease the other 8,000 square feet.

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

         The Company does not have written agreements with most of its suppliers of raw materials and laboratory supplies. While the Company purchases some product components from single sources, most of the laboratory supplies used by USDTL can be obtained from more than one source. Avitar acquires the same key component for its Flureze(Trademark) fluoride application product, customized foam products and Hydrasorb(Trademark) wound dressings from a single supplier. The Company also purchases main components of its OralScreen(Trademark) products from a single source. Avitar's current suppliers of such key components are the only vendors, which presently meet Avitar's specifications for such components. The loss of these suppliers would, at a minimum, require the Company to locate other satisfactory vendors, which would result in a period of time during which manufacturing and sales of products utilizing such a components may be suspended and could have a material adverse effect on Avitar's financial condition and operations. Avitar believes that alternative sources could be found for such key components and expects that the cost of such components from an alternative source would be similar. The Company also believes that alternative sources of supply are available for its remaining product components and that the loss of any such supplier would not have a material adverse effect upon Avitar's business.

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

         The standards and procedures for obtaining approval or providing notification to the FDA with respect to medical devices were changed by legislation in1990. This legislation, which also affected numerous other changes in device regulations, is still being interpreted and implemented by the FDA. In addition, there can be no assurance that the FDA or the U.S. Federal Government will not enact further changes in the current rules and regulations with respect to products, which Avitar already markets or may plan to market in the future. If Avitar is unable to demonstrate compliance with such new or modified requirements, sales of affected products may be significantly limited or prohibited until such requirements are met (if ever).

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

         Although Avitar may not have the development resources of many of its competitors, the Company believes its product design and development experience allows it to compete favorably in providing innovative products and services in Avitar's markets. Avitar's OralScreen(Trademark) products are the only oral fluid drugs of abuse tests currently being marketed in the United States and USDTL's HairScreen(Trademark), ChildGuard(Trademark) and MecStat services represent comprehensive, state-of-the-art tests for drugs of abuse currently being provided in the United States and South America. Furthermore, the Company believes that its Hydrasorb(Trademark) wound dressings, and custom foam products possess qualities with significant advantages over competing products, including cost effectiveness. Although the Company does not have an established internal distribution network, Medi, Knoll and Kendall are distributing the Company's Hydrasorb(Trademark) wound dressings while Armor Holdings, CMI, Edwards Medical and many smaller, local companies are distributing the Company's OralScreen(Trademark) products. See "Products", "Sales and Marketing".

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

         The Company believes that its product markets are highly fragmented with many different companies competing with regard to a specific product or product category. As a result, Avitar's competition varies from product to product. Avitar's primary competitors in the wound dressing market include Squibb, Johnson & Johnson, Smith and Nephew, 3M and Acme United. In the drugs of abuse test market, the largest competitors are Roche Diagnostic Systems, Biosite Diagnostics, Editek, Inc., Princeton Biomedical, American Biomedical and Psychemetics.

Intellectual Property

         Trade secrets, proprietary information and know-how are important to the Company's scientific and commercial success. Avitar currently relies on a combination of patents, trade secrets, trademark law and non-disclosure agreements to establish and protect its proprietary rights in its products. Avitar currently holds numerous United States patents, has applications pending for additional patents and has licenses to use certain patents. In addition, the Company has certain registered and other trademarks.

         The Company believes that its products, trademarks and other proprietary rights do not infringe upon the proprietary rights of third parties.

Product Liability; Insurance Coverage

         The testing, marketing and sale of diagnostic test, medical and dental products and services entail a high risk of product liability and professional liability claims by consumers and others. Claims may be asserted against the Company by end-users of any of Avitar's products. As of September 30, 1999, the Company had product liability insurance coverage in the amount of $5,000,000 and professional liability insurance coverage in the amount of $1,000,000 each incident and $3,000,000 in the aggregate. No claims had been asserted against either coverage. Amounts payable pursuant to such coverage are subject to a deductible on each occurrence ranging from $500 to $5,000 payable by Avitar, up to an annual aggregate deductible payable by Avitar of $25,000, and certain other coverage exclusions. This insurance will not cover liabilities caused by events occurring prior to the time such policy was purchased by the Company or liabilities caused by events occurring after such policy is terminated or for claims made after 60 days following termination of the policy. Further, certain distributors of diagnostic test, medical and dental products require minimum product liability insurance coverage as a condition precedent to purchasing or accepting products for distribution.

Employees

         At September 30, 1999, the Company had 55 full-time employees, including 7 in research and development (in addition to one other employee who devotes a portion of his time to research and development as well as manufacturing and supply activities), 30 in manufacturing, supply and laboratory operations (one of whom devotes a portion of his time to research and development), 8 in sales and marketing and 10 in administration. None of the employees is subject to a collective bargaining agreement. The Company believes its relationship with its employees to be satisfactory.

ITEM 2.           DESCRIPTION OF PROPERTY

         The Company leases approximately 57,000 square feet (53,000 square feet in Canton, Massachusetts for its manufacturing facility and administrative offices and 4,000 square feet in DesPlaines, Illinois for the laboratory operation of USDTL). The current annual rent for the Canton facility (excluding assessment for operating expenses) is approximately $455,000 and the lease expires in June 2005. The lease for the DesPlaines facility expired in November 1999 and a new lease covering approximately 8,000 square feet at the same location is currently being negotiated. Both facilities are in satisfactory condition for their pruposes.

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

         The monetary demands made by the Underwriter relate primarily to the anti-dilution provision of the warrant agreement. The Company believes that the Underwriter's claims improperly sought additional underwriting compensation in defiance of NASD rules that proscribe underwriters and their associates from receiving the kind of compensation sought - based on the type of anti-dilution provision invoked by the Underwriter on the ground that it is unfair and unreasonable. The Company immediately moved to dismiss the Underwriter's complaint based upon both the rule violations and otherwise. In December 1998, the Court denied the Company's motion to dismiss the Underwriter's complaint, but did not decide and expressly left open for a later day the principal legal argument urged by the Company in favor of dismissal. In March 1999, this action was settled and discontinued with prejudice. In connection with the settlement, the company issued 400,000 shares of common stock.

         In 1997, former attorneys for the Company commenced an action (and made a motion for summary judgment) against the Company in New York Supreme Court. This proceeding was based on a note given by the Company in connection with such former attorneys' claim for legal fees. Plaintiff sought judgment in the principal amount of $185,171.63 plus the accrued interest thereon. Plaintiff commenced action on February 27, 1997 but, with extensions, the Company responded in opposition on June 13, 1997 and, after service of the plaintiff's reply, the motion was submitted to the Court on June 26, 1997. In November 1997, the Company reached a settlement with the plaintiff whereby the Company paid $90,000 in cash and issued 275,000 shares of its common stock.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

                                     Part II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Market Price Data. Until March 24, 1998 the Company's Common Stock was traded on The Nasdaq Stock Market Small-Cap Market ("NASDAQ") under the symbol AVIT. Since March 25, 1998, the Company's Common Stock has been quoted on the NASD OTC Bulletin Board ("OTC") under the symbol AVIT. The Class A Warrants have not traded. The table below sets forth the high and low sales prices for the Company's Common Stock, as quoted on NASDAQ and OTC, for the periods indicated. Quotations reflect inter-dealer prices without retail markup, markdown or commission, and do not necessarily represent actual transactions:


         Fiscal 1998                                   High     Low
         -----------                                   ----     ---
              First Quarter                            .34      .09
              Second Quarter                           .31      .09
              Third Quarter                            .28      .13
              Fourth Quarter                           .29      .13
         Fiscal 1999
         -----------
              First Quarter                            .19      .16
              Second Quarter                          1.48      .22
              Third Quarter                           1.95     1.23
              Fourth Quarter                          4.15     1.38

         As of December 31, 1999 the last sales price for the Company's Common Stock was $ 2.94.

         NASDAQ Listing. On March 24, 1998, the Company was notified after the close of trading that its stock would no longer be traded on NASDAQ, but instead be quoted on the OTC.

         Holders. The Company had approximately 350 owners of record and, it believes, in excess of 2,000 beneficial owners of the Company Common Stock as of December 31, 1999.

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

         Sales of Unregistered Securities. During the quarter ended September 30, 1999, the Company issued 2,062,570 shares of the Company's common stock as compensation for the acquisition of USDTL. In addition, the Company issued 352,760 shares in connection with the exercise of warrants and services provided to the Company for which it received proceeds of approximately $87,000. The exemption for registration of these securities is based on Section 4(2) of the Securities Act.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing elsewhere in this report.

Results of Operations

Revenues

         Sales for the fiscal year ended September 30, 1999 ("Fiscal 1999") increased $291,777 or approximately 13% to $2,495,423 from $2,203,646 for the fiscal year ended September 30, 1998 ("Fiscal 1998"). The results for Fiscal 1999 primarily reflect the increase in sales of drug of abuse testing kits and services of approximately $399,000 (including revenues from USDTL of approximately $245,000); offset in part by a decrease in the sales of the wound dressing products of approximately $107,000.

Operating Expenses

         Costs of sales were approximately 83% of sales in Fiscal 1999 compared to approximately 87% of sales for Fiscal 1998. The lower ratio of cost to sales for Fiscal 1999 was primarily related to the increase in sales described above and the change in the product mix.

         Sales, general and administrative expenses for Fiscal 1999 increased $1,143,354 or approximately 75%, to $2,673,415 from $1,530,061 for Fiscal 1998.
This increase resulted mainly from expanded sales, marketing and administrative efforts associated with the Company's launching of its OralScreen(Trademark) products of approximately $1,000,000 and USDTL's selling, general and administrative expenses of approximately $171,000.

         Research and development expenses for Fiscal 1999 amounted to $792,211 compared to $546,233 for Fiscal 1998. The increase of $245,978, or approximately 45%, was primarily attributable to increased research and development activities related to the Company's OralScreen(Trademark) products.

         For Fiscal 1999, amortization of goodwill of $70,424 was recorded in connection with the Company's acquisition of USDTL compared to no amortization of goodwill in Fiscal 1998.

Other Income and Expense

         Interest income amounted to $30,273 for Fiscal 1999 compared to $8,126 for Fiscal 1998. This increase resulted primarily from the interest earned on cash management accounts and on the notes receivable from investors in connection with the Company's sales of Series B Redeemable Convertible Preferred Stock.

         Interest expense and financing costs were $121,572 for Fiscal 1999 compared to $135,398 incurred during Fiscal 1998. This decrease resulted primarily from reduced interest expense on loans from banks and related parties.

         Other income amounted to $73,729 for Fiscal 1999 versus other income of $25,965 for Fiscal 1998. This change mainly reflects rental income from the Company subleasing excess square feet in its facility to a major department store chain and a software maintenance company.

Discontinued Operations

         In October 1997, the Company consummated the sale of the net assets and business of its MHB subsidiary and received $1,286,000. No income or expenses from this subsidiary were recorded in Fiscal 1999 compared to income from operations and sale of MHB of $1,136,170 in Fiscal 1998.

Net Loss

         Primarily as a result of the factors described above, the Company had a net loss of $3,117,680 for Fiscal 1999 compared to a net loss of $757,954 for Fiscal 1998.

Financial Condition and Liquidity

         At September 30, 1999 and September 30, 1998, the Company had working capital deficiencies of $738,755 and $1,569,085, respectively, and cash and cash equivalents of $280,758 and $12,483, respectively. Net cash used in operating activities during Fiscal 1999 amounted to $3,346,604 resulting primarily from the operating loss of $3,117,680, an increase in accounts receivable of $108,051, increases in inventories and prepaid expenses of $91,068 and an increase in other assets of $327,627; partially offset by depreciation and amortization of $121,112, amortization of goodwill of $70,424 and non-cash charges for services and compensation of $28,746 and increases in accounts payable and accrued expenses of $77,540. Net cash provided by financing and investing activities during Fiscal 1999 was $3,614,879 which included proceeds from the sale of preferred stock and warrants of $2,959,832, proceeds from the exercise of options and warrants of $888,282 and proceeds, net of cash acquired, from the acquisition of USDTL of $11,882; offset in part by re-payment of notes payable and long-term debt of $175,938 and purchases of property and equipment of $69,179.

         During the period of Fiscal 1999, the Company received net proceeds of approximately $3,658,300 ($2,959,832 in cash and $698,468 in notes receivable) from the sale of 1,542,966 shares of Series B Convertible Preferred Stock (convertible at any time into 15,429,660 shares of the Company's common stock) which included warrants to purchase 7,386,600 shares of the Company's common stock at exercise prices of approximately $.225-2.39 per share for periods of twelve to thirty-six months. From February through September 1999, the Company received net proceeds of approximately $888,282 from the exercise of warrants and stock options to purchase approximately 2,300,650 shares of the Company's common stock. In March 1999, both the Chairman of the Board and the President of the Company converted notes payable (including the accrued interest thereon) and accrued salaries totaling $200,000 into 24,570 shares of the Company's Series B convertible preferred stock (convertible into 245,700 shares of the Company's common stock) and warrants to purchase 400,000 shares of the Company' s common stock at an exercise price of $1.22 per share for one year. During the period of October through early January 2000, the Company received net proceeds of $2,402,000 from the sale of 400,333 shares of Series C convertible preferred stock and approximately $196,000 from the exercise of warrants to purchase approximately 427,000 shares of the Company's common stock. From January 2000 to April 2000, the Company expects to receive proceeds of approximately $3,000,000 to $4,000,000 from the exercise of warrants issued in connection with the sale of the Series B convertible preferred stock. Currently, all such warrants are in the money. In addition, the Company is actively attempting to raise up to $3,000,000 from the sales of equity securities to provide working capital and capital equipment funding to operate the Company, expand the Company's business and to pursue the development of oral fluid diagnostic testing for disease. However, there can be no assurance that these financings will be achieved or that the warrants will be exercised.

         For the balance of fiscal year 2000, the Company's cash requirements are expected to include primarily the funding of operating losses, the payment of outstanding accounts payable, the repayment of certain notes payable, the funding of operating capital to grow the Company's drugs of abuse testing products and services and the initial funding for the development of oral fluid diagnostic testing products for diseases.

         Although operating revenues (exclusive of revenues from USDTL of $245,000) of the Company rose only 2% in Fiscal 1999, sales are expected to grow at a more rapid pace during Fiscal 2000 as the Company continues to increase the shipments of its OralScreen(Trademark) products and expands the business of USDTL. Based on current sales, expense and cash flow projections, the Company believes that the current level of cash and short-term investments on hand and a portion of the anticipated net proceeds from the financing mentioned above would be sufficient to fund operations until the Company achieves profitability. There can be no assurance that the Company will consummate the above-mentioned financing, or that any or all of the net proceeds sought thereby will be obtained. Once the Company achieves profitability, the longer-term cash requirements of the Company to fund operating activities, purchase capital equipment, expand the existing business and develop new products are expected to be met by the anticipated cash flow from operations and proceeds from the financings described above. However, because there can be no assurances that sales will materialize as forecasted, management will continue to closely monitor and attempt to control costs at the Company and will continue to actively seek the needed additional capital.

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

         The Company has completed a review concerning the ability of its internal information systems, including its internal accounting systems, to handle date information and function appropriately from and after January 1, 2000. The steps necessary to become Year 2000 Compliant are expected to be completed by January 31, 2000 at an estimated cost of less than $100,000.


New Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued FSAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at their fir values. If certain conditions are met, a derivative may be specifically designed as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged assets or liability or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized income in the period of change. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

         Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to effect its financial statements.


ITEM 7.           FINANCIAL STATEMENTS

         Reference is made to the Index on page F-1 of the Consolidated Financial Statements, included herein.



ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                     AND FINANCIAL DISCLOSURE

         Not applicable.

                                                                Avitar, Inc. and
                                                                    Subsidiaries


--------------------------------------------------------------------------------


             Consolidated Financial Statements
       Years Ended September 30, 1999 and 1998

                                                   Avitar, Inc. and Subsidiaries

                                                                        Contents
--------------------------------------------------------------------------------

Report of independent certified public accountants                           F-2

Consolidated financial statements:

   Balance sheet                                                             F-4

   Statements of operations                                                  F-5

   Statements of stockholders' equity (deficit)                              F-6

   Statements of cash flows                                                F-7-8

   Notes to consolidated financial statements                             F-9-30

Report of Independent Certified Public Accountants


To the Board of Directors and Stockholders
Avitar, Inc.

We have audited the accompanying consolidated balance sheet of Avitar, Inc. and subsidiaries as of September 30, 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended September 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avitar, Inc. and subsidiaries as of September 30, 1999, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 1999, in conformity with generally accepted accounting principles.


                                                 BDO Seidman, LLP


Boston, Massachusetts
November 30, 1999

Except for Note 15 for
which the date is
January 13, 2000


----------------------------------------------------------------------------------------------------------------------

September 30,                                                                                                     1999
----------------------------------------------------------------------------------------------------------------------

Assets


Current:
   Cash and cash equivalents                                                                             $     280,758
   Accounts receivable, less allowance for doubtful
     accounts of $35,000 (Notes 5 and 14)                                                                      458,859
   Inventories (Note 6)                                                                                        225,081
   Prepaid expenses and other (including employee
     receivables of $30,900)                                                                                   141,108
   Preferred stock subscription receivable (Note 12)                                                           242,000
----------------------------------------------------------------------------------------------------------------------

     Total current assets                                                                                    1,347,806




Property and equipment, net (Note 7)                                                                           314,220




Goodwill, net of accumulated amortization of $70,424                                                         2,746,528




Other assets (Note 8)                                                                                          366,071
----------------------------------------------------------------------------------------------------------------------



                                                                                                         $   4,774,625
----------------------------------------------------------------------------------------------------------------------

                                                   Avitar, Inc. and Subsidiaries

                                                      Consolidated Balance Sheet

----------------------------------------------------------------------------------------------------------------------
September 30,                                                                                                     1999
----------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity

Current liabilities:
   Short-term debt (including $7,063 due to affiliates) (Note 9)                                        $      485,856
   Accounts payable                                                                                            813,894
   Accrued expenses (including $10,778 due to affiliates)                                                      660,684
   Current maturities of long-term debt (Note 10)                                                               32,236
   Current portion of capital lease obligation (Note 11)                                                        93,891
----------------------------------------------------------------------------------------------------------------------

     Total current liabilities                                                                               2,086,561

Long-term debt, less current maturities (Note 10)                                                               50,650

Capital lease obligation, less current portion (Note 11)                                                        99,180
----------------------------------------------------------------------------------------------------------------------

     Total liabilities                                                                                       2,236,391
----------------------------------------------------------------------------------------------------------------------

Commitments and contingency (Notes 11 and 14)

Stockholders' equity (Note 12):
   Series A and B convertible preferred stock, $.01 par value; authorized 5,000,000 shares;
     1,720,095 shares issued and outstanding, with aggregate liquidation value - Series A -
     $53,548 plus 7% annual dividend; Series B - $3,994,382                                                     17,201
   Common stock, $.01 par value; authorized 75,000,000 shares; 24,498,642 shares
     issued and outstanding                                                                                    244,987
   Additional paid-in capital                                                                               24,450,661
   Accumulated deficit                                                                                     (21,718,147)
----------------------------------------------------------------------------------------------------------------------

                                                                                                             2,994,702

   Less preferred stock subscription receivable                                                               (456,468)
----------------------------------------------------------------------------------------------------------------------

     Total stockholders' equity                                                                              2,538,234
----------------------------------------------------------------------------------------------------------------------

                                                                                                        $    4,774,625
----------------------------------------------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

                                                   Avitar, Inc. and Subsidiaries

                                           Consolidated Statements of Operations
--------------------------------------------------------------------------------

Years ended September 30,                                                      1999                 1998
--------------------------------------------------------------------------------------------------------
Sales (Note 14)                                                       $   2,495,423         $  2,203,646
-----------------------------------------------------------------------------------------------------

Operating expenses:
   Cost of sales                                                          2,059,483            1,920,169
   Selling, general and administrative                                    2,673,415            1,530,061
   Research and development                                                 792,211              546,233
   Amortization of goodwill                                                  70,424                    -
--------------------------------------------------------------------------------------------------------

     Total operating expenses                                             5,595,533            3,996,463
--------------------------------------------------------------------------------------------------------

     Loss from operations                                                (3,100,110)          (1,792,817)
--------------------------------------------------------------------------------------------------------

Other income (expense):
   Interest income                                                           30,273                8,126
   Interest expense and financing costs (includes $716 and
     $565 to affiliates)                                                   (121,572)            (135,398)
   Other, net                                                                73,729               25,965
--------------------------------------------------------------------------------------------------------

     Total other expense                                                    (17,570)            (101,307)
--------------------------------------------------------------------------------------------------------

Loss from continuing operations                                          (3,117,680)          (1,894,124)

Discontinued operations (Note 4):
   Loss from operations of MHB                                                    -              (71,914)
   Gain on sale of MHB                                                            -            1,208,084
--------------------------------------------------------------------------------------------------------

Net loss                                                              $  (3,117,680)        $   (757,954)
--------------------------------------------------------------------------------------------------------

Basic and diluted income (loss) per share (Note 12):
   Loss per share from continuing operations                          $        (.24)        $       (.12)
   Income per share from discontinued operations                                                     .07
--------------------------------------------------------------------------------------------------------

Net loss per share                                                    $        (.24)        $       (.05)
--------------------------------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

                                                   Avitar, Inc. and Subsidiaries

                       Consolidated Statements of Stockholders' Equity (Deficit)
                                                                       (Note 12)
--------------------------------------------------------------------------------


                                                                        Preferred Stock             Common Stock
                                                                    ----------------------    ------------------------
Years ended September 30, 1999 and 1998                                Shares       Amount        Shares        Amount
----------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1997                                         657,249      $ 6,572    15,234,218     $ 152,342
   Sale of common stock, net of expenses                                    -            -       100,000         1,000
   Conversion of notes payable                                              -            -     2,093,020        20,930
   Issuance of common stock for services                                    -            -        84,315           843
   Redemption of common stock                                               -            -       (41,785)         (417)
   Sale of Series B preferred stock, net of expenses                  135,339        1,354             -             -
   Net loss                                                                 -            -             -             -
----------------------------------------------------------------------------------------------------------------------

Balance at September 30, 1998                                         792,588        7,926    17,469,768       174,698
   Conversion of Series A preferred stock into common stock          (603,701)      (6,037)    1,811,103        18,111
   Conversion of Series B preferred stock into common stock           (36,771)        (368)      367,440         3,674
   Conversion of notes payable from affiliates into Series B
     preferred stock                                                   24,570          246             -             -
   Issuance of common stock for services                                    -            -        87,111           871
   Exercise of stock options                                                -            -        56,450           565
   Sale of Series B preferred stock, net of expenses                1,542,966       15,430             -             -
   Exercise of warrants                                                     -            -     2,244,200        22,442
   Issuance of common stock in connection with settlement of
     litigation                                                             -            -       400,000         4,000
   Issuance of common stock in connection with acquisition of
     USDTL                                                                  -            -     2,062,570        20,626
   Payment of preferred stock dividend, Series B preferred stock          443            4             -             -
   Accreted dividends, Series B preferred stock                             -            -             -             -
   Value of warrants issued in connection with Series B preferred
     stock sales                                                            -            -             -             -
   Net loss                                                                 -            -             -             -
----------------------------------------------------------------------------------------------------------------------

Balance at September 30, 1999                                       1,720,095      $17,201    24,498,642     $ 244,987
----------------------------------------------------------------------------------------------------------------------
                                                                                                     Preferred
                                                                     Additional                        Stock
                                                                       Paid-in       Accumulated    Subscription
Years ended September 30, 1999 and 1998                                Capital         Deficit       Receivable
----------------------------------------------------------------------------------------------------------------
Balance at September 30, 1997                                       $14,866,017    $(16,351,255)       $       -
   Sale of common stock, net of expenses                                 24,000               -                -
   Conversion of notes payable                                          434,034               -                -
   Issuance of common stock for services                                 18,698               -                -
   Redemption of common stock                                           (19,208)              -                -
   Sale of Series B preferred stock, net of expenses                    173,247               -                -
   Net loss                                                                   -        (757,954)               -
----------------------------------------------------------------------------------------------------------------

Balance at September 30, 1998                                        15,496,788     (17,109,209)               -
   Conversion of Series A preferred stock into common stock             (12,074)              -                -
   Conversion of Series B preferred stock into common stock              (3,306)              -                -
   Conversion of notes payable from affiliates into Series B
     preferred stock                                                    199,754               -                -
   Issuance of common stock for services                                 27,875               -                -
   Exercise of stock options                                             20,625               -                -
   Sale of Series B preferred stock, net of expenses                  3,642,870               -         (456,468)
   Exercise of warrants                                                 844,650               -                -
   Issuance of common stock in connection with settlement of
     litigation                                                          (4,000)              -                -
   Issuance of common stock in connection with acquisition of
     USDTL                                                            2,746,225               -                -
   Payment of preferred stock dividend, Series B preferred stock          8,915          (8,919)               -
   Accreted dividends, Series B preferred stock                         873,073        (873,073)               -
   Value of warrants issued in connection with Series B preferred
     stock sales                                                        609,266        (609,266)               -
   Net loss                                                                   -      (3,117,680)               -
----------------------------------------------------------------------------------------------------------------

Balance at September 30, 1999                                       $24,450,661    $(21,718,147)       $(456,468)
----------------------------------------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

                                                   Avitar, Inc. and Subsidiaries

                                           Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

Years ended September 30,                                                                    1999                 1998
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net loss                                                                         $  (3,117,680)        $   (757,954)
   Adjustments to reconcile net loss to net cash used in
     operating activities
     Gain on sale of MHB                                                                        -           (1,208,084)
     Depreciation and amortization                                                        121,112              131,864
     Amortization of goodwill                                                              70,424                    -
     Noncash charge for services and compensation                                          28,746               19,541
     Changes in operating assets and liabilities excluding effects of purchase of USDTL:
       Accounts receivable                                                               (108,051)             (71,888)
       Inventories                                                                        (82,891)                 263
       Prepaid expenses and other current assets                                           (8,177)             (38,631)
       Other assets                                                                      (327,627)              15,358
       Accounts payable and accrued expenses                                               77,540              434,413
----------------------------------------------------------------------------------------------------------------------

         Net cash used in operating activities                                         (3,346,604)          (1,475,118)
----------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Acquisition of USDTL, net of cash acquired                                              11,882                    -
   Purchases of property and equipment                                                    (69,179)              (1,996)
----------------------------------------------------------------------------------------------------------------------

         Net cash used in investing activities                                            (57,297)              (1,996)
----------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Proceeds from sale of MHB                                                                    -            1,286,000
   Proceeds from notes payable and long-term debt                                               -              340,034
   Repayments of notes payable and long-term debt                                        (175,938)            (381,925)
   Sales of preferred stock, common stock and warrants                                  2,959,832              199,601
   Exercise of stock options and warrants                                                 888,282                    -
   Redemption of common stock                                                                   -              (19,625)
----------------------------------------------------------------------------------------------------------------------

         Net cash provided by financing activities                                      3,672,176            1,424,085
----------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                      268,275              (53,029)

Cash and cash equivalents, beginning of year                                               12,483               65,512
----------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                                              $     280,758         $     12,483
----------------------------------------------------------------------------------------------------------------------

                                                   Avitar, Inc. and Subsidiaries

                                           Consolidated Statements of Cash Flows
                                                                     (Concluded)
--------------------------------------------------------------------------------

Years ended September 30,                                                                    1999                 1998
----------------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
   Cash paid during the year for:
     Interest                                                                       $     122,300         $    124,100
     Taxes                                                                          $         500         $      2,100

Supplemental schedule of noncash investing and financing activities:

   Notes payable of $200,000 were converted into preferred stock during 1999.

   Notes payable of $454,964 were converted into common stock during 1998.

   Accounts payable in the amount of $232,188, which was due to the Company's landlord for past due rent obligations, was converted into notes payable during 1999. (See Note 9).

   During 1999, 400,000 shares of common stock was issued in connection with settlement of litigation. (See Note 12).

   During 1999, 603,701 shares of Series A preferred stock were converted into 1,811,103 shares of common stock.

   During 1999, 36,771 shares of Series B preferred stock were converted into 367,440 shares of common stock.

   During 1999, the Company acquired all the outstanding capital stock of United
    States Drug Testing Laboratories, Inc. as follows:

    Fair value of assets acquired excluding cash received of $11,882               $     396,554
    Liabilities assumed                                                                 (375,085)
    Direct costs of acquisition                                                          (83,452)
    Common stock issued                                                               (2,766,851)
    Goodwill                                                                           2,816,952
---------------------------------------------------------------------------------------------------------------------

      Net cash received                                                            $     (11,882)
---------------------------------------------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

                                                   Avitar, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

1.     Description of                 Avitar, Inc. ("Avitar" or the "Company")
       Business and Basis             through its wholly-owned subsidiaries,
       Of Presentation                Avitar Technologies, Inc. ("ATI") and
                                      United States Drug Testing Laboratories,
                                      Inc. ("USDTL") designs, develops,
                                      manufactures, markets, and provides
                                      healthcare and diagnostic test products
                                      and services. Avitar sells its products
                                      and services to large medical supply
                                      companies, diagnostic test distributors, governmental agencies and employers. The
                                      Company operates in one reportable
                                      segment.

                                      Managed Health Benefits Corporation
                                      ("MHB"), another wholly-owned subsidiary of Avitar, was in the business of providing cost containment services to assist employers and other third-party payers in controlling costs of group medical, workers' compensation and disability benefits. Avitar consummated a sale of MHB's net assets and business in October 1997. The Company received $1,286,000 and recorded a gain of $1,208,084 in fiscal 1998. The MHB business has been treated as a
                                      discontinued operation (see Note 4).

                                                   Avitar, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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

       Principles of                  The consolidated financial statements
       Consolidation                  include the accounts of the Company and
                                      its wholly-owned subsidiaries. The results of USDTL are included from July 9, 1999, the effective date of acquisition as described in Note 3. All significant intercompany balances and transactions have been eliminated.

       Revenue                        Sales of products and services are
       Recognition                    recorded in the period the products are
                                      shipped or services are provided.

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

                                                   Avitar, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

2.     Summary of
       Significant
       Accounting
       Policies
       (Continued)

       Goodwill Goodwill resulting from the excess of cost over fair value of net assets acquired is being amortized on a straight-line basis over 10 years. The Company evaluates the recoverability and remaining life of its goodwill and determines whether the goodwill should be completely or partially written-off or the amortization period accelerated. The Company will recognize an impairment of goodwill if undiscounted estimated future operating cash flows of the acquired business are determined to be less than the carrying amount of the goodwill. If the Company determines that the goodwill has been impaired, the measurement of the impairment will be equal to the excess of the carrying amount of the goodwill over the amount of the undiscounted estimated future operating cash flows. If an impairment of goodwill were to occur, the Company would reflect the impairment through a reduction in the carrying value of goodwill.

       Patents Patent costs are being amortized over their estimated useful lives of 5 - 7 years by the straight-line method.

       Research and                   Research and development costs are
       Development                    expensed as incurred.

       Income (Loss)                  The Company follows Statement of Financial
       Per Share of                   Accounting Standards No. 128 ("SFAS 128")
       Common Stock                   "Earnings per Share." Under SFAS 128,
                                      basic earnings per share excludes the
                                      effect of any dilutive options, warrants or convertible securities and is computed by dividing the net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing the net income (loss) available to common shareholders by the sum of the weighted average number of common shares and common share equivalents computed using the average market price for the period under the treasury stock method.

                                                   Avitar, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

2.     Summary of
       Significant
       Accounting
       Policies
       (Continued)

       Stock Options The Company follows the provisions of Statement of Financial Accounting Standard No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." The Company accounts for stock options at their intrinsic value with disclosure of the effects of fair value accounting on net income (loss) and income (loss) per basic and diluted share of common stock on a pro forma basis.

       Income Taxes Income taxes are accounted for using the liability method as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method, deferred income taxes are provided on the differences in basis of assets and liabilities between financial reporting and tax returns using enacted rates. Valuation allowances have been recorded (see Note 13).

       Fair Value of                  The carrying amounts of cash, accounts
       Financial                      receivable and accounts payable
       Instruments                    approximate fair value because of the
                                      short-term nature of these items. The
                                      current fair values of the short and
                                      long-term debt approximate fair value
                                      because of the respective interest rates.

       Advertising                    The Company expenses advertising costs as
                                      incurred. Advertising expense was
                                      approximately $265,000 and $0 in fiscal
                                      1999 and 1998, respectively.

                                                   Avitar, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

2.     Summary of
       Significant
       Accounting
       Policies
       (Continued)

       Recent                         In June 1998, the Financial Accounting
       Accounting                     Standards Board issued SFAS No. 133,
       Standards                      "Accounting for Derivative Instruments and
                                      Hedging Activities." SFAS No. 133 requires companies to recognize all derivative contracts at their fair values, as either assets or liabilities on the balance sheet. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (1) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, or (2) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS
                                      No. 133, as amended by SFAS No. 137, is
                                      effective for all fiscal quarters of
                                      fiscal years beginning after June 15,
                                      2000.

                                      Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to affect its financial statements.

                                                   Avitar, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

3.     Acquisition                    On July 9, 1999 the Company acquired all
                                      the outstanding capital stock of United
                                      States Drug Testing Laboratories, Inc.
                                      ("USDTL") in exchange for approximately 2 million restricted shares of common stock of Avitar which were valued at fair value at the date of acquisition. The amount of consideration was determined by arm's length negotiation between Avitar and the majority stockholders of USDTL, taking into account the revenues and prospects for USDTL. The acquisition was recorded using the purchase method of accounting.
                                      USDTL is engaged in the business of
                                      providing specialized laboratory testing operations including substance abuse identification and other related services.

                                      The consolidated statements of operations and cash flows for the year ended September 30, 1999 include the results of operations and cash flows of USDTL from July 9, 1999 through September 30, 1999.

                                      The unaudited pro forma combined results of operations of the Company and the business acquired in fiscal 1999 for the years ended September 30, 1999 and 1998, assuming that the transaction had occurred at October 1, 1997 and after giving effect to certain pro forma adjustments are as follows:

                                      Years ended September 30,                                   1999                1998
                                      ------------------------------------------------------------------------------------
                                      Revenue                                           $    3,234,089      $    3,363,692
                                      Net loss from continuing operations               $   (3,450,008)     $   (2,161,080)
                                      Net loss per common share:
                                         Basic and diluted                              $         (.24)     $         (.12)

4.     Discontinued                   In fiscal 1997, the Company pursued the
       Operations                     sale of its wholly-owned subsidiary,
                                      Managed Health Benefits Corporation
                                      ("MHB"). On October 27, 1997, the Company sold MHB's net assets and business and received $1,286,000. The Company's financial statements reflect MHB as a discontinued operation.

                                                   Avitar, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------------

4.     Discontinued                   Following is a summary of the results of
       Operations                     operations of MHB:
       (Continued)
                                      Year ended September 30,                   1998
                                      -----------------------------------------------
                                      Sales                                $   13,737
                                      Operating expenses                      (85,651)
                                      -----------------------------------------------

                                      Net loss                             $  (71,914)
                                      -----------------------------------------------

5.     Accounts                       At September 30, 1999, accounts receivable
       Receivable                     in the amount of $110,689 were factored
                                      with a financial services organization at
                                      full recourse against the Company. The
                                      Company pays an administration fee of .25%
                                      of each purchased receivable and 2% per
                                      month of the average daily account balance
                                      outstanding. Interest expense charged to
                                      operations amounted to approximately
                                      $56,000 and $55,000 during the years ended
                                      September 30, 1999 and 1998, respectively.

6.     Inventories                    Inventories consist of the following:

                                      September 30,                              1999
                                      -----------------------------------------------

                                      Raw materials                       $    86,983
                                      Work-in-process                          74,462
                                      Finished goods                           63,636
                                      -----------------------------------------------

                                                                          $   225,081
                                      -----------------------------------------------

                                                   Avitar, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

7.     Property and                   Property and equipment consists of the
       Equipment                      following:

                                      September 30,                              1999
                                      -----------------------------------------------
                                      Equipment                          $    778,225
                                      Furniture and fixtures                   89,470
                                      Leasehold improvements                   28,217
                                      Construction-in-progress                 31,600
                                      -----------------------------------------------

                                                                              927,512
                                      Less: accumulated depreciation
                                        and amortization                     (613,292)
                                      -----------------------------------------------

                                                                         $    314,220
                                      -----------------------------------------------

                                      At September 30, 1999, the cost of
                                      equipment under capital leases was
                                      $663,562 and the related accumulated
                                      amortization was $457,172. The estimated cost to complete construction-in-progress at September 30, 1999 is approximately $15,000.

8.     Other Assets                   Other assets consist of the following:

                                      September 30,                              1999
                                      -----------------------------------------------
                                      Restricted cash                     $   270,000
                                      Patents                                 108,257
                                      Other                                    36,000
                                      -----------------------------------------------

                                                                              414,257

                                      Less accumulated amortization           (48,186)
                                      -----------------------------------------------

                                      Other assets, net                   $   366,071
                                      -----------------------------------------------

                                                   Avitar, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

8.     Other Assets                   In connection with the purchase of USDTL,
       (Continued)                    the Company entered into an escrow
                                      agreement. Pursuant to this agreement,
                                      $270,000 was deposited with an escrow
                                      agent as additional security for certain commitments of USDTL assumed by the Company. The funds will be released back to the Company as commitments are reduced, no later than July 1, 2001, unless there are unresolved claims outstanding. These funds have been classified as restricted cash.


9.     Short-Term Debt                Short-term debt consists of the following:

                                      September 30,                                                1999
                                      -----------------------------------------------------------------
                                      Revolving Credit Agreement with a bank, due on
                                        demand, monthly interest payments at prime plus 3%
                                        (11% at September 30, 1999).                          $ 247,820

                                      Note payable to landlord, interest at 12%, payable
                                        in monthly installments of $20,425, including
                                        interest, through September 2000.                       195,800

                                      Note payable to insurance company, interest at
                                        7.95%, payable in monthly installments of $5,516,
                                        including interest, through February 2000.               26,205

                                      Note payable to bank, interest at 8.5%, payable in
                                        monthly installments of $1,148, including interest,
                                        through September 2000.                                   8,968

                                      Funds advanced from various related parties,
                                        interest at 10%.                                          7,063
                                      -----------------------------------------------------------------
                                                                                              $ 485,856
                                      -----------------------------------------------------------------

                                      The Revolving Credit Agreement (the
                                      "Agreement") provides for borrowings up to $250,000 and expires in July 2000. Outstanding borrowings are collateralized by the assets of the Company and guaranteed by certain principals of the Company. The Agreement requires the Company to maintain certain financial and other covenants.

                                                   Avitar, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

 9.    Short-Term Debt                In August 1999, the Company entered into
       (Continued)                    the note payable to landlord for past due
                                      rent obligations. The note was signed in conjunction with a Forbearance Agreement in which the landlord's rights and remedies under the lease were waived until September 2000.

10.    Long-Term Debt                 Long-term debt consists of the following:

                                      September 30,                                                1999
                                      -----------------------------------------------------------------
                                      Note payable to bank maturing February 5,
                                        2002, principal and interest at 8.00% per
                                        annum payable in monthly installments of
                                        $3,138, including interest, collateralized
                                        by general business assets of USDTL and
                                        personal residence of USDTL's former
                                        owner.                                                 $ 82,886

                                      Less current maturities                                   (32,236)
                                      -----------------------------------------------------------------

                                      Long-term debt                                           $ 50,650
                                      -----------------------------------------------------------------

                                      Maturities of long-term debt are as
                                      follows:

                                      September 30,                       Amount
                                      ------------------------------------------

                                      2000                              $ 32,236
                                      2001                                34,911
                                      2002                                15,739
                                      ------------------------------------------

                                                                        $ 82,886
                                      ------------------------------------------

                                                   Avitar, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

11.    Commitments and
       Contingency

       Lease ATI and USDTL lease office space under operating leases which expire in 2005 and November 1999, respectively. Certain additional costs are incurred in connection with the leases and the leases may be renewed for additional periods. ATI leases certain equipment under capital leases.

                                      Rental expense under the noncancelable
                                      operating leases charged to continuing
                                      operations for the years ended September
                                      30, 1999 and 1998 totaled approximately
                                      $455,000 in each year.

                                      In fiscal 1995, the Company issued
                                      warrants to purchase 150,000 shares of its common stock to its lessor at an exercise price of $.50 per share. All warrants were exercised during fiscal 1999.

                                      Future minimum rentals are as follows:

                                                                                   Capital            Operating
                                      -------------------------------------------------------------------------
                                      2000                                      $   105,384         $   500,270
                                      2001                                           62,213             503,120
                                      2002                                           35,079             503,120
                                      2003                                            5,707             503,120
                                      2004                                                -             503,120
                                      Thereafter                                          -             209,633
                                      -------------------------------------------------------------------------

                                      Total minimum lease payments                  208,383         $ 2,722,383
                                                                                                    -----------
                                      Less amount representing interest             (15,312)
                                      -----------------------------------------------------

                                      Present value of net minimum
                                        lease payments                              193,071

                                      Less current portion                          (93,891)
                                      -----------------------------------------------------

                                      Long-term portion                         $    99,180
                                      -----------------------------------------------------

                                      Total minimum rentals have not been
                                      reduced by $60,000 to be received in the future under a non-cancelable sublease expiring July 31, 2000.

                                                   Avitar, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

11.    Commitments and
       Contingency
       (Continued)

       Employment                     The Company entered into employment
       Agreements                     agreements with its two principal
                                      executives, which payments thereunder were subsequently assigned to an affiliate. The agreements provide for annual compensation aggregating $300,000 per year, plus cost-of-living increases and bonuses based upon pre-tax income, as defined. In the event of a change in control of the Company, the two executives may be entitled to receive up to two times their annual salary plus prior bonus. The agreements renew automatically on an annual basis and may be terminated upon 60 days written notice by either party.
                                      Expenses under these agreements totaled
                                      approximately $300,000 in each of 1999 and 1998.

                                      In July 1999, the Company entered into
                                      employment agreements with two executives of USDTL. The agreements provide for annual compensation aggregating $226,000 per year, plus cost-of-living increases and bonuses or commissions, as defined. The agreements terminate on July 1, 2004. Expenses under these agreements totaled approximately $64,000 in 1999.

       Retirement                     Plan In February 1998, the Company adopted
                                      a defined contribution retirement plan
                                      which qualifies under Section 401(k) of
                                      the Internal Revenue Code, covering
                                      substantially all employees. Participant contributions are made as defined in the Plan agreement. Employer contributions are made at the discretion of the Company. No
                                      Company contributions were made in 1999 or 1998.

                                                   Avitar, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

12.    Stockholders'
       Equity

       Preferred Stock                Preferred stock consists of the following;

                                      September 30,                         1999
                                      ------------------------------------------

                                      Series A                            53,548
                                      Series B                         1,666,547
                                      ------------------------------------------

                                      Total                            1,720,095
                                      ------------------------------------------

                                      The 53,548 shares of Series A convertible preferred stock issued and outstanding entitle the holder of each share to: convert it, at any time, at the option of the holder, into three shares of common stock subject to antidilution provisions; receive dividends in an amount equal to 110% of the dividends paid on the Company's common stock into which each share is convertible; redeem, in whole or in part, at the Company's option at a price of $1.00 per share if the common stock trades at $3.00 or more per share for a defined period; and receive $1.00 per share plus a liquidating dividend of 7% annually in preference to holders of common stock in the event of liquidation.

                                                   Avitar, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

12.    Stockholders'
       Equity
       (Continued)

       Preferred Stock                The 1,666,547 shares of Series B
       (Continued)                    convertible preferred stock issued and
                                      outstanding entitle the holder of each
                                      share to: convert it, at any time, at the option of the holder, into ten shares of common stock subject to antidilution provisions and receive dividends amounting to an annual 8% cash dividend or 10% stock dividend payable in shares of Series B preferred stock computed on the amount invested, at the discretion of the Company. After one year from the date of issuance, the Company may redeem, in whole or in part, the outstanding shares at the offering price in the event that the average closing price of ten shares of the Company's common stock shall equal or exceed 300% of the offering price for any 20 consecutive trading days prior to the notice of redemption; and liquidating distributions of an amount per share equal to the offering price. In connection with preferred stock issuances in 1999,
                                      $698,468 of subscription receivables
                                      remain outstanding as of September 30,
                                      1999. Of this amount, $242,000 is
                                      classified as a current asset as this cash was collected subsequent to year end.
                                      Approximately 101,100 shares of the Series
                                      B convertible preferred stock were issued with a conversion price below the common stock's quoted value, and as a result, accreted dividends of approximately
                                      $873,073 were recorded and included in
                                      the earnings per share calculation.
                                      Undeclared and unpaid dividends amounted to $274,677 at September 30, 1999.

                                                   Avitar, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

12.    Stockholders'
       Equity
       (Continued)

       Common Stock                   The Company has outstanding warrants
       Purchase                       entitling the holders to purchase one
       Warrants                       share of common stock at the applicable
                                      exercise price. No warrants were
                                      exercised, expired or cancelled in fiscal
                                      1998. Warrants were exercised for
                                      2,244,200 shares in fiscal 1999 and
                                      warrants covering 473,500 shares were
                                      cancelled or expired in fiscal 1999. In
                                      fiscal 1999 and 1998, warrants covering
                                      8,061,000 and 949,200 shares were issued, respectively, primarily in connection with preferred stock issuances The value of the warrants issued in connection with preferred stock sales amounted to
                                      $609,266. This amount was recorded and
                                      included in the earnings per share
                                      calculation. The value of the other
                                      warrants issued was not material to the
                                      financial statements. The following is a summary of shares issuable upon the exercise of warrants (9,420,800 of which are exercisable) at September 30, 1999.

                                                      Exercise         Shares       Expiration
                                                        Price         Issuable         Date
----------------------------------------------------------------------------------------------
Warrants issued to consultant for services provided  $         .25      100,000    2001 - 2003

Warrants issued in connection with preferred
  stock issuance                                      .225 -  2.39    7,356,600    1999 - 2001

Warrants issued in connection with merger in
   fiscal 1995                                               12.00    1,000,000           2000

Warrants issued in connection with services           .26  -   .75      274,400    2003 - 2004

Warrants issued in connection with repaid
   notes payable                                      .28  -  1.22      800,000    2000 - 2003

                                                   Avitar, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

12.    Stockholders'
       Equity
       (Continued)

       Stock Options                  The Company has stock option plans
                                      providing for the granting of incentive
                                      stock options for up to 750,000 shares of common stock to certain employees to purchase common stock at not less than 100% of the fair market value on the date of grant. Each option granted under the plan may be exercised only during the continuance of the optionee's employment with the Company or during certain additional periods following the death or termination of the optionee. For options granted before fiscal 1999, each employee is fully vested in all options granted under the Plan after the completion of two years of continuous service to the Company. If the optionee has been employed by the Company for a period of less than two years, all options granted under the plan vest at a rate of 50% per year.
                                      Options granted in fiscal 1999 vest at a rate of 20% per year.

                                      During fiscal 1995, the Company adopted a directors' plan, (the "Directors' Plan"). Under the Directors' Plan, each nonmanagement director is to be granted options covering 5,000 shares of common stock initially upon election to the Board, and each year in which he/she is selected to serve as a director. In fiscal 1999 and 1998, no options were granted to directors under the Directors' Plan, although 210,000 options were granted to directors outside of the Director's Plan.

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

                                                   Avitar, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

12.    Stockholders'
       Equity
       (Continued)

       Stock Options                  During fiscal 1998 and 1999, 551,250 and
       (Continued)                    6,001,500 options, respectively, were
                                      granted primarily to employees and
                                      directors of the Company with exercise
                                      prices equal to the stock's fair value on the issue date. 5,677,500 of the 1999 options were granted outside of the Company's established plans to management and senior officers. 2,838,750 of these options begin to vest on the anniversary date of the grant at a rate of 20% per year. 2,838,750 of these options vest the earlier of 9 1/2 years from grant date, retirement of optionee who has attained 65 years of age, or attainment of certain performance objectives. During fiscal
                                      1999, 420,000 options held by employees of the Company expired and 56,450 options held by employees were exercised.

                                      A summary of option transactions is as
                                      follows:

                                                                                   Shares            Price
                                      --------------------------------------------------------------------
                                      Outstanding at September 30, 1997          1,479,573    $.38 - $7.38

                                      Cancelled/expired                         (1,327,350)    .38 -  1.19
                                      Granted                                    1,778,600     .20 -   .25
                                      --------------------------------------------------------------------

                                      Outstanding at September 30, 1998          1,930,823     .20 -  7.38

                                      Cancelled/expired                           (420,000)    .20 -  1.36
                                      Exercised                                    (56,450)    .20 -   .53
                                      Granted                                    6,001,500     .28 -  2.24
                                      --------------------------------------------------------------------

                                      Outstanding at September 30, 1999          7,455,873    $.20 - $7.38
                                      --------------------------------------------------------------------

                                                   Avitar, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

12.    Stockholders'
       Equity
       (Continued)

       Stock Options                  The following tables summarize information
       (Continued)                    about stock options outstanding and
                                      exercisable at September 30, 1999:

                                                                               Options Outstanding
                                                              ---------------------------------------------------
                                                                                      Weighted-
                                                                  Number               Average          Weighted-
                                            Range of          Outstanding at          Remaining          Average
                                            Exercise           September 30,         Contractual        Exercise
                                             Prices                1999             Life (years)          Price
                                      ---------------------------------------------------------------------------
                                      $     - - $   .20            392,150               5.5              $   .20
                                          .25 -     .28          1,110,000               8.3                  .25
                                         .345 -     .38          4,124,500               9.3                  .35
                                                    .59             17,223               5.3                  .59
                                         1.19 -    1.36          1,255,000               9.7                 1.35
                                                   2.24            537,000              10.0                 2.24
                                                   7.38             20,000               3.0                 7.38
                                      ---------------------------------------------------------------------------

                                      $   .20 - $  7.38          7,455,873               9.0              $   .65
                                      ---------------------------------------------------------------------------
                                                                               Options Exercisable
                                                              ---------------------------------------------------
                                                                                      Weighted-
                                                                  Number               Average          Weighted-
                                            Range of          Outstanding at          Remaining          Average
                                            Exercise           September 30,         Contractual        Exercise
                                             Prices                1999             Life (years)          Price
                                      ---------------------------------------------------------------------------
                                      $     - - $   .20            302,125               4.7              $   .20
                                          .25 -     .28            787,000               8.2                  .25
                                         .345 -     .38            430,000               9.1                  .35
                                                    .59             17,223               5.3                  .59
                                         1.19 -    1.36              5,000               6.5                 1.19
                                                   7.38             20,000               3.0                 7.38
                                      ---------------------------------------------------------------------------

                                      $   .20 - $  7.38          1,561,348               7.7              $   .37
                                      ---------------------------------------------------------------------------

                                                   Avitar, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

12.    Stockholders'
       Equity
       (Continued)

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

                                      Years ended September 30,                                 1999              1998
                                      --------------------------------------------------------------------------------
                                      Net loss                     As reported          $ (3,117,680)       $ (757,954)
                                                                   Pro forma            $ (3,264,120)       $ (803,191)

                                      Loss per share               As reported          $       (.24)       $     (.05)
                                                                   Pro forma            $       (.25)       $     (.05)

                                      In determining the pro forma amounts
                                      above, the Company estimated the fair
                                      value of each option granted using the
                                      Black-Scholes option pricing model with
                                      the following weighted-average assumptions used for grants in 1999 and 1998: dividend yield of 0% for both years and expected volatility of 45.8% for 1999 and 46.60% for 1998, risk free rates ranging from 4.60% to 6.13% for 1999 and 5.26% to 5.59%
                                      for 1998, and expected lives of 5-9 years for 1999 and 1-9 years for 1998.

                                      The weighted average fair value of options granted in fiscal 1999 and 1998 was $.41 and $.07, respectively.

                                                   Avitar, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

12.    Stockholders'
       Equity
       (Continued)

       Earnings Per                   The following data show the amounts used
       Share                          in computing earnings per share:

                                      September 30,                                               1999                1998
                                      ------------------------------------------------------------------------------------
                                      Net loss from continuing operations               $   (3,117,680)     $   (1,894,124)
                                      Less:
                                         Preferred stock dividends                            (274,677)             (5,494)
                                         Accreted dividends                                   (873,073)                  -
                                         Value of warrants issued in
                                           connection with Series B preferred
                                           stock sales                                        (609,266)                  -
                                      ------------------------------------------------------------------------------------

                                      Loss available to common stockholders
                                        used in basic and diluted EPS                   $   (4,874,696)     $   (1,899,618)
                                      ------------------------------------------------------------------------------------

                                      Weighted average number of common
                                        shares outstanding                                  20,303,819          16,577,892
                                      ------------------------------------------------------------------------------------

                                      The following table summarizes securities that were outstanding as of September 30, 1999 and 1998, but not included in the calculation of diluted net loss per share because such shares are antidilutive:

                                      September 30,                                   1999                1998
                                      ------------------------------------------------------------------------
                                      Stock options                              7,455,873           1,930,823
                                      Convertible preferred stock               16,826,744           3,325,137
                                      Stock warrants                             9,531,000           4,187,700

                                                   Avitar, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

12.    Stockholders'
       Equity
       (Continued)

       Settlement of                  A.S. Goldmen & Company, Inc.
       Litigation                     ("Underwriter") and certain holders of the
                                      Underwriter's warrants issued by the
                                      Company had previously commenced a court action against the Company in the Federal
                                      Court for the Southern District of New
                                      York (the "Court"). In December 1998, the
                                      Court denied the Company's motion to
                                      dismiss this action, but the Court did not decide and expressly left open the principal legal argument urged by the Company in favor of dismissal. In March
                                      1999, this action was settled and
                                      discontinued with prejudice. In connection with the settlement, the Company issued
                                      400,000 shares of common stock.

13.    Income Taxes                   No provision for Federal income taxes has
                                      been made for the years ended September
                                      30, 1999 and 1998, due to the Company's
                                      operating losses. At September 30, 1999, the Company has unused net operating loss carryforwards of approximately $24,600,000
                                      (including approximately $11,000,000
                                      acquired from ATI) which expire at various dates through 2019. Most of this amount is subject to annual limitations due to various "changes in ownership" that have occurred over the past few years.
                                      Accordingly, most of the net operating
                                      loss carryforwards will not be available to use in the future.

                                      As of September 30, 1999 and 1998, the
                                      deferred tax assets related to the net
                                      operating loss carryforwards have been
                                      fully offset by valuation allowances,
                                      since the utilization of such amounts is uncertain.

                                                   Avitar, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

14.    Major Customers                Customers in excess of 10% of total sales
       and Product                    are:

                                      Years ended September 30,          1999                1998
                                      -----------------------------------------------------------
                                      Customer A                   $  350,000         $   232,000
                                      Customer B                   $  746,000         $   955,000

                                      At September 30, 1999, accounts receivable from these major customers totaled approximately $113,793.

                                      One product represents the majority of
                                      ATI's sales. The Company purchases the
                                      materials for this product from one
                                      supplier. The loss of this supplier could have a material adverse effect on the Company.

15. Subsequent                        Subsequent to year end, the Company
    Events                            received $242,000 in connection with the
                                      preferred stock subscription receivable, as well as $2,598,000 in connection with the sale of Series C convertible preferred stock and the exercise of warrants.

                                    Part III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                     COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The directors and executive officers of the Company and their respective ages and positions with the Company, as of September 30, 1999, along with certain biographical information (based solely on information supplied by them), are as follows:

Name                       Age    Title
----                       ---    -----

Peter P. Phildius          69     Chairman of the Board/Chief Executive
                                        Officer
Douglas W. Scott (1)       53     President and Chief Operating Officer/Director
Jay C. Leatherman Jr.      55     Chief Financial Officer and Secretary
Carl M. Good, III          55     Vice President, Research and Development
Douglas Lewis              50     Vice President and President of USDTL
James Groth (1)(2)         61     Director
Neil R. Gordon (1)(2)      51     Director
Charles R. McCarthy (3)    61     Director
--------------------------------------------------------------------------------
1.  Member of Audit Committee.
2.  Member of Compensation Committee.
3.  Elected to the Board on February 19, 1999

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

DOUGLAS LEWIS

         Mr. Lewis has been the President of USDTL since 1990 and was appointed Vice President of the Company upon the acquisition of USDTL by the Company. He has over 25 years experience in the operation and management of laboratories, which specialize in diagnostic testing for drugs of abuse. Mr. Lewis has held senior level management and consulting positions with various hospital and private laboratories in the Chicago, Illinois area. He received a Bachelor of Arts Degree in Chemistry from Grinnell College and was a Pre-Doctoral Fellow at the University of Illinois.

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

CHARLES R. MCCARTHY, JR.

         Mr. McCarthy has served as a director since February 1999. He has been counsel in the Washington D.C. law firm, O'Connor & Hannan, since 1993. He is currently a director of Interactive Technology.Com, Limited. Previously, Mr. McCarthy was General Counsel to the National Association of Corporate Directors, served as a trial attorney with the Securities and Exchange Commission, was Blue Sky Securities Commissioner for the District of Columbia and was a law professor teaching securities law topics and served as a Board member of and counsel to a number of public companies over the last 30 years.

Section 16(a) Compliance.

         Section 16(a) of the Securities Exchange Act ("SEC") of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and NASDAQ. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         Based on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during Fiscal 1999, all filing requirements applicable to its officers, directors and greater than ten-percent shareholders were complied with except the following failures to file timely reports required by Section 16(a):


         * One report (Form 4) covering 2 transactions was filed late by Peter Phildius.
         * One report (Form 4) covering 3 transactions was filed late by Douglas Scott.
         * Two reports (Form 4) covering 3 transactions were filed late by Carl Good.
         * One report (Form 3) covering 1 transaction was filed late by Douglas Lewis

ITEM 10. EXECUTIVE COMPENSATION

         Summary Compensation Table. The following table sets forth compensation earned by or paid to the Chief Executive Officer and Chief Operating Officer for Fiscal 1999 and, to the extent required by applicable Commission rules, the preceding two fiscal years. No other executive officers of the Company received annual salary and bonus in excess of $100,000 during fiscal years 1997, 1998 or 1999. All of the compensation in the table below represents management consulting fees and salary paid by the Company to PK&S for the services of Mr. Phildius and Mr. Scott.

                                    Annual Compensation
                                    -------------------         Long-Term
Name/Position              Year     Salary(1)     Bonus     Compensation Options
-------------              ----     ---------     -----     --------------------

Peter P. Phildius          1999     $150,000        0            1,450,000 (2)
(Chairman of the Board/    1998     $150.000        0              100,000 (3)
Chief Executive Officer)   1997     $150,000        0                0

Douglas W. Scott           1999     $150,000        0              850,000 (2)
(President/                1998     $150,000        0              100,000 (3)
Chief Operating Officer)   1997     $150,000        0                0

(1) Does not include $18,160, $10,417 and $62,589 reimbursed to PK&S for fiscal years 1997, 1998 and 1999, respectively, for business-related expenses incurred by Mr. Phildius and Mr. Scott on behalf of the Company.

(2) Reflects additional stock options granted to Mr. Phildius and Mr. Scott by the Company's Board of Directors in January 1999.

(3) Reflects additional stock options granted to Mr. Phildius and Mr. Scott by the Company's Board of Directors in February 1998.

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

         Stock Option Grants in Last Fiscal Year. On January 18, 1999, the Outside Directors of the Company's Board of Directors granted options to purchase the Company's common stock in the amount of 1,450,000 to Mr. Phildius and 850,000 to Mr. Scott. Such options have an exercise price of $.345 per share and will expire on January 18, 2009. Of the 2,300,000 options granted to Mr. Phildius and Mr. Scott, 380,000 are vested and exercisable, 960,000 options vest and become exercisable at the rate of 20% per year for five years and the remaining 960,000 options vest and become exercisable on the earlier of meeting certain performance objectives, retirement of optionee who has attained 65 years of age, or July 18, 2009. See "Employment Agreements" below.

         Option Exercises in Last Fiscal Year and Year-Ended Option Values. No stock options or stock appreciation rights were exercised by Mr. Scott and Mr. Phildius in Fiscal 1999.

         As of September 30, 1999, Mr. Phildius held options covering 1,800,000 shares of Common Stock, 490,000 of which are exercisable, all of which are in the money. Mr. Scott held options covering 1,200,000 shares of Common Stock, 490,000 of which are exercisable, all of which are in the money.

         Employment Agreements. Under Employment Agreements (the "Employment Agreements") which commenced on May 19, 1995, Messrs. Phildius and Scott each receive an annual salary of $150,000 (subject to cost of living increases). Pursuant to the Employment Agreements, if Messrs. Phildius and/or Scott are terminated with "Cause" (as such term is defined in the Employment Agreements) by the Company or if Messrs. Phildius and/or Scott terminate their employment as a result of a breach by the Company of its obligations under such Agreements, he will be entitled to receive his annual base salary for a period of up to 18 months following such termination. In addition, if there is a "Change of Control" of the Company (as such term is defined in the Employment Agreements) and, within two years following such "Change of Control", either of Messrs.

Phildius or Scott is terminated without cause by the Company or terminates his employment as a result of a breach by the Company, such executive will be entitled to certain payments and benefits, including the payment, in a lump sum, of an amount equal to up to two times the sum of (i) the executive's annual base salary and (ii) the executive's most recent annual bonus (if any). In addition, pursuant to the Employment Agreements, which have a three-year term (subject to extension), Messrs. Phildius and Scott are each entitled to annual bonus payments of up to $150,000 if the Company achieves certain levels of Pre-tax Income (as such term is defined in such Agreements). The stock options granted under the Employment Agreements (covering an aggregate of 203,000 shares) were canceled by the Company, and new options to purchase an aggregate of 380,000 shares of the Company's Common Stock at an exercise price of $0.59 per share were granted unconditionally and independently of the Employment Agreements. Such options expired on June 16, 1999 and were replaced by the Company in with options, which are vested and exercisable, to purchase an aggregate of 380,000 shares of the Company's common stock at $.345 per share until January 18, 2009. In July 1995, the Company's Board of Directors granted additional options in the amount of 250,000 to Mr. Phildius and 250,000 to Mr. Scott at exercise prices of $.375 per share until July 12, 2005. These options, which are vested and exercisable, were canceled and replaced during Fiscal 1998 with options having the same expiration dates and exercise prices of $.25 per share.

         Director Compensation. The Company presently pays its non-management directors $500 for each Board and Committee meeting, which they attend plus a travel fee of $250 if they must travel outside of the area to attend the meeting. In consideration of the fact that the Company does not pay its non-management directors an annual retainer, the Company adopted a directors' plan (the "Directors' Plan"), which was approved by the Stockholders on May 18, 1995. Under the Directors' Plan, each non-management director is to be granted options covering 5,000 shares of the Company's Common Stock initially upon election of the Board, and each year in which he/she is selected to serve as a director. On June 16, 1994, the Board of Directors granted to each member of the Special Independent Committee options to purchase 10,000 shares of the Company's Common Stock at an exercise price of $0.59 per share, representing the fair market value of the Company's Common Stock on the date of such grant. Such options represent an initial special grant as well as the grant for calendar year 1995. Such options became effective on May 19, 1995, the consummation of the Merger. In March 1997, each non-management director received a grant of 5,000 options for calendar year 1997 with an exercise price of $0.83 per share, representing the fair market value of the Company Common Stock on the date of such grant. During Fiscal 1998, all options described above were canceled and replaced with options that have an exercise price of $.25 per share with no change in the expiration dates. Also during Fiscal 1998, the Company's Outside Directors were each granted options to purchase 70,000 shares of the Company's Common Stock at an exercise price of $.25 per share until February 4, 2008. These new options vest and become exercisable on the basis of 50% on February 4, 1999 and 50% on February 4, 2000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the number of shares of the Company's Common Stock beneficially owned as of December 31, 1999 by (i) each person believed by the Company to be the beneficial owner of more that 5% of the outstanding Company Common Stock; (ii) each director of the Company; (iii) the Company Chief Executive Officer and its four most highly compensated executive officers (other than the Chief Executive Officer) who earn over $100,000 a year (of which there was one); and (iv) all directors and executive officers of the Company as a group. Beneficial ownership by the Company's stockholders has been determined in accordance with the rules promulgated under Section 13(d) of the Securities Exchange Act of 1934, as amended. All shares of the Company Common Stock are owned both of record and beneficially, unless otherwise indicated.

Name and Address of Beneficial Owner (1)                              No. Owned           %
----------------------------------------                              ---------           -
Peter P. Phildius (2)(3)(5)(14)                                        4,294,822         16.2
Douglas W. Scott (2)(4)(5)                                             3,087,215         11.8
Phildius, Kenyon & Scott("PK&S") (2)(5)                                1,342,460          5.3
James Groth (2)(6)(9)                                                    164,699           *
Neil R.Gordon (2)(7)                                                     238,333           *
Charles R. McCarthy (2)(10)                                              172,620           *
GIN99 LLC (11)                                                         9,764,500         28.2
David Brown (12)                                                       4,950,000         16.6
Alan Aker (13)                                                         1,439,160          5.5
All directors and executive officers
  as a group (3)(4)(5)(6)(7)(8)(9)(10)(14)(15)(16)                     7,975,786         29.2

*  Indicates beneficial ownership of less than one (1%) percent.


(1) Information with respect to holders of more than five (5%) percent of the outstanding shares of the Company's Common Stock was derived from, to the extent available, Schedules 13D and the amendments thereto on file with the Commission and the Company's records regarding Preferred Stock issuances.

(2) The business address of such persons, for the purpose hereof, is c/o Avitar, Inc., 65 Dan Road, Canton, MA 02021.

(3) Includes 1,597,530 shares of the Company's Common Stock, options and warrants to purchase 1,163,492 shares of the Company's Common Stock and preferred stock convertible into 191,340 shares of the Company's Common Stock. Also includes the securities of the Company beneficially owned by PK&S as described below in Note 5.

(4) Includes 644,911 shares of the Company's Common Stock, options and warrants to purchase 908,504 shares of the Company's Common Stock and preferred stock convertible into 191,340 shares of the Company's Common Stock. Also includes the securities of the Company beneficially owned by PK&S as described below in Note 5.

(5) Represents ownership of 1,099,895 shares of the Company's Common Stock and options and warrants to purchase 242,565 shares of the Company's Common Stock. PK&S is a partnership of which Mr. Phildius and Mr.
     Scott are general partners.

(6) Includes 74,699 shares of the Company's Common Stock and options to purchase 90,000 shares of the Company's Common Stock.

(7) Includes 68,333 shares of the Company's Common Stock, warrants to purchase 100,000 shares of the Company's Common Stock granted to such director under a consulting agreement to provide services to the Company and options to purchase 70,000 shares of the Company's Common Stock.

(8) Includes 1,025,307 shares of the Company's Common Stock and options to purchase 335,250 shares of the Company's Common Stock beneficially owned by Jay C. Leatherman, Jr., Carl Good and Doug Lewis, executive officers of the Company.

(9) Does not include 10,929 shares of the Company's Common Stock owned by a trust established for Mr. Groth's children, all of which he disclaims beneficial ownership.

(10) Represents 2,000 shares of the Common Stock, preferred stock convertible into 70,620 shares of the Common Stock and warrants to purchase 100,000 shares of the Common Stock.

(11) The address for such entity is c/o Rogers and Wells LLP, 200 Park Avenue, New York, NY 10166. Represents preferred stock convertible into 7,364,500 shares of the Common Stock and warrants to purchase 2,400,000 shares of the Common Stock.

(12) The business address for such person is 4101 Evans Avenue, Fort Meyers, FL 33901. Represents preferred stock convertible into 3,750,000 shares of the Common Stock and warrants to purchase 1,200,000 shares of the Common Stock.

(13) The business address for such person is 1445 Northwest Boca Raton, Boca Raton, FL 33432. Represents preferred stock convertible into 839,160 shares of the Common Stock and warrants to purchase 600,000 shares of the Common Stock.

(14) Does not include 67,000 shares of the Common Stock owned by Mr. Phildius' wife, all of which he disclaims beneficial ownership.

(15) Does not include 15,000 shares of the Common Stock owned by Mr. Scott's children, all of which he disclaims beneficial ownership.

(16) Does not include 1,123,243 shares of the Common Stock owned by Mr. Lewis' wife, all of which he disclaims beneficial ownership.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         PK&S, a 5.3 % beneficial owner of the Company, provided consulting services to the Company from September 1989 to May 1995. On May 28, 1992, the Company entered into a written consulting agreement with PK&S, which reflected the provisions of a previous oral agreement approved by the Company's Board of Directors in October 1990. Pursuant to its arrangement with the Company, PK&S provided the services of each of Messrs. Phildius and Scott to the Company for approximately 20 hours per week. Under the terms of the current employment agreements with Peter Phildius and Douglas Scott described above, the Company pays their salaries and related expenses directly to PK&S. The aggregate of consulting fees, salaries, fringe benefits and reimbursement of expenses paid to PK&S by the Company for fiscal years 1999, 1998 and 1997 totaled $387,310, $335,137 and $318,160 respectively.

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

         From April-October 1997, officers and affiliates of the Company made loans to the Company totaling $428,723 with interest payable at 10% per annum. Of these loans, $368,723 was due on or before September 30, 1997 with the balance of $60,000 due on or before January 31, 1998. In November 1997, loans in the total amount of $60,000 (plus the accrued interest thereon) due on or before January 31, 1998 were repaid. In March 1998, these loans totaling $368,723 plus accrued interest thereon of approximately $31,000 were repaid by the Company with 1,818,020 shares of the Company's common stock and warrants to purchase 400,000 shares of the Company's common stock for $.28 per share until March 2003.

         In October 1996, the Company entered into a consulting agreement with N.R. Gordon & Company, Inc. Neil Gordon, a member of the Company's Board of Directors, is the President of N.R. Gordon and Company, Inc. Under this agreement, N.R. Gordon & Company, Inc. provided financial consulting services for which it received 50,000 warrants at an exercise price of $0.93 per share and is paid $100.00 per hour for all services performed. In addition, N.R. Gordon & Company, Inc. is entitled to receive commissions for certain capital raising services. During Fiscal 1998, Company canceled the 50,000 warrants granted to N.R. Gordon & Company in 1996 and replaced them with 100,000 warrants to purchase the Company's Common Stock for $.25 per share until October 2001.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

Exhibit No.                               Document
-----------                               --------

   (D) 2.1 Asset Purchase Agreement made as of October 24,1997 by and among Prompt Associates, Inc., Managed Health Benefits Corporation, and Avitar, Inc.

   (E) 2.2 Purchase and Sale Agreement made as of June 30, 1999 by and among Avitar, Inc., Douglas Lewis, Veronica Lewis and United States Drug Testing Laboratories, Inc.

   (F) 3.1 Certificate of Amendment of the Certificate of Incorporation of the Company dated June 23, 1999.

       4.1 Certificate of Designations, Rights and Preferences of Series B Redeemable Convertible Preferred Stock

   (A) 10.1 Employment Agreement between MHB and Peter P. Phildius, dated as of July 23, 1993.

   (B) 10.2    Amended and Restated Employment Agreement between MHB and Peter
               P. Phildius, dated as of August 15, 1994.

   (A) 10.3 Employment Agreement between MHB and Douglas W. Scott, dated as of July 23, 1993.

   (B) 10.3.1  Amended and Restated Employment Agreement between MHB and Douglas
               W. Scott, dated as of August 15, 1994.

   (B) 10.4.1  Form of Warrant Agreement respecting the Class A Warrants between the Company and Continental Stock Transfer and Trust Company

   (C) 10.5 Agreement between the Company and Simplex Medical Systems, Inc. dated March 14, 1996

   10.6 Form of Subscription Agreement between the Company and parties purchasing preferred stock during Fiscal 1998 and Fiscal 1999

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

(E) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Current Report dated July 14, 1999 (Commission File No. 0-20316), and incorporated herein by reference.

(F) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Quarterly Report for the fiscal quarter ended June 30, 1999 (Commission File No. 0-20316), and incorporated herein by reference.

(b)   Reports on Form 8-K:

         On July 14, 1999, the Company filed with the Securities and Exchange Commission a Current Report on Form 8K and 8K/A reporting on Items 2 and 7.

         On September 22, 1999, the Company filed with the Securities and Exchange Commission a Current Report on Form 8K/A reporting on Item 7.

                                   SIGNATURES

         In accordance with Section 13 of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:            January 12, 1999

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

Name                                                Title                                Date
----                                                -----                                ----
/s/     Peter P. Phildius                 Chairman of the Board and                January 12, 1999
------------------------------------       Chief Executive Officer
Peter P. Phildius                       (Principal Executive Officer);
                                                 and Director

/s/     Douglas W. Scott                President and Chief Operating              January 12, 1999
------------------------------------         Officer and Director
Douglas W. Scott

/s/     J.C. Leatherman, Jr.             Chief Financial Officer and               January 12, 1999
------------------------------------    Secretary (Principal Financial
J.C. Leatherman, Jr.                       and Accounting Officer)

/s/     Neil R. Gordon
------------------------------------               Director                        January 12, 1999
Neil R. Gordon

/s/     James Groth                                Director                        January 12, 1999
------------------------------------
James Groth


/s/    Charles R. McCarthy                         Director                        January 12, 1999
---------------------------
Charles R. McCarthy

                         Exhibit Index

Exhibit No.                                        Document                                        Page No.
-----------                                        --------                                        --------

  (D) 2.1       Asset Purchase Agreement made as of October
                24,1997 by and among Prompt Associates, Inc.,
                Managed Health Benefits Corporation, and Avitar,
                Inc.
  (E) 2.2       Purchase and Sale Agreement made as of June 30,
                1999 by and among Avitar, Inc., Douglas Lewis,
                Veronica Lewis and United States Drug Testing
                Laboratories, Inc.
  (F) 3.1       Certificate of Amendment of the Certificate of Incorporation of the Company
                dated June 23, 1999.
      4.1       Certificate of Designations, Rights and Preferences of Series B
                Redeemable Convertible Preferred Stock
  (A) 10.1      Employment Agreement between MHB and Peter P. Phildius, dated as of July 23,
                1993.
  (B) 10.2      Amended and Restated Employment Agreement between MHB and Peter P. Phildius, dated as of August 15, 1994.
  (A) 10.3      Employment Agreement between MHB and Douglas W. Scott, dated as of July 23,
                1993.
  (B) 10.3.1    Amended and Restated Employment Agreement
                between MHB and Douglas W. Scott, dated as of August
                15, 1994.
  (B) 10.4.1    Form of Warrant Agreement respecting the Class A Warrants
                between the Company and Continental Stock Transfer and Trust Company
  (C) 10.5      Agreement between the Company and Simplex Medical Systems, Inc. dated March
                14,1996
      10.6      Form of Subscription Agreement between the Company
                and parties purchasing preferred stock during Fiscal
                1998 and Fiscal 1999
      21.1      Subsidiaries of the Company.
      23.1      Consent from BDO Seidman, LLP
      27.1      Financial Data Schedule

--------------------------------------
(A) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Registration Statement on Form S-4 (Commission File No. 33-71666), and incorporated herein by reference.

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

(E) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Current Report dated July 14, 1999 (Commission File No. 0-20316), and Incorporate herein by reference.

(F) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Quarterly Report for the fiscal quarter ended June 30, 1999 (Commission File No. 0-20316), and incorporated herein by reference.