Form 10QSB
period 1999-12-31
AVITAR INC /DE/
filed 2000-02-14
CIK 814008

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1999.

[ ]   Transition report pursuant to Section 13 or 15(d) of the Exchange act for
      the transition period from                       to
                                 ---------------------    ---------------------

Commission File Number:  0-20316
                       -------------

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

                            COMMON STOCK: 26,049,836
                             AS OF FEBRUARY 11, 1999

Transitional Small Business Disclosure Format
(Check One):        [ ] Yes       ;         [x] No



                               Page 1 of 19 pages
                      Exhibit Index is on page 17 hereof.

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

                          PART I FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

                                      Avitar, Inc. and Subsidiaries
                                       Consolidated Balance Sheet
                                            December 31, 1999
                                               (Unaudited)


                                                                                                   Pro Forma
                                                                                                  (Unaudited)
                                                                                                   (Note 6)
---------------------------------------------------------------------------------------------    -------------
                                                 ASSETS
                                                 ------
CURRENT ASSETS:
     Cash and cash equivalents                                                   $     76,623    $  2,366,641
     Accounts receivable                                                              507,325         507,325
     Inventories                                                                      330,187         330,187
     Prepaid expenses and other                                                       283,844         283,844
     Preferred stock subscription receivable                                          100,000         100,000
                                                                                 ------------    ------------
          Total current assets                                                      1,297,979       3,587,997

PROPERTY AND EQUIPMENT, net                                                           364,685         364,685
GOODWILL, net                                                                       2,676,104       2,676,104
OTHER ASSETS                                                                          329,387         329,387
                                                                                 ------------    ------------
          Total                                                                  $  4,668,155    $  6,958,173
                                                                                 ============    ============

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
                                  ------------------------------------
CURRENT LIABILITIES:
     Notes payable                                                               $    398,147    $    398,147
     Accounts payable                                                               1,084,005       1,084,005
     Accrued expenses                                                                 548,051         548,051
     Current portion of long-term debt                                                129,434         129,434
                                                                                 ------------    ------------
          Total current liabilities                                                 2,159,637       2,159,637

LONG TERM DEBT, LESS CURRENT PORTION                                                  131,802         131,802
                                                                                 ------------    ------------
          Total liabilities                                                         2,291,439       2,291,439
                                                                                 ------------    ------------

COMMITMENTS

STOCKHOLDERS' EQUITY:
     Series A, B and C convertible preferred stock, $.01 par value; authorized
         5,000,000 shares; 1,816,736 shares issued and
         outstanding                                                                   18,167          21,319
     Common Stock, $.01 par value; authorized 75,000,000 shares;
          25,292,316 shares issued and outstanding                                    252,923         259,440
     Additional paid-in capital                                                    25,414,049      27,694,398
     Accumulated deficit                                                          (22,951,955)    (22,951,955)
                                                                                 ------------    ------------
                                                                                    2,733,184       5,023,202
     Less preferred stock subscription receivable                                    (356,468)       (356,468)
                                                                                 ------------    ------------
          Total stockholders' equity                                                2,376,716       4,666,734
                                                                                 ------------    ------------
          Total                                                                  $  4,668,155    $  6,958,173
                                                                                 ============    ============


          See accompanying notes to consolidated financial statements.

                         Avitar, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                                  (Unaudited)

--------------------------------------------------------------------------------
                                                 THREE MONTHS ENDED DECEMBER 31,
                                                 -------------------------------
                                                     1999              1998
                                                 ------------      ------------

SALES                                            $    807,664      $    484,097
                                                 ------------      ------------

OPERATING EXPENSES
     Cost of sales                                    625,450           468,269
     Selling, general and administrative              991,927           340,740
     Research and development                         326,209           124,730
     Amortization of goodwill                          70,424              --
                                                 ------------      ------------
          Total operating expenses                  2,014,010           933,739
                                                 ------------      ------------

LOSS FROM OPERATIONS                               (1,206,346)         (449,642)
                                                 ------------      ------------

OTHER INCOME (EXPENSE)
     Interest income                                    6,730              --
     Interest expense and financing costs             (28,732)          (41,863)
     Other income                                      18,000            24,000
                                                 ------------      ------------
          Total other income (expense)                 (4,002)          (17,863)
                                                 ------------      ------------

NET LOSS                                         $ (1,210,348)     $   (467,505)
                                                 ============      ============

BASIC AND DILUTED NET LOSS PER SHARE (Note 5)    $      (0.05)     $      (0.03)
                                                 ============      ============

WEIGHTED AVERAGE
     NUMBER OF COMMON SHARES OUTSTANDING           24,718,727        17,481,720
                                                 ============      ============


          See accompanying notes to consolidated financial statements.

                         Avitar, Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Equity
                      Three Months Ended December 31, 1999
                                  (Unaudited)


--------------------------------------------------------------------------------------------------------------------------
                                                      Preferred Stock                 Common Stock
                                              ----------------------------    ---------------------------
                                                                                                             Additional
                                                   Shares        Amount           Shares        Amount     paid-in capital
----------------------------------------------------------    ------------    ------------   ------------  ---------------
Balance at September 30, 1999                    1,720,095    $     17,201      24,498,642   $    244,987   $ 24,450,661

Exercise of warrants                                  --              --           500,000          5,000        191,025

Sale of Series C preferred stock                   125,333           1,253            --             --          750,747

Conversion of Series B preferred stock
    into common stock                              (29,231)           (292)        292,310          2,923         (2,631)

Exercise of stock options                             --              --             1,364             13            792

Reclassification of preferred stock
    subscription receivable

Payment of preferred stock dividend, Series
    B preferred stock                                  539               5            --             --           11,455

Value of warrants issued in connection
    with Series C preferred stock sales               --              --              --             --           12,000

Net loss                                              --              --              --             --                0
----------------------------------------------------------    ------------    ------------   ------------   ------------

Balance at December 31, 1999                     1,816,736    $     18,167      25,292,316   $    252,923   $ 25,414,049
==========================================================    ============    ============   ============   ============


---------------------------------------------------------------------------
                                                               Preferred
                                                                 Stock
                                               Accumulated    Subscription
                                                 deficit       Receivable
                                              ------------    ------------
Balance at September 30, 1999                 $(21,718,147)   $   (456,468)

Exercise of warrants                                  --              --

Sale of Series C preferred stock                      --              --

Conversion of Series B preferred stock
    into common stock                                 --              --

Exercise of stock options                             --              --

Reclassification of preferred stock
    subscription receivable                           --           100,000

Payment of preferred stock dividend, Series
    B preferred stock                              (11,460)           --

Value of warrants issued in connection
    with Series C preferred stock sales            (12,000)           --

Net loss                                        (1,210,348)           --
                                              ------------    ------------

Balance at December 31, 1999                  $(22,951,955)   $   (356,468)
                                              ============    ============



          See accompanying notes to consolidated financial statements.

                         Avitar, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (Unaudited)


----------------------------------------------------------------------------------------------------------------
                                                                                 THREE MONTHS ENDED DECEMBER 31,
                                                                                 -------------------------------
                                                                                      1999           1998
                                                                                   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                                                      $(1,210,348)   $  (467,505)
     Adjustments to reconcile net loss to net cash used in operating activities:
               Depreciation and amortization                                            41,098         31,895
               Amortization of goodwill                                                 70,424
               Non cash charges for consulting services                                   --           10,996
               Changes in operating assets and liabilities:
                     Accounts receivable                                               (48,466)        31,909
                     Prepaid expenses and other current assets                          (5,842)        66,595
                     Other assets                                                       36,684           --
                     Accounts payable and accrued expenses                             157,478         80,373

                                                                                   -----------    -----------
                          Net cash used in operating activities                       (958,972)      (245,737)
                                                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchases of property and equipment                                                (91,563)          --
                                                                                   -----------    -----------

                          Net cash used in investing activities                        (91,563)          --
                                                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Repayment of notes payable and long-term debt                                    (102,430)       (39,750)
     Sales of preferred stock and warrants                                             752,000        285,000
     Exercise of stock options and warrants                                            196,830           --
                                                                                   -----------    -----------

                     Net cash provided by financing activities                         846,400        245,250
                                                                                   -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (204,135)          (487)

CASH AND CASH EQUIVALENTS, beginning of the period                                     280,758         12,483
                                                                                   -----------    -----------

CASH AND CASH EQUIVALENTS, end of the period                                       $    76,623    $    11,996
                                                                                   ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during period:
          Income taxes                                                             $      --      $     2,456
          Interest                                                                 $    26,528    $    41,681



          See accompanying notes to consolidated financial statements.

                          AVITAR, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
================================================================================

1.    BASIS OF PRESENTATION

           Avitar, Inc. ("Avitar" or the "Company"), through its wholly-owned subsidiary, Avitar Technologies Inc. ("ATI") develops, manufactures, markets and sells diagnostic test products and proprietary hydrophilic polyurethane foam disposables fabricated for medical, diagnostics, dental and consumer use. During Fiscal Year 1999, the Company completed the development and began marketing OralScreen(TM), innovative point of care oral fluid drugs of abuse tests that use the Company's foam as the means for collecting the oral fluid sample.

           On July 9, 1999, the Company completed its acquisition of United States Drug Testing Laboratories, Inc. (`USDTL"), which became a wholly-owned subsidiary of Avitar. USDTL operates a certified laboratory and provides specialized drug testing services primarily utilizing hair as the sample.

           The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-QSB and Regulation S-B (including Item 310(b) thereof). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 1999 are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 2000. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended September 30, 1999.

2.    INVENTORIES

      At December 31, 1999, inventories consist of the following:

                       Raw Materials                      $108,504
                       Work-in-Process                     110,831
                       Finished Goods                      110,852
                                                          --------
                              Total                       $330,187
                                                          ========

3.    MAJOR CUSTOMERS

      Customers in excess of 10% of total sales are:

                                             Three Months Ended December 31,
                                             -------------------------------
                                               1999                   1998
                                             --------               --------
             Customer A                      $106,817               $134,534
             Customer B                          *                   115,354
             Customer C                          *                    56,026
             Customer D                       112,500                      0

           *Customer was not in excess of 10% of total sales in 1999.

4.    PREFERRED STOCK

      During the quarter ended December 31, 1999, the Company sold 125,333 shares of Series C convertible preferred stock and received proceeds of approximately $752,000. In connection with the sale of the preferred stock, the Company issued to the holders of the preferred stock warrants to purchase 125,333 shares of the Company's common stock at exercise prices of $2.45 to $3.38 per share for three years. The value of the warrants issued amounted to approximately $12,000. On the anniversary dates of their investment, the holders of the Series C convertible preferred stock may convert their investment into shares of the Company's common stock based on the average closing price of the Company's common stock for the five trading days immediately prior to the date of the conversion. The holders of the Series C convertible preferred stock are entitled to receive royalty payments which are based on 5% of the revenues received by the Company for disease testing products that are developed pursuant to an oral fluid disease testing development program to be undertaken by the Company.

      For the three months ended December 31, 1999, holders of the Series B convertible preferred stock converted 29,231 shares of their preferred stock into 292,310 shares of the Company's common stock.. Preferred stock dividends related to the Series B convertible preferred stock for the three months ended December 31, 1999 amounted to $66,295. As of December 31, 1999, the total amount of unpaid and undeclared dividends was $324,943.

5.  EARNINGS PER SHARE

      The following data show the amounts used in computing earnings per share:


                                                                 1999         1998
                                                              -----------  -----------
                     Net loss                                 $(1,210,348) $  (467,505)
                     Less:
                        Preferred Stock Dividends                 (66,295)        --
                        Value of warrants issued in
                            connection with Series C
                            preferred stock sales                 (12,000)        --
                                                              -----------  -----------



                     Loss available to common
                        stockholders  used in basic and
                        diluted EPS                           $(1,288,643) $  (467,505)
                                                              ===========  ===========

                     Weighted average number of
                        common shares outstanding              24,718,727   17,481,720
                                                              ===========  ===========


6.    SUBSEQUENT EVENTS

      Since December 31, 1999 the Company sold 315,167 shares of Series C convertible preferred stock and received proceeds of $1,891,000. The terms of this preferred stock are described above in Note 4. In connection with the sale of the preferred stock, the Company issued to the holders of the Series C convertible preferred stock warrants to purchase 315,167 shares of the Company's common stock at exercise prices of $4.50 to $5.93 per share for 3 years. During the same period, the Company received proceeds of approximately $399,000 from the exercise of stock options and warrants to purchase approximately 651,700 shares of the Company's common stock. Due to the significant amount of capital raised since December 31, 1999, a pro forma balance sheet has been presented to reflect the impact of these additional funds as if the proceeds were received by December 31, 1999. The Company anticipates that it will have a net loss from operations of approximately $310,000 for the month of January 2000.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

      The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing elsewhere in this report.

RESULTS OF OPERATIONS

Revenues

      Sales for the three months ended December 31, 1999 increased $323,567 or approximately 67 %, to $807,664 from $484,097 for the corresponding period of the prior year. The change for the three months ended December 31, 1999 primarily reflect the increase in sales of its OralScreen(TM) products and sales of USDTL of $287,933.

Operating Expenses

      Cost of sales for the three months ended December 31, 1999 were approximately 77% of sales which compares to the cost of sales of 97% for the three months ended December 31, 1998. The improvement in the ratio of direct cost to sales for the quarter ended December 31, 1999 was primarily due to the increase in sales described and the change in the product mix.

      Selling, general and administrative expenses for the three months ended December 31, 1999 increased $651,187, or approximately 191%, to $991,927 from $340,740 for the corresponding period of the prior year. The increase for the three month period ended December 31, 1999 continued to reflect the expanded sales, marketing and administrative efforts associated with the Company's OralScreen(TM) products and the selling, general and administrative expenses of USDTL of $129,540.

      Expenses for research and development for the three months ended December 31, 1999 amounted to $326,209 compared to $124,730 for the corresponding period of the prior year. The increase of $201,479, or approximately 162%, was primarily attributable to the increased research and development activities related to the Company's OralScreen(TM) products.

      For the three months ended December 31, 1999, amortization of goodwill was $70,424 which resulted from the Company's acquisition of USDTL. No amortization of goodwill occurred during the three months ended December 31, 1998.

   Other Income and Expense

      Interest income amounted to $ 6,730 for the quarter ended December 31, 1999 compared to no interest income for the same period of the prior year. The increase resulted primarily from the interest earned on cash management accounts.

      Interest expense and financing costs were $28,732 for the three months ended December 31, 1999 compared to $41,863 incurred during the three months ended December 31, 1998. This decrease resulted from reduced interest expense on loans from banks and related parties.

      For the three months ended December 31, 1999, other income amounted to $18,000 as compared to other income of $24,000 for the three months ended December 31, 1998. This change is mainly a result of lower rental income from the lease of excess square feet in the Company's facility.

   Net Loss

      Primarily as a result of the factors described above, the Company had a net loss of $1,210,348, $ .05 per basic and diluted share, for the three months ended December 31, 1999, as compared to net loss of $467,505, $ .03 per basic and diluted share, for the three months ended December 31, 1998.

FINANCIAL CONDITION AND LIQUIDITY

      At December 31, 1999 and September 30, 1999 the Company had working capital deficiencies of $961,658 and $738,755, respectively, and cash and cash equivalents of $76,623 and $280,758 respectively. Net cash used in operating activities during the three months ended December 31, 1999 amounted to $958,972 resulting primarily from a net loss of $1,210,348, an increase in accounts receivable of $48,466 and an increase in prepaid expenses and other current assets of $5,842; partially offset by depreciation and amortization of $41,098, amortization of goodwill of $70,424, a decrease in other assets of $36,684 and increases in accounts payable and accrued expenses of $157,478. Net cash provided by financing and investing activities during the three months ended December 31, 1999 amounted to $754,837 which included proceeds from the sale of preferred stock and warrants of $752,000 and proceeds from the exercise of stock options and warrants of $196,830; offset in part by the repayment of notes payable and long term debt of $102,430 and purchases of property and equipment of $91,563.

      Since October 1999, the Company received proceeds of approximately $2,642,000 from the sale of 440,500 shares of Series C Convertible Preferred Stock and of warrants to purchase 440,500 shares of the Company's common stock at exercise prices of $2.45 -$5.93 per share for a period of three years. During the same period the Company received proceeds of approximately $596,000 from the exercise of stock options and warrants to purchase 1,153,064 shares of the Company's common stock. From February through May 2000, the Company expects proceeds of approximately $3,000,000 to $3,500,000 from the remaining warrants issued in connection with the Series B convertible preferred stock. Currently, all such warrants are in the money. In addition, the Company is attempting to raise up to $1,000,000 from the sales of equity securities. The Company plans to use the proceeds from these financings and warrant exercises to provide the working capital and capital equipment funding to operate the Company, to expand the Company's business and to pursue the development of oral fluid diagnostic testing for diseases. However, there can be no assurance that these financings will be achieved or that the remaining warrants will be exercised.

      For the balance of fiscal year 2000, the Company's cash requirements are expected to include primarily the funding of operating losses, the payment of outstanding accounts payable, the repayment of certain notes payable, the funding of operating capital to grow the Company's drugs of abuse testing products and the initial funding for the development of oral fluid diagnostic testing products for diseases.

      Operating revenues of the Company (exclusive of revenues from USDTL) grew 7% during the first quarter of Fiscal 2000 and are expected to grow at a more rapid pace during the remainder of Fiscal 2000 as the Company continues to increase the shipments of its OralScreen(TM) products and grows the business of USDTL. Based on current sales, expense and cash flow projections, the Company believes that the current level of cash and short term investments on hand and a portion of the anticipated net proceeds from the financing mentioned above would be sufficient to fund operations until the Company achieves profitability. There can be no assurance that the Company will consummate the above-mentioned financing, or that all of the proceeds expected from the financing or exercise of warrants will be obtained. Once the Company achieves profitability, the longer-term cash requirements of the Company to fund operating activities, purchase capital equipment, expand the existing business and develop new products are expected to be met by the anticipated cash flow from operations and proceeds from the financing and warrant exercises described above. However, because there can be no assurances that sales will materialize as forecasted, management will continue to closely monitor and attempt to control costs at the Company and will continue to actively seek additional capital as necessary.

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

      The Company has completed its review concerning the ability of its internal information systems, including its internal accounting systems, to handle date information and function appropriately from and after January 1, 2000. The final step to become Year 2000 compliant, which involves the implementation of new software at USDTL, is underway and is expected to be complete by March 15, 2000.

                            PART II OTHER INFORMATION

ITEM 2.   CHANGE IN SECURITIES AND USE OF PROCEEDS

      During the quarter ended December 31, 1999, the Company sold to private investors 125,333 shares of Series C Convertible Preferred Stock and received cash proceeds of approximately $752,000. In connection with the sale of this preferred stock, the Company issued to the holders of the preferred stock warrants to purchase 125,333 shares of the Company's common stock at an exercise price of $2.45 to $3.38 per share for a period of three years. On the anniversary dates of their investment, the holders of the Series C convertible preferred stock may convert their investment into shares of the Company's common stock based on the average closing price of the Company's common stock for the five trading days immediately prior to the date of the conversion. The holders of the Series C convertible preferred stock are entitled to receive royalty payments which are based on 5% of the revenues received by the Company for disease testing products that are developed pursuant to an oral fluid disease testing development program to be undertaken by the Company. In addition the Company issued 500,000 shares of common stock in connection with the exercise of warrants for which it received proceeds of approximately $196,000. The exemption for registration of these securities is based upon Section 4(2) of the Securities Act.

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


                                  AVITAR, INC.
                                  (Registrant)




Dated:  February 14, 2000                          /S/ Peter P. Phildius
                                                   -----------------------------
                                                   Peter P. Phildius
                                                   Chairman and Chief
                                                   Executive Officer
                                                   (Principal Executive Officer)



Dated:  February 14, 2000                          /S/ J.C. Leatherman, Jr.
                                                   -----------------------------
                                                   J.C. Leatherman, Jr.
                                                   Chief Financial Officer
                                                   (Principal Accounting and
                                                   Financial Officer)

                                 EXHIBIT INDEX
================================================================================


Exhibit No.           Document                                  Page
-----------           --------                                  ----
27.2                  Financial Data Schedule                   18