Form 10QSB
period 2000-03-31
AVITAR INC /DE/
filed 2000-05-15
CIK 814008

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000.

[ ]  Transition  report  pursuant to Section 13 or 15(d) of the Exchange act for
the              transition              period              from             to

Commission File Number:    0-20316
                         -----------

                                  Avitar, Inc.
            --------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

          Delaware                                            06-1174053
----------------------------------------------------------------------------
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                       Identification No.)

65 Dan Road, Canton, Massachusetts                          02021
----------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

                                 (781) 821-2440
                                  -------------
                          (Issuer's telephone number)


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

                            COMMON STOCK: 28,764,367
                               AS OF MAY 12, 2000

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

PART I   FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

                          Avitar, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                 March 31, 2000
                                   (Unaudited)

   ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                          $1,488,213
Accounts receivable, net                                              716,685
Inventories                                                           425,358
Prepaid expenses and other current assets                             107,202
                                                                  ------------
Total current assets                                                2,737,458

PROPERTY AND EQUIPMENT, net                                           345,350
GOODWILL, net                                                       2,605,681
 OTHER ASSETS                                                         293,665
                                                                  ------------
        Total                                                      $5,982,154
                                                                  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable                                                        $335,699
Accounts payable                                                      756,358
Accrued expenses                                                      486,570
Current portion of long-term debt                                     109,317
                                                                  ------------
Total current liabilities                                           1,687,944

LONG TERM DEBT, LESS CURRENT PORTION                                  115,248

                                                                  ------------
Total liabilities                                                   1,803,192
                                                                  ------------

  COMMITMENTS

STOCKHOLDERS' EQUITY:
Series A, B and C convertible preferred stock,
 $.01 par value; authorized 5,000,000 shares;
 2,063,348 shares issued and outstanding                               20,634
Common Stock, $.01 par value; authorized 75,000,000 shares;
 28,032,187 shares issued and outstanding                             280,322
Additional paid-in capital                                         29,190,675
Accumulated deficit                                               (24,956,201)
                                                                  ------------
                                                                    4,535,430
Less preferred stock subscription receivable                         (356,468)
                                                                  ------------
Total stockholders' equity                                          4,178,962
                                                                  ------------
        Total                                                      $5,982,154
                                                                  ============




See accompanying notes to consolidated financial statements.

                          Avitar, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                        THREE MONTHS ENDED MARCH 31,       SIX MONTHS ENDED MARCH 31,
                                                      ------------------------------      ----------------------------
                                                           2000           1999              2000               1999
                                                      ------------------------------      ----------------------------

        SALES                                            $812,545        $481,419        $1,620,209         $965,516
                                                      ------------       ---------       -----------        ---------
OPERATING EXPENSES
Cost of sales                                             719,526         364,957         1,344,976          833,226
Selling, general and administrative expenses            1,492,196         428,359         2,484,123          769,099
Research and development expenses                         316,999         157,986           643,208          282,716
Amortization of goodwill                                   70,424              --           140,848               --
                                                      ------------    ------------     -------------     ------------
Total operating expenses                                2,599,145         951,302         4,613,155        1,885,041
                                                      ------------    ------------     -------------     ------------

INCOME (LOSS) FROM OPERATIONS                          (1,786,600)       -469,883        (2,992,946)        -919,525
                                                      ------------    ------------     -------------     ------------

OTHER INCOME (EXPENSE)
Interest income                                             1,669               0             8,399                0
Interest expense and financing costs                      (13,693)        -48,278           (42,425)         (90,141)
Other income, net                                           9,516          30,756            27,516           54,766
                                                      ------------                     -------------    -------------
Total other income (expense)                               (2,508)        -17,522            (6,510)         (35,375)
                                                      ------------    ------------     -------------    -------------

NET LOSS                                              $(1,789,108)      $(487,405)      $(2,999,456)       $(954,900)
                                                      ============    ============     =============    =============

BASIC AND DILUTED NET LOSS PER SHARE (Note 6)              $(0.08)         ($0.03)           $(0.13)          $(0.06)
                                                      ============    ============     =============    =============

WEIGHTED AVERAGE
NUMBER OF COMMON SHARES OUTSTANDING                    26,423,839      18,558,353        25,581,927       18,028,977
                                                      ============    ============     =============    =============



See accompanying notes to consolidated financial statements.

                          Avitar, Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Equity

                         Six Months Ended March 31, 2000
                                   (Unaudited)

                                                  Preferred Stock                 Common Stock
                                                                                                          Additional
                                               Shares       Amount           Shares        Amount       paid-in capital
--------------------------------------------------------------------------------------------------------------------------

Balance at September 30, 1999               1,720,095      $17,201        24,498,642       $244,987         $24,450,661

Exercise of warrants and stock options                                     2,462,225         24,622           1,843,562

Sales of Series C preferred stock             445,334        4,453                                            2,667,547

Conversion of Series B preferred stock
 into common stock                           (107,132)      (1,071)        1,071,320         10,713             (9,642)

Collection of preferred stock
subscription receivable

Payment of preferred stock dividend             5,051           51                                             195,909

Value of warrants issued in connection
 with Series C preferred stock                                                                                  42,638

     Net loss
                                         -------------  -----------    --------------   ------------  ------------------
Balance at March 31, 2000                   2,063,348      $20,634        28,032,187       $280,322         $29,190,675
                                         =============  ===========    ==============   ============  ==================

(Continued on next page)

                          Avitar, Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Equity
                                  (continued)
                         Six Months Ended March 31, 2000
                                   (Unaudited)

                                                                   Preferred
                                                                      Stock
                                                    Accumulated     Subscription
                                                      deficit       Receivable
--------------------------------------------------------------------------------

Balance at September 30, 1999                    ($21,718,147)      ($456,468)

Exercise of warrants and stock options

Sales of Series C preferred stock

Conversion of Series B preferred stock
 into common stock

Collection of preferred stock
subscription receivable                                               100,000

Payment of preferred stock dividend                  (195,960)

Value of warrants issued in connection
 with Series C preferred stock                       (42,638)

     Net loss                                     (2,999,456)
                                                --------------     ------------

Balance at March 31, 2000                        ($24,956,201)      ($356,468)
                                                ==============     ============




See accompanying notes to consolidated financial statements.

                          Avitar, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited

                                                                             SIX MONTHS ENDED MARCH 31,
                                                                          -------------------------------
                                                                             2000                1999
                                                                          ---------            ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                               $(2,999,456)            $(954,900)
Adjustments to reconcile net loss to
 net cash used in operating activities:
  Depreciation and amortization                                             83,367                64,680
  Amortization of goodwill                                                 140,848                    --
  Provision for losses on accounts receivable                               55,000                    --
  Non-cash charges for services                                                 --                18,746
  Changes in operating assets and liabilities:
    Accounts receivable                                                   (312,826)              (70,772)
    Prepaid expenses and other current assets                               75,629                (9,266)
    Other assets                                                            72,406                    --
    Accounts payable and accrued expenses                                 (231,650)             (206,341)
                                                                       ------------          ------------
             Net cash used in operating activities                      (3,116,682)           (1,157,853)
                                                                       ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment                                       (114,498)              (13,936)
                                                                       ------------           ------------
             Net cash used in investing activities                        (114,498)              (13,936)
                                                                       ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Sales of preferred stock and warrants                                    2,772,000              1,278,500
Exercise of warrants and stock options                                   1,868,184                296,850
Repayment of notes payable and long term debt                             (201,549)               (80,125)

                                                                       ------------           ------------
             Net cash provided by financing activities                   4,438,635              1,495,225
                                                                       ------------           ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                1,207,455                323,436

CASH AND CASH EQUIVALENTS, beginning of the period                         280,758                 12,483
                                                                       ------------           ------------

CASH AND CASH EQUIVALENTS, end of the period                            $1,488,213               $335,919
                                                                       ============           ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period:
 Income taxes                                                                   $0                 $2,456
     Interest                                                              $63,851                $89,787



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

         The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-QSB and Regulation S-B (including Item 310(b) thereof). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 2000. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended September 30, 1999.

2.   INVENTORIES

     At March 31, 2000, inventories consist of the following:

           Raw Materials                 $145,529
           Work-in-Process                 78,079
           Finished Goods                 201,750
                                         ---------
                    Total                $425,358
                                          ========









3.   MAJOR CUSTOMERS

     Customers in excess of 10% of total sales are:

                                 Three Months Ended March 31,         Six Months Ended March 31,
                              --------------------------------        ---------------------------
                                 2000                1999              2000           1999
                              -----------       ------------         ---------     ---------

         Customer A            $253,346                 *            $253,346               *
         Customer B                  **          $141,293                  **        $275,827
         Customer C                  **            72,678                  **         188,032
         Customer D                  **            77,993                  **         103,035
         Customer E                  **            61,073                  **          99,380

* Customer was not in excess of 10% of total sales in 1999.
**Customer  was not in  excess of 10% of total sales in 2000.

4.   PREFERRED STOCK AND WARRANTS

     During the six months ended March 31, 2000, the Company sold 445,334 shares of Series C convertible preferred stock and received proceeds of approximately $2,672,000. In connection with the sale of the preferred stock, the Company issued to the holders of the preferred stock warrants to purchase 445,334 shares of the Company's common stock at exercise prices based on the fair market value of the Company's common stock on the date of purchase ranging from $2.45 to $6.05 per share and expire in three years. The value of the warrants issued amounted to approximately $42,600. On the anniversary dates of their investment, the holders of the Series C convertible preferred stock may convert their investment into shares of the Company's common stock based on the average closing price of the Company's common stock for the five trading days immediately prior to the date of the conversion. The holders of the Series C convertible preferred stock are entitled to receive royalty payments which are based on 5% of the revenues received by the Company for disease testing products that are developed pursuant to an oral fluid disease testing development program to be undertaken by the Company.

     For the six months ended March 31, 2000 holders of the Series B convertible preferred stock converted 107,132 shares of their preferred stock into 1,071,320 shares of the Company's common stock. Preferred stock dividends related to the Series B convertible preferred stock for the six months ended March 31, 2000 amounted to $264,662. As of March 31, 2000, the total amount of unpaid and undeclared dividends was $237,104.

5.  EXERCISE OF WARRANTS

     During the six-month period ended March 31, 2000, the Company received approximately $1,868,000 from the exercise of stock options and warrants to purchase 2,462,225 shares of the Company's common stock.

6.  EARNINGS PER SHARE

     The following data show the amounts used in computing earnings per share:

               Three Months Ended March 31, Six Months Ended March 31,

                                        2000                1999               2000               1999
                                   -------------         -----------        ------------       ----------
Net loss                            $(1,789,108)         $(487,405)         $(2,999,456)       $(954,900)
Less:
 Preferred stock dividends             (198,367)           (46,449)            (264,662)         (46,449)
 Accreted dividends                           -           (152,875)                   -         (152,875)
 Value of warrants issued in
  connection with Series C
  preferred stock sales                 (30,638)                 -              (42,638)               -
                                    ------------         ----------          -----------        ----------
Loss available to common
 stockholders  used in basic and
 diluted EPS                        $(2,018,113)         $(686,729)         $(3,306,756)     $(1,154,224)
                                    ============         ==========         ============     =============

Weighted average number of
 common shares outstanding           26,423,839         18,558,353           25,581,927       18,028,977
                                    ============        ===========         ============     =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing elsewhere in this report.

     RESULTS OF OPERATIONS

Revenues

     Sales for the three months ended March 31, 2000 increased $331,126 or approximately 69 %, to $812,545 from $481,419 for the corresponding period of the prior year. For the six months ended March 31, 2000, sales increased $654,693, or approximately 68%, to $1,620,209 from $965,516. The change for the three and six months ended March 31, 2000 primarily reflect the increase in sales of its OralScreen(TM) and wound dressing products and the sales of USDTL of $280,517 and $568,450, respectively.

Operating Expenses

     Cost of sales for the three months ended March 31, 2000 were approximately 89% of sales which compares to the cost of sales of 76% for the three months ended March 31, 1999. For the six months ended March 31, 2000, the cost of sales were 83% compared to 86% of sales for the same period of Fiscal 1999. The decline for the quarter ended March 31, 2000 resulted mainly from higher initial costs associated with the start-up production of wound dressing products for a new customer and the costs related to some changes performed for certain lots of the OralScreen products. For the six months ended March 31, 2000, the improvement in the ratio of cost to sales was primarily due to the increase in sales described above.

     Selling, general and administrative expenses for the three months ended March 31, 2000 increased $1,063,837, or approximately 248%, to $1,492,196 from $428,359 for the corresponding period of the prior year. For the six months ended March 31, 2000, selling, general and administrative expenses increased $1,715,024, or approximately 223%, to $2,484,123 from $769,099 for the six months ended March 31, 1999. The increase for the three and six months ended March 31, 2000 reflected the expanded sales, marketing and administrative efforts associated with the Company's OralScreen and HairScreen products, the selling, general and administrative expenses of USDTL of $252,107 and increases in provision for losses on accounts receivable of $55,000.

     Expenses for research and development for the three months ended March 31, 2000 amounted to $316,999 compared to $157,986 for the corresponding period of the prior year. For the six months ended March 31, 2000, expenses for research and development were $643,208 versus $282,716 for the six months ended March 31, 1999. The change for the three and six months ended March 31,2000 was primarily attributable to the increased research and development activities related to the Company's OralScreen products and oral fluid disease testing applications.

     For the three months and six months ended March 31, 2000, amortization of goodwill which resulted from the Company's acquisition of USDTL was $70,424 and $140,848, respectively. No amortization of goodwill occurred during the corresponding periods of Fiscal 1999.

     Other Income and Expense

     Interest income for the three and six months ended March 31, 2000 amounted to $1,669 and $8,399, respectively. No interest income was recorded for the same periods of the prior year. The increase resulted primarily from the interest earned on cash management accounts.

     Interest expense and financing costs were $13,693 for the three months ended March 31, 2000 compared to $48,278 incurred during the three months ended March 31, 1999. For the six months ended March 31, 2000, interest expense and financing costs decreased $47,716 to $42,425 from $90,141 for the same periods in the prior year. These decreases were mainly the result of reduced interest expense on bank advances and loans from related parties.

     For the three months ended March 31, 2000, other income amounted to $9,516 as compared to other income of $30,756 for the three months ended March 31, 2000. Other income for the six months ended March 31, 2000 was $27,516 versus $54,766 for the corresponding period of the prior year. The decrease for the three and six months ended March 31, 2000 is mainly a result of lower rental income from the lease of excess square feet in the Company's facility and royalty expenses associated with the sales of OralScreen products.

     Net Loss

     Primarily as a result of the factors described above, the Company had a net loss of $1,789,108, $ .08 per basic and diluted share, for the quarter ended March 31, 2000, as compared to net loss of $487,405, $ .03 per basic and diluted share, for the quarter ended March 31, 1999. For the six months ended March 31, 2000, the Company has a net loss of $2,999,456, $.13 per basic and diluted share, versus a net loss of $954,900, $.06 per basic and diluted share for the six months ended March 31, 1999.

     FINANCIAL CONDITION AND LIQUIDITY

     At March 31, 2000 and September 30, 1999 the Company had working capital (deficit) of $1,049,514 and ($738,755), respectively, and cash and cash equivalents of $1,488,213 and $280,758 respectively. Net cash used in operating activities during the six months ended March 31, 2000 amounted to $3,116,682 resulting primarily from a net loss of $2,999,456, an increase in accounts receivable of $312,826 and a decrease in accounts payable and accrued expenses of $231,650; partially offset by depreciation and amortization of $83,367, amortization of goodwill of $140,848,a provision for losses on accounts receivable of $55,000, a decrease in prepaid expenses and other current assets of $75,629 and a decrease in other assets of $72,406. Net cash provided by financing and investing activities during the six months ended March 31, 2000 amounted to $4,324,137 which included proceeds from the sale of preferred stock and warrants (including the collection of subscription receivable) of $2,772,000 and proceeds from the exercise of stock options and warrants of $1,868,184; offset in part by the repayment of notes payable and long term debt of $201,549 and purchases of property and equipment of $114,498.

     Since October 1999, the Company received proceeds of approximately $2,672,000 from the sale of 445,334 shares of Series C Convertible Preferred Stock and of warrants to purchase 445,334 shares of the Company's common stock at exercise prices of $2.45 -$6.05 per share for a period of three years. During the same period the Company received proceeds of approximately $1,868,000 from the exercise of stock options and warrants to purchase 2,462,225 shares of the Company's common stock. By the end of May 2000, the Company expects proceeds of approximately $1,000,000 to $1,500,000 from the exercise of the remaining warrants issued in connection with the Series B convertible preferred stock. Currently, all such warrants are in the money. In the future, the Company intends to raise up to $10,000,000 from the sales of equity securities. The Company plans to use the proceeds from these financings and warrant exercises to provide the working capital and capital equipment funding to operate the Company, to expand the Company's business, to fund strategic acquisitions and to pursue the development of oral fluid diagnostic testing for diseases. However, there can be no assurance that these financings will be achieved or that the remaining warrants will be exercised.

     For the balance of fiscal year 2000, the Company's cash requirements are expected to include primarily the funding of operating losses, the payment of outstanding accounts payable, the repayment of certain notes payable, the funding of operating capital to grow the Company's drugs of abuse testing products, the initial funding for the development of oral fluid diagnostic testing products for diseases and the exploration and funding of acquisitions that accelerate the expansion of the Company.

     Operating revenues of the Company (exclusive of revenues from USDTL) grew 9% during the first half of Fiscal 2000 and are expected to grow at a more rapid pace during the remainder of Fiscal 2000 as the Company begins shipments of new and enhanced OralScreen(TM) products and grows the business of USDTL. Based on current sales, expense and cash flow projections, the Company believes that the current level of cash and short-term investments on hand and a portion of the anticipated net proceeds from the financing mentioned above would be sufficient to fund operations until the Company achieves profitability. There can be no assurance that the Company will consummate the above-mentioned financing, or that all of the proceeds expected from the financing or exercise of warrants will be obtained. Once the Company achieves profitability, the longer-term cash requirements of the Company to fund operating activities, purchase capital equipment, expand the existing business and develop new products are expected to be met by the anticipated cash flow from operations and proceeds from the financing and warrant exercises described above. However, because there can be no assurances that sales will materialize as forecasted, management will continue to closely monitor and attempt to control costs at the Company and will continue to actively seek additional capital as necessary.

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

     The Company has completed its review concerning the ability of its internal information systems, including its internal accounting systems, to handle date information and function appropriately from and after January 1, 2000. The final step to become Year 2000 compliant, which involves the implementation of new software at USDTL, is underway and is expected to be complete by June 30, 2000.

 PART II     OTHER INFORMATION

ITEM 2.      CHANGE IN SECURITIES AND USE OF PROCEEDS

     During the quarter ended March 31, 2000, the Company sold to private investors 320,001 shares of Series C Convertible Preferred Stock and received cash proceeds of approximately $1,920,000. In connection with the sale of this preferred stock, the Company issued to the holders of the preferred stock warrants to purchase 320,001 shares of the Company's common stock at an exercise price of $4.50 to $6.05 per share for a period of three years. On the anniversary dates of their investment, the holders of the Series C convertible preferred stock may convert their investment into shares of the Company's common stock based on the average closing price of the Company's common stock for the five trading days immediately prior to the date of the conversion. The holders of the Series C convertible preferred stock are entitled to receive royalty payments which are based on 5% of the revenues received by the Company for disease testing products that are developed pursuant to an oral fluid disease testing development program to be undertaken by the Company. In addition the Company issued 1,962,225 shares of common stock in connection with the exercise of warrants for which it received proceeds of approximately $1,672,280. The exemption for registration of these securities is based upon Section 4(2) of the Securities Act.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

Exhibit No.             Document

27.3                    Financial Data Schedule


(b)   Reports on Form 8-K:

         None

                                  EXHIBIT INDEX

===============================================================================


Exhibit No.             Document                                     Page
-----------             --------
27.3                    Financial Data Schedule                      18

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  AVITAR, INC.
                                  (Registrant)




Dated:  May 15, 2000              /S/ Peter P. Phildius
                                  ---------------------
                                  Peter P. Phildius
                                  Chairman and Chief
                                  Executive Officer
                                  (Principal Executive Officer)



Dated:  May 15, 2000              /S/ J.C. Leatherman, Jr.
                                  ------------------------
                                  J.C. Leatherman, Jr.
                                  Chief Financial Officer
                                  (Principal Accounting and
                                  Financial Officer)