Form 10QSB
period 2000-06-30
AVITAR INC /DE/
filed 2000-08-14
CIK 814008

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000.

[ ] Transition report pursuant to Section 13 or 15(d) of the Exchange act for the transition period from to

Commission File Number:             0-20316
Avitar, Inc.

(Exact name of small business issuer as specified in its charter)

        Delaware                                     06-1174053
  -----------------------------                 ----------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)

65 Dan Road, Canton, Massachusetts                02021
-----------------------------------               -----
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

                            COMMON STOCK: 29,335,260
                              AS OF AUGUST 11, 2000

Transitional Small Business Disclosure Format
(Check One):               [  ] Yes         ;        [x] No

                        Page 1 of 19 pages Exhibit Index
                              is on page 17 hereof.

                                TABLE OF CONTENTS

                                                                         Page

PART I:   FINANCIAL INFORMATION                                          3

Item 1    Consolidated Financial Statements

          Balance Sheet                                                  4
          Statements of Operations                                       5
          Statement of Stockholders' Equity                              6
          Statements of Cash Flows                                       7
          Notes to Consolidated Financial Statements                     8


Item 2    Management's Discussion and Analysis or Plan of Operation      11



PART II:  OTHER INFORMATION                                              14

Item 2    Changes in Securities and Use of Proceeds                      15

Item 4    Submission of Matters to a Vote of Security Holders            15

Item 6    Exhibits and Reports on Form 8-K                               15


SIGNATURES                                                               16


EXHIBIT INDEX                                                            17

                          PART I FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

                         Avitar, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                 June 30, 2000
                                  (Unaudited)
--------------------------------------------------------------------------------
                                     ASSETS
                                     ------
CURRENT ASSETS:
 Cash and cash equivalents                                           $  526,355
 Accounts receivable, net                                             1,037,697
 Inventories                                                            401,788
 Prepaid expenses and other current assets                               90,645
                                                                     -----------
    Total current assets                                              2,056,485

PROPERTY AND EQUIPMENT, net                                             367,279
GOODWILL, net                                                         2,535,257
OTHER ASSETS                                                            283,085
                                                                    ------------
    Total                                                           $ 5,242,106
                                                                    ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES:
 Notes payable                                                       $  246,960
 Accounts payable                                                       981,713
 Accrued expenses                                                       646,826
 Current portion of long-term debt                                      101,508
                                                                     -----------
   Total current liabilities                                          1,977,007

LONG TERM DEBT, LESS CURRENT PORTION                                     92,765
                                                                     -----------
   Total liabilities                                                  2,069,772
                                                                     -----------
COMMITMENTS

STOCKHOLDERS' EQUITY:
  Series A, B and C convertible preferred stock, $.01
   par value; authorized 5,000,000 shares; 2,054,936
   shares issued and outstanding                                         20,549

  Common Stock, $.01 par value; authorized 75,000,000 shares;
   29,332,260 shares issued and outstanding                             293,323

  Additional paid-in capital                                         30,048,720
  Accumulated deficit                                               (26,789,395)
                                                                    ------------
                                                                      3,573,197
  Less preferred stock subscription receivable                         (400,863)
                                                                    ------------
   Total stockholders' equity                                         3,172,334
                                                                    ------------
   Total                                                           $  5,242,106
                                                                    ============



See accompanying notes to consolidated financial statements.

                         Avitar, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                                  (Unaudited)

--------------------------------------------------------------------------------------------------------
                                          THREE MONTHS ENDED JUNE 30,         NINE MONTHS ENDED JUNE 30,
                                          ---------------------------         --------------------------
                                             2000           1999               2000            1999
                                           ---------      ----------          ---------       -----------
SALES                                   $  1,306,039     $  621,105        $  2,926,248     $  1,586,621
OPERATING EXPENSES
 Cost of sales                             1,016,864        501,181           2,361,840        1,334,407
 Selling, general and
   administrative expenses                 1,471,762        661,287           3,955,885        1,430,386
 Research and development expenses           449,943        214,818           1,093,151          497,534
 Amortization of goodwill                     70,423              0             211,271                0
                                          -----------     ----------          ----------       ---------
   Total operating expenses                3,008,992      1,377,286           7,622,147        3,262,327
                                          -----------     ----------          ----------       ---------
LOSS FROM OPERATIONS                      (1,702,953)       756,181          (4,695,899)      (1,675,706)
                                          -----------     ----------         -----------      -----------
OTHER INCOME (EXPENSE)
 Interest income                               6,710         26,430              15,109           26,430
 Interest expense and financing costs        (13,940)        (27,659)           (56,365)        (117,800)
 Other income, net                             8,319          11,978             35,835           66,744
                                          -----------     -----------        -----------       -----------
   Total other income (expense)                1,089          10,749             (5,421)         (24,626)
                                          -----------     -----------        -----------       -----------
NET LOSS                               $  (1,701,864)    $  (745,432)     $  (4,701,320)   $  (1,700,332)
                                          ===========     ===========        ============     ============
BASIC AND DILUTED NET LOSS
 PER SHARE (Note 6)                         $  (0.06)       $  (0.05)          $  (0.19)        $  (0.12)
                                          ===========     ===========        ============     ============
WEIGHTED AVERAGE
  NUMBER OF COMMON SHARES OUTSTANDING     28,850,406      21,089,191         26,667,432       19,064,941

See accompanying notes to consolidated financial statements.

                          Avitar, Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Equity
                         Nine Months Ended June 30, 2000
                                   (Unaudited)
------------------------------------------------------------------------------

                                                                     Preferred Stock                        Common Stock
                                                                     ---------------                        ------------
                                                                Shares           Amount               Shares              Amount
--------------------------------------------------  -----------------------------------------------------------------------------

Balance at September 30, 1999                                 1,720,095          $17,201            24,498,642           $244,987

Exercise of warrants and stock options                                                               3,623,118             36,231

Sales of Series C preferred stock                               445,334            4,453
Conversion of Series B preferred stock into
 common stock                                                  (121,050)          (1,211)            1,210,500             12,105

Collection of preferred stock
subscription receivable

Payment of preferred stock dividend                              10,557              106

Value of warrants issued in connection with with Series C preferred stock

     Net loss
                                                         ----------------  ---------------  ------------------   ------------------
alance at June 30, 2000                                       2,054,936          $20,549            29,332,260           $293,323
                                                         ================  ===============  ==================   ==================


(Continued)

                          Avitar, Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Equity
                         Nine Months Ended June 30, 2000
                                   (Unaudited)
                                  (Continued)
-------------------------------------------------------------------------------

                                                                                               Preferred
                                                                           Common Stock            Stock
                                                        Additional          Accumulated     Subscription
                                                   paid-in capital              deficit       Receivable
-------------------------------------------------- ------------------------------------------------------

Balance at September 30, 1999                       $24,450,661         ($21,718,147)          ($456,468)

Exercise of warrants and stock options                2,618,744                                  (44,395)

Sales of Series C preferred stock                     2,620,387

Conversion of Series B preferred stock into
 common stock                                           (10,894)

Collection of preferred stock
subscription receivable                                                                          100,000

Payment of preferred stock dividend                     327,184             (327,290)

Value of warrants issued in connection with
with Series C preferred stock                            42,638              (42,638)

     Net loss                                                             (4,701,320)
                                                   -------------  -------------------  ------------------

Balance at June 30, 2000                            $30,048,720         ($26,789,395)          ($400,863)
                                                   =============  ===================  ==================


See accompanying notes to consolidated financial statements.

                         Avitar, Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                      NINE MONTHS ENDED JUNE 30,
                                                         2000              1999
                                                     -----------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                           (4,701,320)     $  (1,700,332)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation and amortization                     130,631             97,020
      Amortization of goodwill                          211,271                  0
      Provision for losses on accounts receivable        55,000                  0
      Non-cash charges for services                           0             18,746
      Changes in operating assets and liabilities:
        Accounts receivable                            (633,838)           (73,635)
        Inventories, prepaid expenses and other
         current assets                                 115,756           (133,268)
        Other assets                                     82,986               (952)
        Accounts payable and accrued expenses           153,961           (298,753)
                                                      ----------         ----------
          Net cash used in operating activities      (4,585,553)        (2,091,174)
                                                      ----------         ----------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of property and equipment                  (183,690)           (51,383)
                                                      ----------         ----------
          Net cash used in investing activities        (183,690)           (51,383)
                                                      ----------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Sales of preferred stock and warrants               2,624,840          2,658,300
  Exercise of warrants and stock options              2,610,580            789,991
  Repayment of notes payable and long term debt        (320,580)           (83,690)
  Collection of preferred stock subscription
    receivable                                          100,000                  0
                                                      ----------         ----------
           Net cash provided by financing activities  5,014,840          3,364,601
                                                      ----------         ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS               245,597          1,222,044

CASH AND CASH EQUIVALENTS, beginning of the period      280,758             12,483
                                                     ----------       ------------
CASH AND CASH EQUIVALENTS, end of the period         $  526,355       $  1,234,527
                                                     ==========       ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during period:
     Income taxes                                      $  2,303             $2,456
     Interest                                         $  55,835         $  117,280



See accompanying notes to consolidated financial statements.

                          AVITAR, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

          Avitar, Inc. ("Avitar" or the "Company"), through its wholly-owned subsidiary, Avitar Technologies Inc. ("ATI") develops, manufactures, markets and sells diagnostic test products and proprietary hydrophilic polyurethane foam disposables fabricated for medical, diagnostics, dental and consumer use. In Fiscal Year 1999, the Company completed the development and began marketing OralScreen(TM), innovative point of care oral fluid drugs of abuse tests that use the Company's foam as the means for collecting the oral fluid sample. During this fiscal year, the Company has added significant new tests and enhancements to its OralScreen line of products.

          On July 9, 1999, the Company completed its acquisition of United States Drug Testing Laboratories, Inc. ('USDTL"), which became a wholly owned subsidiary of Avitar. USDTL operates a certified laboratory and provides specialized drug testing services primarily utilizing hair as the sample.

          The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-QSB and Regulation S-B (including Item 310(b) thereof). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 2000. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended September 30, 1999.

2.       INVENTORIES

     At June 30, 2000, inventories consist of the following:

       Raw Materials                                           $164,445
       Work-in-Process                                           75,877
       Finished Goods                                           161,466
                                                              ---------
                Total                                          $401,788
                                                               ========

3.       MAJOR CUSTOMERS

     Customers in excess of 10% of total sales are:

              Three Months Ended June 30,           Nine Months Ended June 30,
              ----------------------------------   ---------------------------
                    2000             1999    `           2000           1999
              --------------    -----------------  -------------   ------------

  Customer A  $299,298                    *            $552,644             *
  Customer B       **               $280,491                 **       $556,318

  Customer C       **                127,764                 **        230,799
  Customer D       **                 67,676                 **        255,708



* Customer was not in excess of 10% of total sales in 1999.
**Customer  was not in  excess of 10% of total sales in 2000.

4.       PREFERRED STOCK AND WARRANTS

     During the nine months ended June 30, 2000, the Company sold 445,334 shares of Series C convertible preferred stock and received net proceeds of approximately $2,625,000. In connection with the sale of the preferred stock, the Company issued to the holders of the preferred stock warrants to purchase 445,334 shares of the Company's common stock at exercise prices based on the fair market value of the common stock on the date of purchase ranging from $2.45 to $6.05 per share and expire in three years. The value of the warrants issued amounted to approximately $42,600. On the anniversary dates of their investment, the holders of the Series C convertible preferred stock may convert their investment into shares of the Company's common stock based on the average closing price of the Company's common stock for the five trading days immediately prior to the date of the conversion. The holders of the Series C convertible preferred stock are entitled to receive royalty payments which are based on 5% of the revenues received by the Company for disease testing products that are developed pursuant to an oral fluid disease testing development program to be undertaken by the Company.

     For the nine months ended June 30, 2000, holders of the Series B convertible preferred stock converted 121,050 shares of their preferred stock into 1,210,500 shares of the Company's common stock. Preferred stock dividends related to the Series B convertible preferred stock for the nine months ended June 30, 2000 amounted to $244,960. As of June 30, 2000, the total amount of unpaid and undeclared dividends was $196,797.

5.  EXERCISE OF WARRANTS

     During the nine-month period ended June 30, 2000, the Company received $2,654,975 (cash of $2,610,583 and note receivable of $44,395 with a maturity date of August 31, 2000) from the exercise of stock options and warrants to purchase 3,623,118 shares of the Company's common stock.

6.  EARNINGS PER SHARE

         The following data show the amounts used in computing earnings per share:

                                  Three Months Ended June 30,        Nine Months  Ended June 30,

                                    2000                 1999           2000               1999
                                ------------         ----------      ------------      -----------
 Net loss                       $(1,701,864)         $(745,432)      $(4,701,320)      $(1,700,332)
 Less:
  Preferred stock dividends         (91,023)          (135,643)       (  244,960)         (182,312)
  Accreted dividends                      -           (182,517)                -          (335,392)
  Value of warrants issued in
    connection with Series C
    preferred stock sales                 -                  -       (    42,638)                 -
                                ------------          ---------      ------------       ------------

 Loss available to common
  stockholders  used in basic
  and diluted EPS               $(1,792,887)       $(1,063,592)     $(4,988,918)       $(2,218,036)
                                ============        ===========      ===========       ============
 Weighted average number of
   common shares outstanding     28,850,406          21,089,191       26,667,432         19,064,941
                                ============        ===========      ===========       ============



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
------- ---------------------------------------------------------

         The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing elsewhere in this report.

RESULTS OF OPERATIONS

Revenues

         Sales for the three months ended June 30, 2000 increased $684,934 or approximately 110 %, to $1,306,039 from $621,105 for the corresponding period of the prior year. For the nine months ended June 30, 2000, sales increased $1,339,627, or approximately 84%, to $2,926,248 from $1,586,621. The change for the three and nine months ended June 30, 2000 primarily reflect the increase in sales of its OralScreen(TM) and wound dressing products and the sales of USDTL of $311,516 and $879,966, respectively.

Operating Expenses

         Cost  of  sales  for  the  three   months  ended  June  30,  2000  were
approximately 78% of sales which compares to the cost of sales of 81% for the three months ended June 30, 1999. For the nine months ended June 30, 2000, the cost of sales were 81% compared to 84% of sales for the same period of Fiscal 1999. The changes for the quarter and nine months ended June 30, 2000 resulted mainly from improved sales volume described above; offset in part by higher initial costs associated with the start-up production of wound dressing products for a new customer and the costs related to some changes performed for certain lots of the OralScreen products.

          Selling, general and administrative expenses for the three months ended June 30, 2000 increased $810,475, or approximately 123%, to $1,471,762 from $661,287 for the corresponding period of the prior year. For the nine months ended June 30, 2000, selling, general and administrative expenses increased $2,525,499, or approximately 177%, to $3,955,885 from $1,430,386 for the nine months ended June 30, 1999. The increases for the three and nine months ended June 30, 2000 reflected the expanded sales, marketing, laboratory and product certification and administrative efforts associated with the Company's OralScreen and HairScreen products and the selling, general and administrative expenses of USDTL of $155,529 and $407,636, respectively.

          Expenses for research and development for the three months ended June 30, 2000 amounted to $449,943 compared to $214,818 for the corresponding period of the prior year. For the nine months ended June 30, 2000, expenses for research and development were $1,093,151 versus $497,534 for the nine months ended June 30, 1999. The changes for the three and nine months ended June 30, 2000 were primarily attributable to the increased research and development activities related to the Company's OralScreen products and oral fluid disease testing applications.

          For the three months and nine months ended June 30, 2000, amortization of goodwill resulting from the Company's acquisition of USDTL was $70,423 and $211,271, respectively. No amortization of goodwill occurred during the corresponding periods of Fiscal 1999.

     Other Income and Expense

         Interest income for the three and nine months ended June 30, 2000 amounted to $6,710 and $15,109, respectively, compared to interest income of $26,430 for the three and nine months ended June 30, 1999. The change resulted primarily from the decrease in interest earned on cash management accounts.

         Interest expense and financing costs were $13,940 for the three months ended June 30, 2000 compared to $27,659 incurred during the three months ended June 30, 1999. For the nine months ended June 30, 2000, interest expense and financing costs decreased $61,435 to $56,365 from $117,800 for the same period in the prior year. These decreases were mainly the result of reduced interest expense on bank advances and loans from related parties.

          For the three months ended June 30, 2000, other income amounted to $8,319 as compared to other income of $11,978 for the three months ended June 30, 1999. Other income for the nine months ended June 30, 2000 was $35,835 versus $66,744 for the corresponding period of the prior year. The decreases for the three and nine months ended June 30, 2000 were mainly a result of lower rental income from the lease of excess square feet in the Company's facility.

Net Loss

         Primarily as a result of the factors described above, the Company had a net loss of $1,701,864, $ .06 per basic and diluted share, for the quarter ended June 30, 2000, as compared to net loss of $745,432, $ .05 per basic and diluted share, for the quarter ended June 30, 1999. For the nine months ended June 30, 2000, the Company has a net loss of $4,701,320, $.19 per basic and diluted share, versus a net loss of $1,700,332, $.12 per basic and diluted share, for the nine months ended June 30, 1999.

FINANCIAL CONDITION AND LIQUIDITY

         At June 30, 2000 and September 30, 1999 the Company had working capital (deficit) of $79,478 and ($738,755), respectively, and cash and cash equivalents of $526,355 and $280,758, respectively. Net cash used in operating activities during the nine months ended June 30, 2000 amounted to $4,585,553 resulting primarily from a net loss of $4,701,320 and an increase in accounts receivable of $633,838; partially offset by depreciation and amortization of $130,631, amortization of goodwill of $211,271, a provision for losses on accounts receivable of $55,000, a decrease in prepaid expenses and other current assets of $115,756, a decrease in other assets of $82,986 and an increase in accounts payable and accrued expenses of $153,961. Net cash provided by financing and investing activities during the nine months ended June 30, 2000 amounted to $4,831,150 which included proceeds from the sale of preferred stock and warrants (including the collection of subscription receivable) of $2,724,840 and proceeds from the exercise of stock options and warrants of $2,610,580; offset in part by the repayment of notes payable and long term debt of $320,580 and purchases of property and equipment of $183,690.

         Since October 1999, the Company received proceeds of approximately $2,625,000 from the sale of 445,334 shares of Series C Convertible Preferred Stock and of warrants to purchase 445,334 shares of the Company's common stock at exercise prices of $2.45 -$6.05 per share for a period of three years. During the same period the Company received proceeds of approximately $2,655,000 (cash of $2,611,000 and note receivable of $44,000 with a maturity date of August 31,
2000) from the exercise of stock options and warrants to purchase 3,623,118 shares of the Company's common stock. By the end of August 2000, the Company expects proceeds of approximately $1,000,000 from the exercise of the remaining warrants issued in connection with the Series B convertible preferred stock. Currently, all such warrants are in the money. In the future, the Company intends to raise up to $10,000,000 from the sales of equity and/or debt securities. The Company plans to use the proceeds from these financings and warrant exercises to provide the working capital and capital equipment funding to operate the Company, to expand the Company's business, to further develop and enhance the OralScreen and HairScreen drug screening systems, to fund strategic acquisitions and to pursue the development of oral fluid diagnostic testing for diseases. However, there can be no assurance that these financings will be achieved or that the remaining warrants will be exercised.

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

         Operating revenues of the Company (exclusive of revenues from USDTL) grew approximately 29% during the first nine months of Fiscal 2000 and are expected to grow at a more rapid pace during the remainder of Fiscal 2000 as the Company expands its shipments of new and enhanced OralScreen(TM) products and grows the business of USDTL. Based on current sales, expense and cash flow projections, the Company believes that the current level of cash and short-term investments on hand and, most importantly, a portion of the anticipated net proceeds from the financing mentioned above would be sufficient to fund operations until the Company achieves profitability. There can be no assurance that the Company will consummate the above- mentioned financing, or that all of the proceeds expected from the financing or exercise of warrants will be obtained. Once the Company achieves profitability, the longer-term cash requirements of the Company to fund operating activities, purchase capital equipment, expand the existing business and develop new products are expected to be met by the anticipated cash flow from operations and proceeds from the financing and warrant exercises described above. However, because there can be no assurances that sales will materialize as forecasted, management will continue to closely monitor and attempt to control costs at the Company and will continue to actively seek additional capital as necessary.

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

         The Company has completed its review concerning the ability of its internal information systems, including its internal accounting systems, to handle date information and function appropriately from and after January 1, 2000. The final step to become Year 2000 compliant, which involves the implementation of new software at USDTL, is underway and is expected to be complete by September 30, 2000.

                           PART IIOTHER INFORMATION

ITEM 2.                    CHANGE IN SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2000, the Company issued 1,160,893 shares of common stock in connection with the exercise of warrants for which it received proceeds of $786,794. The exemption for registration of these securities is based upon Section 4(2) of the Securities Act.


ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------            ---------------------------------------------------
        At the Annual meeting held on June 14, 2000, the entire Board of Directors was re-elected and the selection of BDO Seidman LLP as independent auditors was ratified. All the Board members received at least 23,768,616 votes, while 26,614 votes were against or withheld and there were 2,150 abstentions and broker non-votes. The ratification of auditors received 23,719,015 votes, 21,145 votes against or withheld and 55,070 abstentions and broker non-votes.

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

                                  AVITAR, INC.
                                 (Registrant)


Dated:  August 14, 2000           /S/ Peter P. Phildius
                                  ---------------------
                                  Peter P. Phildius
                                  Chairman and Chief
                                  Executive Officer
                                  (Principal Executive Officer)



Dated:  August 14, 2000           /S/ J.C. Leatherman, Jr.
                                  ------------------------
                                  J.C. Leatherman, Jr.
                                  Chief Financial Officer
                                  (Principal Accounting and
                                  Financial Officer)

                                                   EXHIBIT INDEX

Exhibit No.            Document                                       Page
-----------            --------
27.4                   Financial Data Schedule                         18