Form 10KSB
period 2000-09-30
AVITAR INC /DE/
filed 2001-01-16
CIK 814008

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended September 30, 2000

               Commission file number:0-20316

                        AVITAR, INC.
       (Name of small business issuer in its charter)

            Delaware                           06-1174053
  (State or other jurisdiction of incorporation     (I.R.S. Identification
   or organization)                                Employer  No.)


  65 Dan Road, Canton, MA                                    02021
  (Address of principal executive offices)                 (Zip code)

  Issuer's telephone number:    (781) 821-2440

  Securities registered under Section 12(b) of the Exchange Act:   NONE

  Securities registered under Section 12(g) of the Exchange Act:
                      Title of Classes
                Common Stock, $.01 par value
                      Class A Warrants

  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                       Yes    X  No
  Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year:  $4,079,072
                    Page 1 of 99 pages.
            Exhibit Index is on page 47 hereof.

  The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming solely for purposes hereof that all directors and officers of the Registrant are "affiliates") as of December 31, 2000: $ 41,249,971

  The approximate number of shares of Common Stock outstanding (including shares held by affiliates of the Registrant) as of December 31, 2000: 31,354,985

  Documents incorporated by reference:  NONE

  Transitional Small Business Disclosure Format (check one):  Yes ;    No   X








                           Part I

  Item 1.      Description of Business

  Introduction

     Avitar, Inc. (the "Company" or "Avitar") through its wholly-owned subsidiary Avitar Technologies, Inc. ("ATI") develops, manufactures, markets and sells diagnostic test products and proprietary hydrophilic polyurethane foam disposables fabricated for medical, diagnostics, dental and consumer use. During Fiscal 2000, the Company continued the development and marketing of innovative point of care oral fluid drugs of abuse tests, which use the Company's foam as the means for collecting the oral fluid sample.

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

  Products

  Currently, the Company offers the following products, which utilize its proprietary medical polyurethane foam technology:

     Diagnostic Test Products

     The Company makes products and offers services for the diagnostic test applications described below. These products accounted for approximately 62% of the Company's revenue in Fiscal 2000 and approximately 22% of the Company's revenue in Fiscal 1999.

     Drugs of Abuse Point of Collection Tests . The Company's ORALscreen (TM) is an oral fluid-based, rapid on-site assay system for detecting drugs of abuse (heroin, cocaine, marijuana and methamphetamines). To confirm the results of ORALscreen tests, the Company offers ORALconfirm(TM), an oral fluid laboratory test. In addition, Avitar offers ORALadvantage(TM) which is a complete package geared to small businesses that includes ORALscreen tests, a sample substance abuse testing policy and on-site drug testing program implementation tools. Approximately $1 billion annually is spent worldwide for drugs of abuse tests. Significant advantages exist for saliva to replace blood and urine in many of drug tests and at the same time expand the market where current infrastructure cost limitations prohibit the use of much needed diagnostic tests. Using its Oral Fluid Sampling and Processing System, the Company has entered into this large and growing market for drugs of abuse testing.


     Drugs of Abuse Laboratory Tests. The Company's HairScreen(TM), a hair-based test, can detect both short and long-term (90 days and beyond) drug abuse. The Child Guard(TM) tests provide the ability to detect a child's exposure to drugs and possible drug abuse through testing of a child's hair. In addition, the MecStat testing services offer highly specialized testing to detect in utero exposure to alcohol and other drugs of abuse in newborns.

     Foam Disposable Products

     The Company produces medical-grade hydrophilic polyurethane foam disposables fabricated for the applications described below. These products accounted for approximately 38% of the Company's revenue in Fiscal 2000 and approximately 78% of the Company's revenue in Fiscal 1999.

     Wound Dressings. Avitar's HydrasorbTM ("Hydrasorb") wound dressing product is a highly absorbent topical dressing for moderate to heavy exudating wounds. These dressings have a unique construction that provide a moist wound healing environment which promotes skin growth and closure. The Hydrasorb product is marketed internationally by the Kendall Company (Kendall), by the Knoll Pharma Division of BASF ("Knoll") and other specialty distributors worldwide. In addition to the Hydrasorb line, the Company has custom developed specialty wound dressings for the cardiac catheter lab market as well as the orthopedic market. The Joyce Dressing is used in dressing the introducer catheter for cardiology procedures and is marketed directly by Avitar. The market in the United States and Europe for synthetic dressings is estimated at $1.2 billion annually with foam dressings accounting for approximately $150 million. New foam applications are currently being evaluated by the Company to broaden this product line.

     Custom  Foam  Products.  The  Company  continues  to expand  the  number of applications for its proprietary technologies in a variety of other medical/consumer markets. They include the Illizarov Dressing used for dressing external bone fixators in orthopedic procedures and a molded dental applicator for a consumer teeth bleaching system, disposable ear cushions for a high-tech hearing aid device and a device used by astronauts for relieving ear pressure while in a pressurized space suit. Customers for these products include Smith and Nephew, CCA Industries, Deaconess Hospital, Decibel Instruments, NASA and Schleicher and Schuell.

  Development

  The  Company  employs  a product  strategy  that is based on  conducting  pure research and development and/or forming partnerships with market leading companies and recognized persons or entities in diagnostic testing and foam products application areas. With this approach, proprietary products are either developed with internal sources or co-developed through the generation and development of product ideas either internally or through these strategic partnerships. To any such partnership, Avitar contributes the proprietary foam technology and related expertise, the product design, development and prototyping, and the start-up and commercial-scale manufacturing. The ability of the Company to keep current on technology and purchase new equipment in connection with development of new, improved products will be affected by its existing and future need for, and the availability of, financing.

     Products go through several stages of development. After each stage, the Company will conduct studies to determine the effectiveness of such product. Once a product is developed and the Company determines it may be commercially viable, Avitar will obtain governmental approvals, if necessary, prior to marketing the product. See "Government Regulation." There can be no assurance, however, that such approvals will actually be obtained. The Company intends to conduct marketing trials with any new product to determine the effectiveness of the product. If such marketing trials prove to be successful and after the product is ready for marketing, Avitar will begin selling the product. See "Sales and Marketing" below.

  Sales and Marketing

  To sell its ORALscreen products, the Company relies on its sales force and a network of established distributors that currently sell to the drugs of abuse testing market. For HAIRscreen, ChildGuard, and MecStat services, the Company sells these services directly to end users such as employers and through some of the distributors used for the ORALscreen products. The Company also intends to develop strategic partnering arrangements with significant diagnostic test, health care and dental companies with established distribution channels. Avitar anticipates that such arrangements may involve the grant by Avitar of the exclusive or semi-exclusive rights to sell specific products to specified market segments and/or in particular geographic territories in exchange for a royalty, joint venture or other financial interest. The Company generally has sold, and intends to continue to sell, its wound dressing and custom foam products through large, recognized distributors of dental and medical products and does not anticipate that a large direct sales force will be required for these products. Avitar's sales and marketing staff consists of thirteen (13) full-time employees. If the Company is unable to establish satisfactory product distribution arrangements in this manner described above, it will be required to devote substantial resources to the expansion of its direct sales force. There can be no assurance that Avitar would have the resources required for such an endeavor.

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

     Drugs of AbuseTest Kits. Under a development agreement signed in February 1999, Avitar and Sun Biomedical Laboratories ("SBL") have developed OralScreen(TM) described above under Products. These tests use the Company's proprietary oral fluid collection system with Avitar having the exclusive, world-wide manufacturing and distribution rights to the tests.

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

     Since November 1993, the Company has maintained a distribution agreement with Knoll (the "Knoll Agreement") pursuant to which Knoll was granted the right to distribute HydrasorbTM products throughout Canada. The Knoll Agreement provides that HydrasorbTM products are to be sold at agreed upon prices (subject to annual inflation adjustments) and that certain minimum quantities are maintained.

  In December 1999, the Company entered into a Supply Agreement with the Kendall Company for the distribution of its Hydrasorb(TM) products in the United States beginning January 1, 2000. In August 2000, the Company amended this
  Supply Agreement to permit Kendall to distribute the Hydarsorb products internationally.

     Custom Foam Products. Custom medical foam products (including the Illizarov dressing and certain nasal and sinus products) are marketed and distributed (in the United States and abroad) primarily by Smith & Nephew on a non-exclusive basis pursuant to an oral agreement.

  Manufacturing and Supply.

    The Company's only manufacturing facility is located in Canton, Massachusetts and comprises approximately 53,000 square feet of which 12,000 square feet is currently being used for administrative and office space and 31,000 square feet is being used for product manufacturing and warehousing. Since the remaining square space is not being used at this time and will not be needed for the next several years, ATI is attempting to sublease approximately 10,000 square feet.

     Given the use of Avitar's products in the diagnostic test, medical and dental markets, the Company is required to conform to the Food and Drug Administration ("FDA") Good Manufacturing Practice regulations, International Standard Organization ("ISO") rules and various other statutory and regulatory requirements applicable to the manufacture and sale of medical devices. Avitar is subject to inspections by the FDA at all times. See "Government Regulation".

     The Company does not have written agreements with most of its suppliers of raw materials and laboratory supplies. While the Company purchases some product components from single sources, most of the laboratory supplies used by USDTL can be obtained from more than one source. Avitar acquires the same key component for its FlurezeTM fluoride application product, customized foam products and HydrasorbTM wound dressings from a single supplier. The Company also purchases main components of its ORALscreen products from a single source. Avitar's current suppliers of such key components are the only vendors, which presently meet Avitar's specifications for such components. The loss of these suppliers would, at a minimum, require the Company to locate other satisfactory vendors, which would result in a period of time during which manufacturing and sales of products utilizing such components may be suspended and could have a material adverse effect on Avitar's financial condition and operations. Avitar believes that alternative sources could be found for such key components and expects that the cost of such components from an alternative source would be similar. The Company also believes that alternative sources of supply are available for its remaining product components and that the loss of any such supplier would not have a material adverse effect upon Avitar's business.

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

     Although Avitar may not have the development resources of many of its competitors, the Company believes its product design and development experience allows it to compete favorably in providing innovative products and services in Avitar's markets. Avitar's ORALscreen products, the only oral fluid drugs of abuse point of collection tests currently being marketed in the United States, and USDTL's HairScreen(TM), ChildGuard(TM) and MecStat services represent the some of the most comprehensive, state-of-the-art tests for drugs of abuse currently being provided in the United States and South America. Furthermore, the Company believes that its Hydrasorb wound dressings, and custom foam products possess qualities with significant advantages over competing products, including cost effectiveness. Although the Company does not have an established internal distribution network, Medi, Knoll and Kendall are distributing the Company's HydrasorbTM wound dressings while Edwards Medical and many smaller, local companies are distributing the Company's ORALscreen products. See "Products", "Sales and Marketing".

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

     The Company believes that its product markets are highly fragmented with many different companies competing with regard to a specific product or product category. As a result, Avitar's competition varies from product to product. Avitar's primary competitors in the wound dressing market include Bristol Meyers Squibb, Johnson & Johnson, Smith and Nephew, 3M and Acme United. In the drugs of abuse test market, the largest competitors are Roche Diagnostic Systems, Biosite Diagnostics, Editek, Inc., Quest Diagnostics,
  Abbott Diagnostics, OraSure Technologies, Inc., American Biomedical and Psychemedics.

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

  Product Liability; Insurance Coverage

  The testing, marketing and sales of diagnostic test, medical and dental products and services entail a high risk of product liability and professional liability claims by consumers and others. Claims may be asserted against the Company by end-users of any of Avitar's products. As of September 30, 2000, the Company had product liability insurance coverage in the amount of $5,000,000 and professional liability insurance coverage in the amount of $1,000,000 each incident and $3,000,000 in the aggregate. No claims had been asserted against either coverage. Amounts payable pursuant to such coverage are subject to a deductible on each occurrence ranging from $500 to $5,000 payable by Avitar, up to an annual aggregate deductible payable by Avitar of $25,000, and certain other coverage exclusions. This insurance will not cover liabilities caused by events occurring prior to the time such policy was purchased by the Company or liabilities caused by events occurring after such policy is terminated or for claims made after 60 days following termination of the policy. Further, certain distributors of diagnostic test, medical and dental products require minimum product liability insurance coverage as a condition precedent to purchasing or accepting products for distribution.



  Employees

  At September 30, 2000, the Company had 75 full-time employees, including 10 in research and development, 40 in manufacturing, supply and laboratory operations, 13 in sales and marketing and 12 in administration. None of the employees is subject to a collective bargaining agreement. The Company believes its relationship with its employees to be satisfactory.

  Item 2.      Description of Property

     The Company leases approximately 62,000 square feet (53,000 square feet in Canton, Massachusetts for its manufacturing facility and administrative offices and 9,000 square feet in DesPlaines, Illinois for the laboratory operation of USDTL and a separate research and development laboratory). The current annual rent for the Canton facility (excluding assessment for operating expenses) is approximately $455,000 and the lease expires in June 2005. The annual rent lease for the DesPlaines facility is approximately $152,000 and expires in April 2005. Both facilities are in satisfactory condition for their purposes.

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


  Item 4.      Submission of Matters to a Vote of Security Holders

     Not applicable

                      Part II

  Item 5.   Market for Common Equity and Related Stockholder Matters

       Market Price Data. From March 25, 1998 until March 6, 2000, the Company's Common Stock was quoted on the NASD OTC Bulletin Board ("OTC") under the symbol AVIT. Since March 6, 2000 the Company's Common Stock has been traded on American Stock Exchange ("AMEX") under the symbol AVR. The table below sets forth the high and low sales prices for the Company's Common Stock, as quoted on OTC and AMEX for the periods indicated. Quotations reflect inter-dealer prices without retail markup, markdown or commission, and do not necessarily represent actual transactions:


       Fiscal 1999                   High   Low
            First Quarter             .19    .16
            Second Quarter           1.48    .22
            Third Quarter            1.95   1.23
            Fourth Quarter           4.15   1.38

  Fiscal 2000
            First Quarter            3.91   1.50
            Second Quarter           5.19   2.75
            Third Quarter            3.18   1.75
            Fourth Quarter           3.25   1.63

       As of December 31, 2000 the last sales price for the Company's Common Stock was $ 1.56 per share.

       Holders. The Company had approximately 350 owners of record and, it believes, in excess of 4,000 beneficial owners of the Company Common Stock as of December 31, 2000.

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

       Sales of Unregistered Securities. During the quarter ended September 30, 2000, the Company issued 1,255,346 shares of the Company's common stock in connection with the exercise of warrants and sales of common stock for which it received proceeds of approximately $ 600,000. The exemption for registration of these securities is based on Section 4(2) of the Securities Act.

  Item 6.   Management's Discussion and Analysis or Plan of Operation

       The following  discussion and analysis should be read in conjunction with
  the  Company's   consolidated  financial  statements  and  the  notes  thereto appearing elsewhere in this report.

  Results of Operations

  Revenues

       Sales for the fiscal year ended September 30, 2000 ("Fiscal 2000") increased $1,583,649 or approximately 63% to $4,079,072 from $2,495,423 for the fiscal year ended September 30, 1999 ("Fiscal 1999"). The results for Fiscal 2000 primarily reflect the increase in sales of its drug testing products of approximately $ 1,976,000 (including revenues from USDTL of approximately $973,000); offset in part by a decrease in the sales of the wound dressing and custom foam products of approximately $392,000.

  Operating Expenses

       Costs of sales were approximately 76% of sales in Fiscal 2000 compared to approximately 83% of sales for Fiscal 1999. The improved ratio of cost to sales for Fiscal 2000 was primarily related to the increase in sales described above and the change in the product mix.

       Sales, general and administrative expenses for Fiscal 2000 increased $2,817,152 or approximately 105%, to $5,490,567 from $2,673,415 for Fiscal
  1999. This increase reflected the expanded sales, marketing, laboratory certification, product certification and administrative efforts associated with the Company's ORALscreen and HAIRscreen products and USDTL's selling, general and administrative expenses of approximately $410,600.

       Research and development expenses for Fiscal 2000 amounted to $1,565,967 compared to $792,211 for Fiscal 1999. The increase of $773,756, or approximately 98%, was primarily attributable to increased research and development activities related to the Company's ORALscreen products and oral fluid disease testing applications.

       For Fiscal 2000, amortization of goodwill resulting from the Company's acquisition of USDTL was $281,695 compared to amortization of goodwill of $70,424 recorded in Fiscal 1999 (covering only the period of July 1, 1999 to September 30, 1999).



  Other Income and Expense

       Interest income amounted to $15,884 for Fiscal 2000 compared to $30,273 for Fiscal 1999. The change resulted primarily from the decrease in interest earned on cash management accounts.

       Interest expense and financing costs were $80,260 for Fiscal 2000 compared to $121,572 incurred during Fiscal 1999. This decrease resulted primarily from reduced interest expense on loans from banks and related parties.

       Other income amounted to $58,204 for Fiscal 2000 versus other income of $73,729 for Fiscal 1999. This change mainly reflects lower rental income from the Company subleasing excess square feet in its facility.

  Net Loss

       Primarily as a result of the factors described above, the Company had a net loss of $6,360,783 for Fiscal 2000 compared to a net loss of $3,117,680 for Fiscal 1999.

  Financial Condition and Liquidity

     At September 30, 2000 and September 30, 1999, the Company had working capital deficiencies of $543,515 and $738,755 respectively, and cash and cash equivalents of $82,313 and $280,758, respectively. Net cash used in operating activities during Fiscal 2000 amounted to $6,172,909 resulting primarily from the operating loss of $6,360,783, an increase in accounts receivable of $366,564, an increase in inventories of $282,797 and an increase in prepaid expenses of $63,964; partially offset by depreciation and amortization of $143,075, amortization of goodwill of $281,695, a provision for losses on accounts receivable of $77,540, a decrease in other assets of $127,659 and increases in accounts payable and accrued expenses of $271,230. Net cash provided by financing and investing activities during Fiscal 2000 was $5,974,464 which included proceeds from the sale of preferred stock, common stock and warrants of $2,966,936, proceeds from the exercise of options and warrants of $2,947,152 and proceeds from the collection of preferred stock subscription receivable of $595,599 ; offset in part by repayment of notes payable and long-term debt of $308,733 and purchases of property and equipment and other assets of $226,490.

     In Fiscal 2000, the Company received net proceeds of approximately $2,655,000 from the sale of 450,334 shares of Series C Convertible Preferred Stock which included warrants to purchase 450,334 shares of the Company's common stock at exercise prices of $2.45-$6.05 per share for a period of thirty-six months. During the same period, the Company received proceeds of approximately $312,000 from the sale of 145,032 shares of the Company's common stock and proceeds of approximately $2,947,000 from the exercise of stock options and warrants to purchase 4,841,518 shares of the Company's common stock. From October 2000 through early January 2001, the Company received proceeds of approximately $1,321,000 from the sale of 998,888 shares of the Company's common stock which included warrants to purchase 3,098,888 shares of the Company's common stock at exercise prices of $1.25-$1.50 per share for periods of thirty-six to sixty months. The Company is attempting to raise up to $10,000,000 from the sales of equity and/or debt securities. The Company plans to use the proceeds from these financings to provide working capital and capital equipment funding to operate the Company, to expand the Company's business, to further develop and enhance the ORALscreen and HAIRscreen drug screening systems, to fund strategic acquisitions and to pursue the development of oral fluid diagnostic testing for diseases. However, there can be no assurance that these financings will be achieved.

     For the balance of fiscal year 2001, the Company's cash requirements are expected to include primarily the funding of operating losses, the payment of outstanding accounts payable, the repayment of certain notes payable, the funding of operating capital to grow the Company's drugs of abuse testing products and services, the continued funding for the development of oral fluid diagnostic testing products for diseases and the exploration and funding of acquisitions that will accelerate the expansion of the Company.

     Operating revenues of the Company (exclusive of revenues from USDTL) grew approximately 40% in Fiscal 2000 and are expected to grow at a more rapid pace during Fiscal 2001 as the Company expands its shipments of new and enhanced ORALscreen products and grows the business of USDTL. Based on current sales, expense and cash flow projections, the Company believes that the current level of cash and short-term investments on hand and most importantly, a portion of the anticipated net proceeds from the financing mentioned above would be sufficient to fund operations until the Company achieves profitability. There can be no assurance that the Company will consummate the above-mentioned financing, or that any or all of the net proceeds sought thereby will be
obtained.  Once  the  Company  achieves  profitability,   the  longer-term  cash
requirements of the Company to fund operating activities, purchase capital equipment, expand the existing business and develop new products are expected to be met by the anticipated cash flow from operations and proceeds from the financings described above. However, because there can be no assurances that sales will materialize as forecasted, management will continue to closely monitor and attempt to control costs at the Company and will continue to actively seek the needed additional capital.

     As a result of the Company's recurring losses from operations and working capital deficit, the report of its independent certified public accountants relating to the financial statements for Fiscal 2000 contains an explanatory paragraph stating substantial doubt about the Company's ability to continue as a going concern. Such report states that the ultimate outcome of this matter could not be determined as of the date of such report (December 5, 2000). The Company's plans to address the situation are presented above. However, there are no assurances that these endeavors will be successful or sufficient.

  New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued FSAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at their fair values. If certain conditions are met, a derivative may be specifically designed as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged assets or liability or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized income in the period of change. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

     Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to affect its financial statements.

     In March 2000, the FASB issued interpretation No. 44 ("FIN44"), "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN44 is effective July 1, 2000 but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The Company has adopted FIN 44 in Fiscal 2000 and it did not have a material effect on the Company's financial statements.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 which summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Staff Accounting bulletin is effective for the year beginning October 1, 2000. The initial adoption of this guideline is not anticipated to have a material impact on the Company's results of operations or financial position, however, the guidance may impact the way in which the Company will account for future transactions.

     In November 2000, the FASB Emerging Issues Task Force ("EITF") issued a consensus that requires the remeasurement of original issue discount on preferred stock with characteristics similar to the convertible preferred stock issued by the Company during fiscal years 2000 and 1999. The Company is currently reviewing the impact in the financial statements of adopting the EITF consensus and believes that such adoption will increase the original issue discount by approximately $1,078,000 and will result in additional dividends related to preferred stock. Upon completion of its review, the Company will record any change in the original issue discount in the first quarter of Fiscal 2001.

  Item 7.        Financial Statements

       Reference is made to the Index on page F-2 of the Consolidated Financial Statements, included herein.

  Item 8.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
       Not applicable.

Avitar, Inc. and Subsidiaries


                                    Contents


Consolidated financial statements:

         Balance sheet                                     F-3 to F4

         Statements of operations                          F-5

         Statements of stockholders' equity                F-6

         Statements of cash flows                          F-7 to F-8

         Notes to consolidated financial statements        F-9 to F-30

Report of Independent Certified Public Accountants



To the Board of Directors and Stockholders
Avitar, Inc.

We have audited the accompanying consolidated balance sheet of Avitar, Inc. and subsidiaries as of September 30, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended September 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avitar, Inc. and subsidiaries as of September 30, 2000, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2000, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficit as of September 30, 2000. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                          BDO Seidman, LLP
Boston, Massachusetts
December 5, 2000 except
  for Note 14 for which the
  date is January 12, 2001

                          Avitar, Inc. and Subsidiaries

                           Consolidated Balance Sheet



September 30,                                                      2000
-------------------------------------------------------------------------------

Assets
Current:
  Cash and cash equivalents                               $      82,313
  Accounts receivable, less allowance for doubtful
     accounts of $113,000 (Notes 4 and 13)                      747,883
  Inventories (Note 5)                                          507,878
  Prepaid expenses and other                                    205,072
  Preferred stock subscription receivable (Note 11)              42,228
------------------------------------------------------------------------

     Total current assets                                     1,585,374

Property and equipment, net (Note 6)                            376,341

Goodwill, net of accumulated amortization of $352,119         2,464,833

Other assets (Note 7)                                           259,706
------------------------------------------------------------------------
                                                          $   4,686,254
                                                          ==============

See accompanying notes to consolidated financial statements

                          Avitar, Inc. and Subsidiaries

                           Consolidated Balance Sheet

September 30,                                                                                    2000
------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity

Current liabilities:
   Short-term debt (including $7,063 due to affiliates) (Note 8)                       $      285,243
   Accounts payable                                                                         1,200,550
   Accrued expenses (including $11,486 due to affiliates)                                     545,258
   Current maturities of long-term debt (Note 9)                                               34,911
   Current portion of capital lease obligation (Note 10)                                       62,927
------------------------------------------------------------------------------------------------------
     Total current liabilities                                                              2,128,889

Long-term debt, less current maturities (Note 9)                                               15,647

Capital lease obligation, less current portion (Note 10)                                       54,352
------------------------------------------------------------------------------------------------------
     Total liabilities                                                                      2,198,888
------------------------------------------------------------------------------------------------------
Commitments and contingencies (Notes 10 and 11)

Stockholders' equity (Note 11):
  Series A, B and C convertible  preferred  stock,  $.01 par value;  authorized
   5,000,000 shares;2,062,143 shares issued and outstanding, with aggregate liquidation value - Series A - $53,548 plus 7% annual dividend;
   Series B - $3,751,072, Series C - $2,654,840                                                20,621
  Common stock, $.01 par value; authorized 75,000,000 shares; 30,695,692 shares
   issued and outstanding                                                                     306,957
  Additional paid-in capital                                                               31,213,838
  Accumulated deficit                                                                     (28,993,409)
------------------------------------------------------------------------------------------------------
                                                                                            2,548,007
  Less preferred stock subscription receivable                                                (60,641)
------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                             2,487,366
------------------------------------------------------------------------------------------------------
                                                                                       $    4,686,254
                                                                                       ===============

See accompanying notes to consolidated financial statements.

                          Avitar, Inc. and Subsidiaries

                      Consolidated Statements of Operations

Years ended September 30,                                              2000                 1999
--------------------------------------------------------------------------------------------------
Sales (Note 13)                                                $   4,079,072         $  2,495,423
--------------------------------------------------------------------------------------------------
Operating expenses:
   Cost of sales                                                   3,095,454            2,059,483
   Selling, general and administrative                             5,490,567            2,673,415
   Research and development                                        1,565,967              792,211
   Amortization of goodwill                                          281,695               70,424
--------------------------------------------------------------------------------------------------
    Total operating expenses                                      10,433,683            5,595,533
--------------------------------------------------------------------------------------------------

     Loss from operations                                         (6,354,611)          (3,100,110)
--------------------------------------------------------------------------------------------------

Other income (expense):
   Interest income                                                    15,884               30,273
   Interest expense and financing costs (includes $708 and
     $716 to affiliates)                                             (80,260)            (121,572)
   Other income, net                                                  58,204               73,729
--------------------------------------------------------------------------------------------------

     Total other expense                                              (6,172)             (17,570)
--------------------------------------------------------------------------------------------------

Net loss                                                       $  (6,360,783)        $ (3,117,680)
                                                               ===================================

Basic and diluted net loss per share (Note 11)                 $        (.26)        $       (.24)
                                                               ===================================


See accompanying notes to consolidated financial statements.

                          Avitar, Inc. and Subsidiaries

                 Consolidated Statements of Stockholders' Equity
                                                         (Note 11)

                                                                                                                        Additional
                                                                      Preferred Stock              Common Stock           Paid-in
                                                                   --------------------        --------------------
Years ended September 30, 2000 and 1999                             Shares      Amount         Shares       Amount        Capital
-----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1998                                      792,588      $ 7,926    17,469,768     $ 174,698    $15,496,788
-----------------------------------------------------------------------------------------------------------------------------------
   Conversion of Series A preferred stock into common stock       (603,701)      (6,037)    1,811,103        18,111        (12,074)
   Conversion of Series B preferred stock into common stock        (36,771)        (368)      367,440         3,674         (3,306)
   Conversion of notes payable from affiliates into Series B
     preferred stock                                                24,570          246             -             -        199,754
   Issuance of common stock for services                                 -            -        87,111           871         27,875
   Exercise of stock options                                             -            -        56,450           565         20,625
   Sale of Series B preferred stock, net of expenses             1,542,966       15,430             -             -      3,642,870
   Exercise of warrants                                                  -            -     2,244,200        22,442        844,650
   Issuance of common stock in connection with settlement                -            -       400,000         4,000         (4,000)
     of litigation
   Issuance of common stock in connection with acquisition               -            -     2,062,570        20,626      2,746,225
   Payment of preferred stock dividend, Series B preferred stock       443            4             -             -          8,915
   Accreted dividends, Series B preferred stock                          -            -             -             -        873,073
   Value of warrants issued in connection with Series B preferred
     stock sales                                                         -            -             -             -        609,266
   Net loss                                                              -            -             -             -              -
-----------------------------------------------------------------------------------------------------------------------------------

Balance at September 30, 1999                                    1,720,095       17,201    24,498,642       244,987     24,450,661

   Sale of common stock, net of expenses                                 -            -       145,032         1,450        310,646
   Conversion of Series B preferred stock into common stock       (121,050)      (1,211)    1,210,500        12,105        (10,894)
   Exercise of warrants                                                  -            -     4,704,793        47,048      2,799,496
   Exercise of stock options                                             -            -       136,725         1,367         99,241
   Sale of Series C preferred stock, net of expenses               450,334        4,503             -             -      2,650,337
   Payment of preferred stock dividend                              12,764          128             -             -        383,162
   Value of warrants issued in connection with Series C preferred
     stock sales                                                         -            -             -             -        468,939
   Value of warrants extended                                            -            -             -             -         62,250
   Collection of preferred stock subscription receivable                 -            -             -             -              -
   Net loss                                                              -            -             -             -              -
-----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2000                                    2,062,143      $20,621    30,695,692     $ 306,957    $31,213,838
===================================================================================================================================

See accompanying notes to consolidated financial statements.

                          Avitar, Inc. and Subsidiaries

                                                         (Note 11)

                                                                                         Preferred
                                                                                          Stock
                                                                         Accumulated    Subscription
Years ended September 30, 2000 and 1999                                    Deficit       Receivable
----------------------------------------------------------------------------------------------------
Balance at September 30, 1998                                           $(17,109,209)      $       -

   Conversion of Series A preferred stock into common stock                       -                -

   Conversion of Series B preferred stock into common stock                       -                -
   Conversion of notes payable from affiliates into Series B
     preferred stock                                                              -                -
   Issuance of common stock for services                                          -                -
   Exercise of stock options                                                      -                -
   Sale of Series B preferred stock, net of expenses                              -         (456,468)
   Exercise of warrants                                                           -                -
   Issuance of common stock in connection with settlement                         -                -
    of litigation
   Issuance of common stock in connection with acquisition                        -                -
   Payment of preferred stock dividend, Series B preferred stock             (8,919)               -
   Accreted dividends, Series B preferred stock                            (873,073)               -
   Value of warrants issued in connection with Series B preferred
     stock sales                                                           (609,266)               -
   Net loss                                                              (3,117,680)               -
-----------------------------------------------------------------------------------------------------

Balance at September 30, 1999                                            (21,718,147)       (456,468)

   Sale of common stock, net of expenses                                          -                -
   Conversion of Series B preferred stock into common stock                       -                -
   Exercise of warrants                                                           -                -
   Exercise of stock options                                                      -                -
   Sale of Series C preferred stock, net of expenses                              -                -
   Payment of preferred stock dividend                                     (383,290)               -
   Value of warrants issued in connection with Series C preferred
     stock sales                                                           (468,939)               -
   Value of warrants extended                                               (62,250)               -
   Collection of preferred stock subscription receivable                          -          395,827
   Net loss                                                              (6,360,783)               -
-----------------------------------------------------------------------------------------------------
Balance at September 30, 2000                                           $(28,993,409)      $ (60,641)
=====================================================================================================

See accompanying notes to consolidated financial statements.

                          Avitar, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows


Years ended September 30,                                                                    2000                 1999
-----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net loss                                                                         $  (6,360,783)        $ (3,117,680)
   Adjustments to reconcile net loss to net cash used in
     operating activities
     Provision for doubtful accounts                                                       77,540                    -
     Depreciation and amortization                                                        143,075              121,112
     Amortization of goodwill                                                             281,695               70,424
     Noncash charge for services and compensation                                               -               28,746
     Changes in operating assets and liabilities excluding effects of purchase of USDTL:
       Accounts receivable                                                               (366,564)            (108,051)
       Inventories                                                                       (282,797)             (82,891)
       Prepaid expenses and other current assets                                          (63,964)              (8,177)
       Other assets                                                                       127,659             (327,627)
       Accounts payable and accrued expenses                                              271,230               77,540
-----------------------------------------------------------------------------------------------------------------------

         Net cash used in operating activities                                         (6,172,909)          (3,346,604)
-----------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Purchases of property and equipment                                                   (192,122)             (69,179)
   Purchase of other assets                                                               (34,368)                   -
   Acquisition of USDTL, net of cash acquired                                                   -               11,882
-----------------------------------------------------------------------------------------------------------------------

         Net cash used in investing activities                                           (226,490)             (57,297)
-----------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Repayments of notes payable and long-term debt                                        (308,733)            (175,938)
   Sales of preferred stock, common stock and warrants                                  2,966,936            2,959,832
   Exercise of stock options and warrants                                               2,947,152              888,282
   Collection of subscription receivable                                                  595,599                    -
-----------------------------------------------------------------------------------------------------------------------

         Net cash provided by financing activities                                      6,200,954            3,672,176
-----------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                     (198,445)             268,275

Cash and cash equivalents, beginning of year                                              280,758               12,483
-----------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                                              $      82,313         $    280,758
=======================================================================================================================

See accompanying notes to consolidated financial statements.

                          Avitar, Inc. and Subsidiaries

                     Consolidated Statements of Cash Flows
                                                (Concluded)

Years ended September 30,                                                                    2000                 1999
-----------------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
   Cash paid during the year for:
     Interest                                                                       $      78,844         $    122,300
     Taxes                                                                          $       2,303         $        500

Supplemental schedule of noncash investing and
  financing activities:
   During 2000, 121,050 shares of Series B preferred stock were converted into 1,210,500 shares of common stock.

   During 2000, 12,764 shares of Series B preferred stock were issued as payment of a preferred stock dividend of $383,290.

   Notes payable of $200,000 were converted into preferred stock during 1999.

   Accounts payable in the amount of $232,188, which was due to the Company's landlord for past due rent obligations, was converted into notes payable during 1999.

   During 1999, 400,000 shares of common stock was issued in connection with settlement of litigation. (See Note 11).

   During 1999, 603,701 shares of Series A preferred stock were converted into 1,811,103 shares of common stock.

   During 1999, 36,771 shares of Series B preferred stock were converted into 367,440 shares of common stock.

   During 1999, the Company acquired all the outstanding capital stock of United
    States Drug Testing Laboratories, Inc. as follows:

     Fair value of assets acquired excluding cash received of $11,882               $           -         $    396,554
     Liabilities assumed                                                                        -             (375,085)
     Direct costs of acquisition                                                                -              (83,452)
     Common stock issued                                                                        -           (2,766,851)
     Goodwill                                                                                   -            2,816,952
------------------------------------------------------------------------------------------------------------------------

       Net cash received                                                            $           -         $     11,882
========================================================================================================================


See accompanying notes to consolidated financial statements.

1.     Description of
       Business and Basis
       Of Presentation

                                      Avitar,  Inc.  ("Avitar" or the "Company")
                                      through  its  wholly-owned   subsidiaries,
                                      Avitar  Technologies,   Inc.  ("ATI")  and
                                      United  States Drug Testing  Laboratories,
                                      Inc.    ("USDTL")    designs,    develops,
                                      manufactures,    markets,   and   provides
                                      healthcare  and  diagnostic  test products
                                      and  services.  Avitar  sells its products
                                      and  services  to  large  medical   supply
                                      companies,  diagnostic test  distributors,
                                      governmental  agencies and employers.  The
                                      Company   operates   in   one   reportable
                                      segment.

                                      The   Company's   consolidated   financial
                                      statements  have  been  presented  on  the
                                      basis  that it is a going  concern,  which
                                      contemplates the realization of assets and
                                      the  satisfaction  of  liabilities  in the
                                      normal course of business. The Company has
                                      suffered  recurring losses from operations
                                      and  has  a  working  capital  deficit  of
                                      $543,515 as of  September  30,  2000.  The
                                      Company  raised net  proceeds  aggregating
                                      approximately  $5,914,000  during the year
                                      ended  September 30, 2000 from the sale of
                                      stock  and   exercise   of   options   and
                                      warrants.  The  Company is  attempting  to
                                      obtain  additional  equity  financing (see
                                      Note   14).    Based    upon   cash   flow
                                      projections,   the  Company  believes  the
                                      anticipated  cash flow from operations and
                                      expected net proceeds  from future  equity
                                      financings  will be  sufficient to finance
                                      the  Company's  operating  needs until the
                                      operations  achieve  profitability.  There
                                      can  be  no  assurances   that  forecasted
                                      results   will   be   achieved   or   that
                                      additional financing will be obtained. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.     Summary of
       Significant
       Accounting
       Policies

       Estimates and
       Assumptions
                                      The preparation of financial statements in
                                      conformity    with   generally    accepted
                                      accounting  principles requires management
                                      to make  estimates  and  assumptions  that
                                      affect the reported  amounts of assets and
                                      liabilities  and  disclosure of contingent
                                      assets and  liabilities at the date of the
                                      financial   statements  and  the  reported
                                      amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       Principles of
       Consolidation

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

       Revenue
       Recognition
                                      Sales  of  products   and   services   are
                                      recorded in the period the products are shipped or services are provided.

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

       Research and
       Development
                                      Research   and   development   costs   are
                                      expensed as incurred.
       Income (Loss)
       Per Share of
       Common Stock
                                      The Company follows Statement of Financial
                                      Accounting  Standards No. 128 ("SFAS 128")
                                      "Earnings  per  Share."  Under  SFAS  128,
                                      basic  earnings  per  share  excludes  the
                                      effect of any dilutive  options,  warrants
                                      or convertible  securities and is computed
                                      by   dividing   the  net   income   (loss)
                                      available  to common  shareholders  by the
                                      weighted  average  number of common shares
                                      outstanding   for  the   period.   Diluted
                                      earnings per share is computed by dividing
                                      the net income (loss)  available to common
                                      shareholders  by the  sum of the  weighted
                                      average number of common shares and common
                                      share   equivalents   computed  using  the
                                      average market price for the period under the treasury stock method (when dilutive).

2.     Summary of
       Significant
       Accounting
       Policies
       (Continued)

       Stock Options
                                      The  Company  follows  the  provisions  of
                                      Statement    of    Financial    Accounting
                                      Standards    No.   123    ("SFAS    123"),
                                      "Accounting for Stock-Based Compensation."
                                      The Company accounts for stock options to employees at their intrinsic value with disclosure of the effects of fair value accounting on net income (loss) and income
                                      (loss)  per  basic  and  diluted  share of
                                      common stock on a pro forma basis.

       Income Taxes
                                      Income taxes are  accounted  for using the
                                      liability method as set forth in Statement
                                      of Financial Accounting Standards No. 109,
                                      "Accounting  for Income Taxes." Under this
                                      method, deferred income taxes are provided
                                      on the  differences in basis of assets and
                                      liabilities  between  financial  reporting
                                      and  tax  returns  using  enacted   rates.
                                      Valuation  allowances  have been  recorded
                                      (see Note 12).

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

       Advertising
                                      The Company expenses  advertising costs as
                                      incurred.    Advertising    expense    was
                                      approximately $628,000 and $265,000 in fiscal 2000 and 1999, respectively.

2.     Summary of
       Significant
       Accounting
       Policies
       (Continued)

       Recent
       Accounting
       Standards
                                      In June  1998,  the  Financial  Accounting
                                      Standards   Board  issued  SFAS  No.  133,
                                      "Accounting for Derivative Instruments and
                                      Hedging Activities." SFAS No. 133 requires
                                      companies  to  recognize  all   derivative
                                      contracts at their fair values,  as either
                                      assets  or   liabilities  on  the  balance
                                      sheet.  If certain  conditions  are met, a
                                      derivative may be specifically  designated
                                      as a hedge,  the  objective of which is to
                                      match   the   timing   of   gain  or  loss
                                      recognition on the hedging derivative with
                                      the  recognition of (1) the changes in the
                                      fair   value  of  the   hedged   asset  or
                                      liability  that  are  attributable  to the
                                      hedged risk, or (2) the earnings effect of
                                      the hedged forecasted  transaction.  For a
                                      derivative  not  designated  as a  hedging
                                      instrument, the gain or loss is recognized
                                      in income in the  period of  change.  SFAS
                                      No.  133,  as amended by SFAS No.  137, is
                                      effective  for  all  fiscal   quarters  of
                                      fiscal years beginning after June 15, 2000.

                                      Historically,  the Company has not entered
                                      into derivative  contracts either to hedge
                                      existing   risks   or   for    speculative
                                      purposes. Accordingly, the Company does not expect adoption of the new standard to affect its financial statements.

                                      In   March    2000,    the   FASB   issued
                                      interpretation    No.   44   ("FIN   44"),
                                      "Accounting   for   Certain   Transactions
                                      Involving    Stock    Compensation,     an
                                      interpretation of APB Opinion No. 25." FIN
                                      44 clarifies the application of APB No. 25
                                      for (a) the  definition  of  employee  for
                                      purposes  of  applying  APB  25,  (b)  the
                                      criteria  for  determining  whether a plan
                                      qualifies as a  noncompensatory  plan, (c)
                                      the  accounting  consequences  of  various
                                      modifications   to  the  previously  fixed
                                      stock   option  or  award,   and  (d)  the
                                      accounting   for  an   exchange  of  stock
                                      compensation    awards   in   a   business
                                      combination.  FIN 44 is effective  July 1,
                                      2000   but   certain   conclusions   cover
                                      specific  events that occur  after  either
                                      December 15, 1998 or January 12, 2000. The
                                      Company has adopted FIN 44 in fiscal 2000 and it did not have a material effect on the Company's financial statements.

2.     Summary of
       Significant
       Accounting
       Policies
       (Continued)

       New Accounting
       Pronouncements
                                      In  December   1999,  the  Securities  and
                                      Exchange  Commission  ("SEC") issued Staff
                                      Accounting    Bulletin   No.   101   which
                                      summarizes  certain  of  the  SEC  staff's
                                      views  in  applying   generally   accepted
                                      accounting     principles    to    revenue
                                      recognition in financial  statements.  The
                                      Staff Accounting bulletin is effective for the year beginning October 1, 2000. The initial adoption of this guidance is not anticipated to have a material impact on the Company's results of operations or financial position, however, the guidance may impact the way in which the Company will account for future transactions.

                                      In November 2000, the FASB Emerging Issues
                                      Task  Force  ("EITF")  issued a  consensus
                                      that   requires   the   remeasurement   of
                                      original issue discount on preferred stock
                                      with   characteristics   similar   to  the
                                      convertible  preferred stock issued by the
                                      Company during fiscal years 2000 and 1999.
                                      The  Company is  currently  reviewing  the
                                      impact  in  the  financial  statements  of
                                      adopting this EITF  consensus and believes
                                      that  such   adoption  will  increase  the
                                      original issue  discount by  approximately
                                      $1,078,000 and will result in additional dividends related to preferred stock. Upon completion of its review, the Company will record any change in the original issue discount in the first quarter of fiscal 2001.


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

3.     Acquisition
       (Continued)
                                      The consolidated  statements of operations
                                      and  cash   flows   for  the  year   ended
                                      September 30, 1999 include the results of operations and cash flows of USDTL from July 9, 1999 through September 30, 1999.

                                      The unaudited pro forma  combined  results
                                      of  operations  of  the  Company  and  the
                                      business  acquired  in fiscal 1999 for the
                                      year ended  September  30, 1999,  assuming
                                      that  the   transaction  had  occurred  at
                                      October 1, 1998 and after giving effect to
                                      certain  pro  forma   adjustments  are  as
                                      follows:

                                      Years ended September 30,                                                       1999
                                      --------------------------------------------------------------------------------------

                                      Revenue                                                               $    3,234,089
                                      Net loss from continuing operations                                   $   (3,450,008)
                                      Net loss per common share:
                                         Basic and diluted                                                  $         (.24)

4.     Accounts
       Receivable
                                      In the ordinary  course of  business,  the
                                      Company will factor its receivables with a
                                      financial  services  organization  at full
                                      recourse against the Company.  The Company
                                      pays an administration fee of .25% of each
                                      purchased  receivable  and 2% per month of
                                      the   average   daily   account    balance
                                      outstanding.  Interest  expense charged to
                                      operations   amounted   to   approximately
                                      $34,000 and $56,000 during the years ended
                                      September 30, 2000 and 1999, respectively, related to the factored receivables. At September 30, 2000 there were no Company receivables factored.


5.     Inventories
                                      Inventories consist of the following:

                                      September 30,                  2000
                                      -------------------------------------

                                      Raw materials           $   181,575
                                      Work-in-process              85,102
                                      Finished goods              241,201
                                      -------------------------------------

                                                              $   507,878
                                      -------------------------------------

6.     Property and
       Equipment
                                      Property and equipment consists of the following:

                                      September 30,                         2000
                                      ------------------------------------------

                                      Equipment                      $   891,987
                                      Furniture and fixtures             183,907
                                      Leasehold improvements              43,740
                                      ------------------------------------------

                                      ------------------------------------------


                                      Less: accumulated depreciation
                                        and amortization                 743,293
                                      ------------------------------------------

                                                                     $   376,341
                                      ------------------------------------------

                                      At  September   30,  2000,   the  cost  of
                                      equipment   under   capital   leases   was
                                      $219,306   and  the  related   accumulated
                                      amortization was $78,372.


7.     Other Assets
                                      Other assets consist of the following:

                                      September 30,                         2000
                                      ------------------------------------------

                                      Restricted cash                $   142,341
                                      Patents                            167,627
                                      Other                               11,000
                                      ------------------------------------------

                                                                         320,968

                                      Less accumulated amortization       61,262
                                      ------------------------------------------

                                      Other assets, net              $   259,706
                                      ------------------------------------------

7.     Other Assets
       (Continued)
                                      In connection  with the purchase of USDTL,
                                      the   Company   entered   into  an  escrow
                                      agreement.  Pursuant  to  this  agreement,
                                      $270,000 was originally  deposited with an
                                      escrow  agent as  additional  security for
                                      certain  commitments  of USDTL  assumed by
                                      the  Company  of which  $142,341  remained
                                      restricted  at  September  30,  2000.  The
                                      remaining   restricted   funds   will   be
                                      released    back   to   the   Company   as
                                      commitments are reduced, no later than July 1, 2001, unless there are unresolved claims outstanding. These funds have been classified as restricted cash.


8.     Short-Term Debt

                                      Short-term debt consists of the following:

                                      September 30,                                                                   2000
                                      --------------------------------------------------------------------------------------
                                      Revolving  Credit  Agreement with a bank,  due on demand,  monthly interest  payments  at prime  plus 3% (12.5%  at  September 30,
                                         2000).                                                                   $247,820

                                      Note payable to insurance  company,  interest at 8.5%,  payable in
                                         monthly   installments  of  approximately   $6,900,   including
                                         interest, through February 2001.                                           29,700

                                      Note  payable  to bank,  interest  at  8.5%,  payable  in  monthly installments of $1,148,  including interest,  through September
                                         2000.                                                                         660

                                      Funds advanced from various related parties, interest at 10%.7,063
                                      --------------------------------------------------------------------------------------

                                                                                                               $   285,243
                                      --------------------------------------------------------------------------------------

                                      The  Revolving   Credit   Agreement   (the
                                      "Agreement") provides for borrowings up to
                                      $250,000  and was  amended  to extend  the
                                      expiration  date to December  15, 2000 and
                                      increase the  interest  rate to prime plus
                                      4%. The Company is negotiating with a bank
                                      to   replace   the   existing   agreement.
                                      Outstanding  borrowings are collateralized
                                      by  the   assets   of  the   Company   and
                                      guaranteed  by certain  principals  of the
                                      Company.   The   Agreement   requires  the
                                      Company to maintain certain financial and other covenants.

 9.    Long-Term Debt

                                      Long-term debt consists of the following:

                                      September 30,                                                                   2000
                                      --------------------------------------------------------------------------------------
                                      Note payable to bank maturing  February 5,
                                         2002,  principal  and interest at 8.00%
                                         per   annum    payable    in    monthly
                                         installments   of   $3,138,   including
                                         interest,   collateralized  by  general
                                         business  assets of USDTL and  personal
                                         residence  of  USDTL's   former  owner.
                                         $50,558

                                      Less current maturities                                                       34,911
                                      --------------------------------------------------------------------------------------

                                      Long-term debt                                                            $   15,647
                                      --------------------------------------------------------------------------------------


                                      Maturities   of  long-term   debt  are  as
                                      follows:

                                      September 30,                                                                 Amount
                                      --------------------------------------------------------------------------------------

                                      2001                                                                      $   34,911
                                      2002                                                                          15,647
                                      --------------------------------------------------------------------------------------

                                                                                                                $   50,558
                                      --------------------------------------------------------------------------------------

10.    Commitments and
       Contingencies

       Lease

                                      ATI and USDTL lease office space under operating leases which expire in 2005. Certain additional costs are incurred in connection with the leases and the leases may be renewed for additional periods. ATI leases certain equipment under capital leases.

                                      Rental expense under the noncancelable operating leases charged to operations for the years ended September 30, 2000 and 1999 totaled approximately $498,000 and $455,000, respectively.

10.    Commitments and
       Contingencies
       (Continued)

       Lease
       (Continued)
                                      In  fiscal   1995,   the  Company   issued
                                      warrants to purchase 150,000 shares of its common stock to its lessor at an exercise price of $.50 per share. All warrants were exercised during fiscal 1999.

                                     Future minimum rentals are as follows:

                                                                                            Capital             Operating
                                      --------------------------------------------------------------------------------------
                                      2001                                               $    62,950            $635,627
                                      2002                                                    70,652             639,554
                                      2003                                                    40,945             643,481
                                      2004                                                    10,015             647,407
                                      2005                                                         -             295,136
                                      --------------------------------------------------------------------------------------

                                      Total minimum lease payments                           184,562          $2,861,205
                                                                                                              ===========
                                      Less amount representing interest                      67,283
                                      --------------------------------------------------------------

                                      Present value of net minimum
                                        lease payments                                       117,279

                                      Less current portion                                    62,927
                                      --------------------------------------------------------------

                                      Long-term portion                                  $    54,352
                                      ==============================================================

10.    Commitments and
       Contingency
       (Continued)

       Employment
       Agreements
                                      The  Company   entered   into   employment
                                      agreements    with   its   two   principal
                                      executives, which payments thereunder were
                                      subsequently assigned to an affiliate. The
                                      agreements provide for annual compensation
                                      aggregating   $380,000   per  year,   plus
                                      cost-of-living increases and bonuses based
                                      upon pre-tax  income,  as defined.  In the
                                      event  of  a  change  in  control  of  the
                                      Company,   the  two   executives   may  be
                                      entitled  to receive up to two times their
                                      annual   salary  plus  prior  bonus.   The
                                      agreements   renew   automatically  on  an
                                      annual basis and may be terminated upon 60
                                      days  written   notice  by  either  party.
                                      Expenses under these agreements totaled approximately $335,000 and $300,000 in 2000 and 1999, respectively.

                                      In July 1999,  the  Company  entered  into
                                      employment  agreements with two executives
                                      of  USDTL.  The  agreements   provide  for
                                      annual compensation  aggregating  $226,000
                                      per year, plus cost-of-living increases and bonuses or commissions, as defined. The agreements terminate on July 1, 2004. Expenses under these agreements totaled approximately $226,000 and $64,000 in 2000 and 1999, respectively.

       Retirement Plan
                                      In February  1998,  the Company  adopted a
                                      defined contribution retirement plan which
                                      qualifies  under  Section  401(k)  of  the
                                      Internal     Revenue    Code,     covering
                                      substantially all employees. Participant contributions are made as defined in the Plan agreement. Employer contributions are made at the discretion of the Company. No Company contributions were made in 2000 or 1999.

11.    Stockholders'
       Equity

       Preferred Stock
                                      Preferred stock consists of the following;

                                      September 30,                        2000
                                      ------------------------------------------

                                      Series A                           53,548
                                      Series B                        1,558,261
                                      Series C                          450,334
                                      ------------------------------------------

                                      Total                           2,062,143
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

                                      The   1,558,261   shares   of   Series   B
                                      convertible  preferred  stock  issued  and
                                      outstanding  entitle  the  holder  of each
                                      share to:  convert it, at any time, at the
                                      option of the  holder,  into ten shares of
                                      common  stock   subject  to   antidilution
                                      provisions and receive dividends amounting
                                      to an annual 8% cash dividend or 10% stock
                                      dividend  payable  in  shares  of Series B
                                      preferred  stock  computed  on the  amount
                                      invested,   at  the   discretion   of  the
                                      Company.  After  one year from the date of
                                      issuance, the Company may redeem, in whole
                                      or in part, the outstanding  shares at the
                                      offering  price  in  the  event  that  the
                                      average closing price of ten shares of the
                                      Company's  common  stock  shall  equal  or
                                      exceed 300% of the offering  price for any
                                      20  consecutive  trading days prior to the
                                      notice  of  redemption;   and  liquidating
                                      distributions of an amount per share equal to the offering price. In connection with preferred stock issuances in 1999,

11.    Stockholders'
       Equity
       (Continued)

       Preferred Stock
       (Continued)
                                      $102,869   of   subscription   receivables
                                      remain  outstanding  as of  September  30,
                                      2000.   Of   this   amount,   $42,228   is
                                      classified as a current asset as this cash
                                      was  collected  subsequent  to  year  end.
                                      Approximately 101,100 shares of the Series
                                      B convertible  preferred stock were issued
                                      with a  conversion  price below the common
                                      stock's  quoted  value,  and as a  result,
                                      accreted   dividends   of  $873,073   were
                                      recorded  and included in the earnings per
                                      share calculation for year ended September
                                      30, 1999.  Undeclared and unpaid dividends
                                      amounted  to  $256,312   and  $274,677  at
                                      September 30, 2000 and 1999, respectively.

                                      The 450,334 shares of Series C convertible
                                      preferred  stock  issued  and  outstanding
                                      entitle  the holder of each  share,  after
                                      one year from the date of  investment,  to
                                      convert  into  the  number  of  shares  of
                                      common  stock   derived  by  dividing  the
                                      purchase  price paid for each share of the
                                      preferred  stock by the  average  price of
                                      the  Company's  common  stock for the five
                                      trading days prior to  conversion  subject
                                      to   antidilution   provisions;    receive
                                      royalties  of 5% of  revenues  related  to
                                      disease   diagnostic   testing   from  the
                                      preceding   fiscal  year.  There  were  no
                                      royalties as of September 30, 2000.  After
                                      one year from the date of investments  the
                                      Company  may  redeem  in whole or in part,
                                      into the number of common  shares  derived
                                      by  dividing  the  redemption   price,  as
                                      defined, by the average closing price of the Company's common stock for the five trading days prior to the redemption date, and liquidating distributions of an amount per share equal to the amount of unpaid royalties due to the holder in the event of liquidation.

11.    Stockholders'
       Equity
       (Continued)

       Common Stock
       Purchase
       Warrants
                                      The  Company  has   outstanding   warrants
                                      entitling  the  holders  to  purchase  one
                                      share of  common  stock at the  applicable
                                      exercise   price.   During   fiscal  2000,
                                      warrants  were   exercised  for  4,704,793
                                      shares  and  warrants  covering  1,251,807
                                      were  cancelled or expired.  During fiscal
                                      1999,    warrants   were   exercised   for
                                      2,244,200  shares  and  warrants  covering
                                      473,500  shares were cancelled or expired.
                                      In fiscal 2000 and 1999, warrants covering
                                      450,334 and 8,061,000  shares were issued,
                                      respectively, primarily in connection with
                                      preferred stock issuances The value of the
                                      warrants   issued   in   connection   with
                                      preferred stock sales amounted to $468,939
                                      and  $609,266  for  fiscal  2000 and 1999,
                                      respectively.  These  amounts are recorded
                                      and  included  in the  earnings  per share
                                      calculation. The following is a summary of
                                      shares   issuable  upon  the  exercise  of
                                      warrants (all of which are exercisable) at September 30, 2000.

                                                                            Exercise         Shares          Expiration
                                                                              Price         Issuable            Date
----------------------------------------------------------------------------------------------------------------------------
       Warrants issued to consultant for services provided                  $.25            100,000           2001 - 2003

       Warrants issued in connection with preferred
         stock issuance in 1999                                         $.225-$.54        2,800,000           2000

       Warrants issued in connection with services                      $.26 -$.75          274,400           2003 - 2004

       Warrants issued in connection with repaid
          notes payable                                                     $.28            400,000           2003

       Warrants issued in connection with preferred
         stock issuance in 2000                                        $2.45-$6.05          450,334           2002 - 2003

11.    Stockholders'
       Equity
       (Continued)

       Stock Options

                                      The   Company  has  stock   option   plans
                                      providing  for the  granting of  incentive
                                      stock options for up to 750,000  shares of
                                      common  stock  to  certain   employees  to
                                      purchase  common  stock at not  less  than
                                      100% of the fair market  value on the date
                                      of grant.  Each option  granted  under the
                                      plan  may be  exercised  only  during  the
                                      continuance of the  optionee's  employment
                                      with  the   Company   or  during   certain
                                      additional  periods following the death or
                                      termination  of the optionee.  For options
                                      granted before fiscal 1999,  each employee
                                      is fully  vested  in all  options  granted
                                      under the Plan after the completion of two
                                      years  of   continuous   service   to  the
                                      Company. If the optionee has been employed by the Company for a period of less than two years, all options granted under the plan vest at a rate of 50% per year. Options granted after fiscal 1998 vest at a rate of 20% per year.

                                      During fiscal 1995, the Company  adopted a
                                      directors' plan, (the "Directors'  Plan").
                                      Under   the    Directors'    Plan,    each
                                      nonmanagement  director  is to be  granted
                                      options  covering  5,000  shares of common
                                      stock   initially  upon  election  to  the
                                      Board,  and each  year in which  he/she is
                                      selected to serve as a director. In fiscal
                                      2000,   45,000  options  were  granted  to
                                      directors under the Directors' Plan to cover required grants for fiscal 2000, 1999 and 1998.


 .

11.    Stockholders'
       Equity
       (Continued)

       Stock Options
       (Continued)
                                      During fiscal 2000 and 1999, 2,842,000 and
                                      6,001,500  options,   respectively,   were
                                      granted   primarily   to   employees   and
                                      directors  of the  Company  with  exercise
                                      prices  equal to the stock's fair value on
                                      the issue date.  Of the options  issued in
                                      fiscal   2000,   2,650,000   were  granted
                                      outside of the Company's established plans
                                      to  management  with half of these options
                                      beginning to vest on the anniversary  date
                                      of the grant at a rate of 20% per year and
                                      half of these options  vesting the earlier
                                      of 9 1/2 years from grant date, retirement
                                      of optionee  who has  attained 65 years of
                                      age, or attainment of certain  performance
                                      objectives.  During fiscal 2000, 1,012,800
                                      options  held by  employees of the Company
                                      were  cancelled  or  expired  and  136,725
                                      options held by employees were exercised.

                                      A summary of option transactions is as follows:

                                                                                            Shares                   Price
                                      --------------------------------------------------------------------------------------
                                      Outstanding at September 30, 1998                   1,930,823         $ .20 - $7.38

                                      Cancelled/expired                                    (420,000)          .20 -  1.36
                                      Exercised                                             (56,450)          .20 -   .53
                                      Granted                                             6,001,500           .28 -  2.24
                                      --------------------------------------------------------------------------------------

                                      Outstanding at September 30, 1999                   7,455,873           .20 -  7.38

                                      Cancelled/expired                                  (1,012,800)          .20 -  1.36
                                      Exercised                                            (136,725)          .20 -   .59
                                      Granted                                             2,842,000           .17 -  3.19
                                      --------------------------------------------------------------------------------------

                                      Outstanding at September 30, 2000                   9,148,348         $ .17 - $7.38
                                      --------------------------------------------------------------------------------------

11.    Stockholders'
       Equity
       (Continued)

       Stock Options
       (Continued)
                                      The following tables summarize information
                                      about  stock   options   outstanding   and
                                      exercisable at September 30, 2000:

                                                                                       Options Outstanding
                                                                                              Weighted-
                                                                          Number               Average          Weighted-
                                                    Range of          Outstanding at          Remaining          Average
                                                    Exercise           September 30,         Contractual        Exercise
                                                     Prices                2000             Life (years)          Price
                                      --------------------------------------------------------------------------------------

                                              $   .17-   $   .20            317,300               4.5              $   .20
                                                  .25-       .28          1,110,000               5.9                  .25
                                                  .35-       .59          4,082,048               8.3                  .35
                                                 1.19-      1.36          1,070,000               8.7                 1.34
                                                 1.71-      2.24            563,000               8.9                 2.22
                                                 2.38-      3.19          1,986,000               9.8                 2.74
                                      --------------------------------------------------------------------------------------
                                                            7.38             20,000               1.9                 7.38
                                      --------------------------------------------------------------------------------------

                                              $   .17-   $  7.38          9,148,348               8.3              $  1.10
                                      --------------------------------------------------------------------------------------

                                                                                       Options Exercisable
                                                                                              Weighted-
                                                                          Number               Average          Weighted-
                                                    Range of          Outstanding at          Remaining          Average
                                                    Exercise           September 30,         Contractual        Exercise
                                                     Prices                2000             Life (years)          Price
                                      --------------------------------------------------------------------------------------

                                              $   .17-   $   .20            267,300               4.0              $   .20
                                                  .25-       .28            930,000               5.6                  .25
                                                 .345-       .59            832,698               8.1                  .35
                                                 1.19-      1.36            100,000               8.5                 1.33
                                                 1.71-      2.24             57,400               8.9                 2.24
                                                 2.38-      3.19             15,000               9.5                 3.19
                                      --------------------------------------------------------------------------------------
                                                            7.38             20,000               1.9                 7.38
                                      --------------------------------------------------------------------------------------

                                              $   .17-   $  7.38          2,222,398               6.6              $  0.47
                                      --------------------------------------------------------------------------------------


11.    Stockholders'
       Equity
       (Continued)

       Stock Options
       (Continued)
                                      The Company  accounts for its  stock-based
                                      compensation   plan  using  the  intrinsic
                                      value method. Accordingly, no compensation
                                      cost has  been  recognized  for its  stock
                                      option plan. Had compensation cost for the
                                      Company's    stock    option   plan   been
                                      determined based on the fair value at the grant dates for awards under the plan consistent with the method of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company's net loss and loss per share would have been adjusted to the pro forma amounts indicated below:

                                      Years ended September 30,                                   2000                1999
                                      --------------------------------------------------------------------------------------
                                      Net loss                     As reported          $   (6,360,783)     $   (3,117,680)
                                                                   Pro forma            $   (7,011,127)     $   (3,264,120)

                                      Loss per share               As reported          $         (.26)     $        (.24)
                                                                   Pro forma            $         (.29)     $        (.25)

                                      In  determining   the  pro  forma  amounts
                                      above, the Company estimated the fair value of each option granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2000 and 1999: dividend yield of 0% for both years and expected volatility of 80.48% for 2000 and 45.8% for 1999, risk free rates ranging from 5.57% to 6.75% for 2000 and 4.60% to 6.13%
                                      for 1999, and expected lives of 5-9 years for 2000 and 1999.

                                      The weighted average fair value of options granted in fiscal 2000 and 1999 was $2.19 and $.41, respectively.

11.    Stockholders'
       Equity
       (Continued)

       Earnings Per
       Share
                                      The following data show the amounts used in computing earnings per share:

                                      September 30,                                               2000                1999
                                      --------------------------------------------------------------------------------------
                                      Net loss                                          $   (6,360,783)     $   (3,117,680)
                                      Less:
                                      Preferred stock dividends                               (374,379)           (274,677)
                                      Accreted dividends                                             -            (873,073)
                                      Value of warrants issued in
                                        connection with Series B preferred
                                        stock sales                                                  -            (609,266)
                                      Value of warrants in connection with
                                        Series C preferred stock sales                        (468,939)                  -
                                      Value of warrant extensions                              (62,250)                  -
                                      --------------------------------------------------------------------------------------

                                      Loss available to common stockholders
                                        used in basic and diluted EPS                   $   (7,266,351)     $   (4,874,696)
                                      --------------------------------------------------------------------------------------

                                      Weighted average number of common
                                      --------------------------------------------------------------------------------------
                                        shares outstanding                                  27,565,388          20,303,819
                                      --------------------------------------------------------------------------------------

                                      The following table summarizes securities that were outstanding as of September 30, 2000 and 1999, but not included in the calculation of diluted net loss per share because such shares are antidilutive:

                                      September 30,                                               2000                1999
                                      --------------------------------------------------------------------------------------
                                      Stock options                                          9,148,348           7,455,873
                                      Convertible preferred stock                           16,627,984          16,826,744
                                      Stock warrants                                         4,024,734           9,531,000

11.    Stockholders'
       Equity
       (Continued)

       Settlement of
       Litigation
                                      A.S.     Goldmen    &    Company,     Inc.
                                      ("Underwriter") and certain holders of the
                                      Underwriter's   warrants   issued  by  the
                                      Company had  previously  commenced a court
                                      action  against the Company in the Federal
                                      Court  for the  Southern  District  of New
                                      York (the "Court").  In December 1998, the
                                      Court  denied  the  Company's   motion  to
                                      dismiss this action, but the Court did not
                                      decide   and   expressly   left  open  the
                                      principal  legal  argument  urged  by  the
                                      Company  in favor of  dismissal.  In March
                                      1999,   this   action  was   settled   and
                                      discontinued with prejudice. In connection with the settlement, the Company issued 400,000 shares of common stock.


12.    Income Taxes

                                      No provision for Federal  income taxes has
                                      been  made for the years  ended  September
                                      30,  2000 and 1999,  due to the  Company's
                                      operating  losses.  At September 30, 2000,
                                      the Company has unused net operating  loss
                                      carryforwards of approximately $30,300,000
                                      (including    approximately    $11,000,000
                                      acquired from ATI) which expire at various
                                      dates through 2020. Most of this amount is
                                      subject  to  annual   limitations  due  to
                                      various  "changes in ownership"  that have
                                      occurred   over  the   past   few   years.
                                      Accordingly, most of the net operating loss carryforwards will not be available to use in the future.

                                      As of  September  30,  2000 and 1999,  the
                                      deferred  tax  assets  related  to the net
                                      operating  loss  carryforwards  have  been
                                      fully  offset  by  valuation   allowances,
                                      since the utilization of such amounts is uncertain.

13.    Major Customers
       and Suppliers
                                      Customers in excess of 10% of total sales are:

                                      Years ended September 30,                                   2000                1999
                                      --------------------------------------------------------------------------------------
                                      Customer A                                            $  628,000         $         -
                                      Customer B                                            $        -         $   350,000
                                      Customer C                                            $        -         $   746,000

                                      At September 30, 2000, accounts receivable from major customers totaled approximately $54,000.

                                      The Company's current suppliers of certain
                                      key  material   components  are  the  only
                                      vendors    that    meet   the    Company's
                                      specifications for such components. The loss of these suppliers could have a material adverse effect on the Company.


14.    Subsequent Events
                                      Subsequent   to  year  end,   the  Company
                                      received     proceeds     amounting     to
                                      approximately   $1,321,000  in  connection
                                      with the sale of common stock.

  Part III

  Item 9.        Directors, Executive Officers, Promoters and Control Persons;
     Compliance with Section 16(a) of the Exchange Act

       The directors and executive officers of the Company and their respective ages and positions with the Company, as of September 30, 2000, along with certain biographical information (based solely on information supplied by them), are as follows:

  Name                Age  Title
  Peter P. Phildius          70   Chairman of the Board and Chief Executive
                                 Officer/Director
  Douglas W. Scott (1)       54   President and Chief Operating Officer/Director
  Jay C. Leatherman Jr.      56    Chief Financial Officer and Secretary
  Carl M. Good, III          57   Vice President, Research and Development
  Douglas Lewis              51   Vice President and President of USDTL
  James Groth (1)(2)         62   Director
  Neil R. Gordon (1)(2)      52   Director
  Charles R. McCarthy (1)(2) 62   Director

  1.Member of Audit Committee.
  2.Member of Compensation Committee.


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

  Section 16(a) Beneficial Ownership Reporting Compliance.

     Section 16(a) of the Securities Exchange Act ("SEC") of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and AMEX. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     Based on its review of the copies of such forms received by it, the Company believes that, during Fiscal 2000, all filing requirements applicable to its officers, directors and greater than ten-percent shareholders were complied with except the following failures to file timely reports required by Section 16(a):



  * One report (Form 4) covering 3 transactions was filed late by James Groth.

  * One report (Form 4) covering 2 transactions was filed late by Charles McCarthy.

  * One report (Form 4) covering 4 transactions was filed late by Neil Gordon

  Item 10.  Executive Compensation

     Summary Compensation Table. The following table sets forth compensation earned by or paid to the Chief Executive Officer, Chief Operating Officer and other executive officers for Fiscal 2000 and, to the extent required by applicable Commission rules, the preceding two fiscal years.

                                         Annual Compensation          Long-Term

Name/Position               Year       Salary(1)       Bonus      Compensation  Options
Peter P. Phildius           2000        $170,833         0                  0
 (Chairman of the Board/    1999        $150,000         0          1,450,000 (2)
 Chief Executive Officer)   1998        $150,000         0            100,000 (3)
Douglas W. Scott            2000        $162,500         0                  0
 (President/                1999        $150,000         0            850,000 (2)
 Chief Operating Officer)   1998        $150,000         0            100,000 (3)
Jay C. Leatherman, Jr.      2000        $108,239         0                  0
 (Chief Financial Officer)  1999           (4)           0            437,500 (2)
                            1998           (4)           0             50,000 (3)
Carl Good                   2000        $117,981         0                  0
 (Vice President of         1999           (4)           0            390,000 (2)
 Research & Development)    1998           (4)           0             50,000 (3)
Douglas Lewis               2000        $126,000         0                  0
 (Vice President/President  1999           (4)           0            250,000 (5)
  of USDTL)                 1998       Not an officer or employee of the
                                           Company

(1) Does not include amounts reimbursed for business-related expenses incurred by the executive officers on behalf of the Company.

(2) Reflects additional stock options granted to executive officers by the Company's Board of Directors in January 1999.

(3) Reflects additional stock options granted to executive officers by the Company's Board of Directors in February 1998.

(4)  Compensation did not equal or exceed $100,000.

(5) Reflects stock options granted to executive officer by the Board of Directors as part of the acquisition of USDTL in July 1999.


     Stock Option Grants in Last Fiscal Year. No stock options were granted to the executive officers during Fiscal 2000.

     Option Exercises in Last Fiscal Year and Year-Ended Option Values. No stock options or stock appreciation rights were exercised by the executive officers in Fiscal 2000.

     As of September 30, 2000, the executive officers held options as follows, all of which are in the money:

                                 Options               Value of Options
                Total Options  Exercisable        Exercisable  Not Exercisable

 Peter Phildius     1,800,000    666,000          $1,801,480     $3,010,770
 Douglas Scott      1,200,000    606,000           1,642,180      1,577,070
 Jay Leatherman       540,000    146,250             398,806      1,045,406
 Carl Good            540,000    189,000             533,545        931,905
 Douglas Lewis        250,000     25,000              41,750        375,750

     Employment Agreements. Messrs. Phildius and Scott are covered by Employment Agreements (the "Employment Agreements") which commenced on May 19, 1995. Pursuant to the Employment Agreements, if Messrs. Phildius and/or Scott are terminated without "Cause" (as such term is defined in the Employment
Agreements) by the Company or if Messrs. Phildius and/or Scott terminate their employment as a result of a breach by the Company of its obligations under such Agreements, he will be entitled to receive his annual base salary ($200,000 for Mr. Phildius and $180,000 for Mr. Scott) for a period of up to 18 months following such termination. In addition, if there is a "Change of Control" of the Company (as such term is defined in the Employment Agreements) and, within two years following such "Change of Control", either of Messrs. Phildius or Scott is terminated without cause by the Company or terminates his employment as a result of a breach by the Company, such executive will be entitled to certain payments and benefits, including the payment, in a lump sum, of an amount equal to up to two times the sum of (i) the executive's annual base salary and (ii) the executive's most recent annual bonus (if any). In addition, pursuant to the Employment Agreements, which have a three-year term (subject to extension), Messrs. Phildius and Scott are each entitled to annual bonus payments of up to $150,000 if the Company achieves certain levels of pre-tax income (as such term is defined in such Agreements).

     Director Compensation. The Company presently pays its non- management directors $500 for each Board and Committee meeting, which they attend plus a travel fee of $250 if they must travel outside of the area to attend the meeting. In consideration of the fact that the Company does not pay its non-management directors an annual retainer, the Company adopted a directors' plan (the "Directors' Plan"), which was approved by the Stockholders on May 18, 1995. Under the Directors' Plan, each non-management director is to be granted options covering 5,000 shares of the Company's Common Stock initially upon election of the Board, and each year in which he/she is selected to serve as a director. On June 16, 1994, the Board of Directors granted to each member of the Special Independent Committee options to purchase 10,000 shares of the Company's Common Stock at an exercise price of $0.59 per share, representing the fair market value of the Company's Common Stock on the date of such grant. Such options represent an initial special grant as well as the grant for calendar year 1995. During Fiscal 1998, all options described above were canceled and replaced with options that have an exercise price of $.25 per share with no change in the expiration dates. Also during Fiscal 1998, the Company's Outside Directors were each granted options to purchase 70,000 shares of the Company's Common Stock at an exercise price of $.25 per share until February 4, 2008. These new options vested and became exercisable on the basis of 50% on February 4, 1999 and 50% on February 4, 2000. In March 2000, non-management directors received grants of 45,000 options to cover required grants for calendar years 1998, 1999 and 2000 with exercise prices ranging from $ .17 to 3.19 per share.

  Item 11.  Security Ownership of Certain Beneficial Owners and
                         Management

     The following table sets forth the number of shares of the Company's Common Stock beneficially owned as of December 31, 2000 by (i) each person believed by the Company to be the beneficial owner of more that 5% of the outstanding Company Common Stock; (ii) each director of the Company; (iii) the Company Chief Executive Officer and its four most highly compensated executive officers (other than the Chief Executive Officer) who earn over $100,000 a year; and (iv) all directors and executive officers of the Company as a group. Beneficial ownership by the Company's stockholders has been determined in accordance with the rules promulgated under Section 13(d) of the Securities Exchange Act of 1934, as amended. All shares of the Company Common Stock are owned both of record and beneficially, unless otherwise indicated.

  Name and Address of Beneficial Owner (1)               No. Owned      %
  Peter P. Phildius (2)(3)(11)(15)                       4,437,251     13.7
  Douglas W. Scott (2)(4)(11)(16)                        3,169,640     10.0
  Phildius, Kenyon & Scott("PK&S") (2)(11)               1,681,735      5.4
  Jay C. Leatherman, Jr.(2)(5)                             195,630        *
  Carl Good (2)(6)                                         397,620      1.3
  Douglas Lewis (2)(7)(17)                                 944,017      3.1
  James Groth (2)(8)(18)                                   179,699        *
  Neil R.Gordon (2)(9)                                     258,333        *
  Charles R. McCarthy (2)(10)                              158,035        *
  GIN99 LLC (12)                                         9,791,110     24.3
  David Brown (13)                                       5,146,976     14.9
  Alan Aker (14)                                         1,850,910      5.7
  All directors and executive officers as a
   group (3)(4)(5)(6)(7)(8)(9)(10)(11)(15)(16)(17)(18)   8,058,490     23.8

  * Indicates beneficial ownership of less than one (1%) percent.

     1. Information with respect to holders of more than five (5%) percent of the outstanding shares of the Company's Common Stock was derived from, to the extent available, Schedules 13D and the amendments thereto on file with the Commission and the Company's records regarding Preferred Stock issuances.

     1. The business address of such persons, for the purpose hereof, is c/o Avitar, Inc., 65 Dan Road, Canton, MA
            02021.

     1. Includes 1,597,530 shares of the Company's Common Stock, options and warrants to purchase 1,089,496 shares of the Company's Common Stock and preferred stock convertible into 68,490 shares of the Company's Common Stock. Also includes the securities of the Company beneficially owned by PK&S as described below in Note 11.

     1. Includes 644,911 shares of the Company's Common Stock, options and warrants to purchase 774,504 shares of the Company's Common Stock and preferred stock convertible into 68,490 shares of the Company's Common Stock. Also includes the securities of the Company beneficially owned by PK&S as described below in Note 11.

     1. Includes 5,630 shares of the Company's Common Stock, and options and warrants to purchase 190,000 shares of the Company's Common Stock.

     1. Includes 169,620 shares of the Company's Common Stock, and options and warrants to purchase 228,000 shares of the Company's Common Stock.

     1. Includes 919,017 shares of the Company's Common Stock, and options and warrants to purchase 25,000 shares of the Company's Common Stock.

     1. Includes 74,699 shares of the Company's Common Stock and options to purchase 105,000 shares of the Company's Common Stock.

     2. Includes 68,333 shares of the Company's Common Stock, warrants to purchase 100,000 shares of the Company's Common Stock granted to such director under a consulting agreement to provide services to the Company and options to purchase 90,000 shares of the Company's Common Stock.

     1.   Includes   75,375  shares  of  the  Common  Stock,   preferred   stock
          convertible into 72,660 shares of the Common Stock and options to purchase 10,000 shares of the Common Stock.

     1. Represents ownership of 1,367,895 shares of the Company's Common Stock, options and warrants to purchase 60,000 shares of the Company's Common Stock and preferred stock convertible into 253,840 shares of the Company's Common Stock. PK&S is a partnership of which Mr. Phildius and Mr. Scott are general partners.

     1. The address for such entity is c/o Rogers and Wells LLP, 200 Park Avenue, New York, NY 10166. Represents 200,000 shares of the Company's Common Stock, preferred stock convertible into 7,391,110 shares of the Common Stock and warrants to purchase 2,200,000 shares of the Common Stock.

     1. The business address for such person is 4101 Evans Avenue, Fort Meyers, FL 33901. Represents 1,255,346 shares of the Company's Common Stock, preferred stock convertible into 3,766,630 shares of the Common Stock and warrants to purchase 125,000 shares of the Common Stock.

     1. The business address for such person is 1445 Northwest Boca Raton, Boca Raton, FL 33432. Represents preferred stock convertible into 850,910 shares of the Common Stock and warrants to purchase 1,000,000 shares of the Common Stock.

     1. Does not include 67,000 shares of the Common Stock owned by Mr. Phildius' wife, all of which he disclaims beneficial ownership.

     1. Does not include 15,000 shares of the Common Stock owned by Mr. Scott's children, all of which he disclaims beneficial ownership.

     1. Does not include 1,123,243 shares of the Common Stock owned by Mr. Lewis' wife, all of which he disclaims beneficial ownership.

     1. Does not include 10,929 shares of the Company's Common Stock owned by a trust established for Mr. Groth's children, all of which he disclaims beneficial ownership

     Item 12.    Certain Relationships and Related Transactions

     PK&S, a 3.4 % beneficial owner of the Company, provided consulting services to the Company from September 1989 to May 1995. On May 28, 1992, the Company entered into a written consulting agreement with PK&S, which reflected the provisions of a previous oral agreement approved by the Company's Board of Directors in October 1990. Pursuant to its arrangement with the Company, PK&S provided the services of each of Messrs. Phildius and Scott to the Company for approximately 20 hours per week. Under the terms of the current employment agreements with Peter Phildius and Douglas Scott described above, the Company pays their salaries and related expenses directly to PK&S. The aggregate of salaries, fringe benefits and reimbursement of expenses paid to PK&S by the Company on behalf of Messrs. Phildius and Scott for fiscal years 2000 and 1999 totaled $460,053 and $387,310 respectively.

     On May 19, 1995, the Company's Consulting Agreement ended and was replaced by the Employment Agreements with Messrs. Phildius and Scott (See "Employment Agreements"). As requested by Messrs. Phildius and Scott and approved by the Company's Board of Directors, the salary and benefits provided under the Employment Agreements will be paid directly to PK&S.

     In October 1996, the Company entered into a consulting agreement with N.R. Gordon & Company, Inc. Neil Gordon, a member of the Company's Board of Directors, is the President of N.R. Gordon and Company, Inc. Under this agreement, N.R. Gordon & Company, Inc. provided financial consulting services for which it received 50,000 warrants at an exercise price of $0.93 per share and is paid $100.00 per hour for all services performed. In addition, N.R. Gordon & Company, Inc. is entitled to receive commissions for certain capital raising services. During Fiscal 1998, Company canceled the 50,000 warrants granted to N.R. Gordon & Company in 1996 and replaced them with 100,000 warrants to purchase the Company's Common Stock for $.25 per share until October 2001. No services were provided to the Company under this Agreement during Fiscal 1999 and Fiscal 2000.

     Item 13.    Exhibits and Reports on Form 8-K

     (a)    Exhibits:


     Exhibit No.
     Document






     (E) 2.1 Purchase and Sale Agreement made as of June 30, 1999 by and among Avitar, Inc., Douglas Lewis, Veronica Lewis and United States Drug Testing Laboratories, Inc.


     (F) 3.1 Certificate of Amendment of the Certificate of Incorporation of the Company dated June 23, 1999.


     (G) 4.1 Certificate of Designations, Rights and Preferences of Series B Redeemable Convertible Preferred Stock

          4.2 Certificate of Designations, Rights and Preferences of Series C Redeemable Convertible Preferred Stock

     (A) 10.1 Employment Agreement between MHB and Peter P. Phildius, dated as of July 23, 1993.


     (B)  10.2 Amended and Restated  Employment  Agreement between MHB and Peter
          P. Phildius, dated as of August 15, 1994.


     (A) 10.3 Employment Agreement between MHB and Douglas W. Scott, dated as of July 23, 1993.


     (B)  10.4 Amended and Restated Employment Agreement between MHB and Douglas
          W. Scott, dated as of August 15, 1994.


     (G) 10.5 Form of Subscription Agreement between the Company and parties purchasing preferred stock during Fiscal 1998 and Fiscal 1999

          10.6 Form of Subscription Agreement between the Company and parties purchasing preferred stock during Fiscal 2000


          21.1 Subsidiaries of the Company.


          23.1 Consent from BDO Seidman, LLP



  (A) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Registration Statement on Form S-4 (Commission File No. 33-71666),and incorporated herein by reference.

  (B) Previously filed with the Securities and Exchange Commission as an Exhibit to MHB's Amendment No. 1 to the Registration Statement on Form S-4(Commission File No. 33-71666), as filed on October 12, 1994, and incorporated herein by reference.

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

  (G) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Annual Report for the fiscal year ended September 30, 1999 (Commission File No. 0-20316), and incorporated herein by reference.


     (b)    Reports on Form 8-K:

       None



                      Signatures

       In accordance with Section 13 of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

  Dated:         January 12, 2001

                                Avitar, Inc.
                                (Registrant)

                           By:  /s/   Peter P. Phildius
                                Peter P. Phildius
                                Chief Executive Officer

       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


  Name                            Title                           Date

  /s/Peter P. Phildius
  Peter P. Phildius        Chairman of the Board and         January 12, 2001
                           Chief Executive Officer
                           (Principal Executive Officer);
                                  and Director


  /s/Douglas W. Scott
  Douglas W. Scott         President and Chief                January 12, 2001
                           Operating Officer and
                                    Director


  /s/J.C. Leatherman, Jr.
  J.C. Leatherman, Jr.     Chief Financial                    January 12, 2001
                           Officer and Secretary
                           (Principal Financial
                           and Accounting Officer)


  /s/Neil R .Gordon
  Neil R. Gordon           Director                           January 12, 2001


  /s/James Groth
  James Groth              Director                           January 12, 2001


  /s/Charles R. McCarthy   Director                           January 12, 2001
  Charles R. McCarthy

                                  Exhibit Index


  Exhibit No.
                                      Document
  Page No.






     (E) 2.1 Purchase and Sale Agreement made as of June 30, 1999 by and among Avitar, Inc., Douglas Lewis, Veronica Lewis and United States Drug Testing Laboratories, Inc.


     (F) 3.1 Certificate of Amendment of the Certificate of Incorporation of the Company dated June 23, 1999.


     (G) 4.1 Certificate of Designations, Rights and Preferences of Series B Redeemable Convertible Preferred Stock

          4.2 Certificate of Designations, Rights and Preferences of Series C Redeemable Convertible Preferred Stock

     (A) 10.1 Employment Agreement between MHB and Peter P. Phildius, dated as of July 23, 1993.


     (B)  10.2 Amended and Restated  Employment  Agreement between MHB and Peter
          P. Phildius, dated as of August 15, 1994.


     (A) 10.3 Employment Agreement between MHB and Douglas W. Scott, dated as of July 23, 1993.


     (B)  10.4 Amended and Restated Employment Agreement between MHB and Douglas
          W. Scott, dated as of August 15, 1994.


     (G) 10.5 Form of Subscription Agreement between the Company and parties purchasing preferred stock during Fiscal 1998 and Fiscal 1999


          10.6 Form of Subscription Agreement between the Company and parties purchasing preferred stock during Fiscal 2000

          21.1 Subsidiaries of the Company.


          23.1 Consent from BDO Seidman, LLP



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

(G) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Annual Report for the fiscal year ended September 30, 1999 (Commission File No. 0-20316), and incorporated herein by reference.