Form 10QSB
period 2000-12-31
AVITAR INC /DE/
filed 2001-02-14
CIK 814008

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2000.

[  ]  Transition report pursuant to Section 13 or 15(d) of the Exchange act for
the transition period from                    to
                           -------------------  --------------------------------

Commission File Number:    0-20316
                          -----------------------------------------------------

                                  Avitar, Inc.
-------------------------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

Delaware                                                      06-1174053
-----------------------------------------------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

65 Dan Road, Canton, Massachusetts                                02021
-----------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

                                 (781) 821-2440
 ------------------------------------------------------------------------------
                            (Issuer's telephone number)



Former name, former address and former fiscal year, if changed since last report)

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

                            COMMON STOCK: 32,043,459
                             AS OF FEBRUARY 9, 2001

Transitional Small Business Disclosure Format
(Check One):               [  ] Yes ;       [x] No



                               Page 1 of 16 pages

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

                          PART I FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

                          Avitar, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                December 31, 2000
                                   (Unaudited)

----------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                         $ 62,124
  Accounts receivable                                                                786,605
  Inventories                                                                        285,755
  Prepaid expenses and other                                                         155,537
                                                                                -------------
       Total current assets                                                        1,290,021

PROPERTY AND EQUIPMENT, net                                                          350,530
GOODWILL, net                                                                      2,394,411
OTHER ASSETS                                                                         162,156
                                                                                -------------
       Total                                                                     $ 4,197,118
                                                                                =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable                                                                    $ 287,935
  Accounts payable                                                                 1,347,914
  Accrued expenses                                                                   506,352
  Current portion of long-term debt                                                   95,301
                                                                                -------------
       Total current liabilities                                                   2,237,502

LONG TERM DEBT, LESS CURRENT PORTION                                                  48,067
                                                                                -------------
       Total liabilities                                                           2,285,569
                                                                                -------------

COMMITMENTS

STOCKHOLDERS' EQUITY:
  Series A, B and C convertible preferred stock, $.01 par value;
      authorized 5,000,000 shares; 2,062,475 shares issued and
      outstanding                                                                     20,625
  Common Stock, $.01 par value; authorized 75,000,000 shares;
       31,354,985 shares issued and outstanding                                      313,550
  Additional paid-in capital                                                      33,328,038
  Accumulated deficit                                                            (31,690,023)
                                                                                -------------
                                                                                   1,972,190
  Less preferred stock subscription receivable                                       (60,641)
                                                                                -------------
       Total stockholders' equity                                                  1,911,549
                                                                                -------------
       Total                                                                     $ 4,197,118
                                                                                =============

      See accompanying notes to consolidated financial statements.

                                              Avitar, Inc. and Subsidiaries
                                          Consolidated Statements of Operations
                                                       (Unaudited)

                                                               THREE MONTHS ENDED DECEMBER 31,
                                                     -----------------------------------------------
                                                              2000                          1999
                                                           ------------                 ------------

SALES                                                      $ 1,169,336                    $ 807,664
                                                           ------------                 ------------

OPERATING EXPENSES
     Cost of sales                                             884,218                      625,450
     Selling, general and administrative                     1,379,999                      991,927
     Research and development                                  434,713                      326,209
     Amortization of goodwill                                   70,424                       70,424
                                                           ------------                 ------------
          Total operating expenses                           2,769,354                    2,014,010
                                                           ------------                 ------------

LOSS FROM OPERATIONS                                        (1,600,018)                  (1,206,346)
                                                           ------------                 ------------

OTHER INCOME (EXPENSE)
     Interest income                                               146                        6,730
     Interest expense and financing costs                       (9,933)                     (28,732)
     Other income (expense)                                       (712)                      18,000
                                                           ------------                 ------------
          Total other expense                                  (10,499)                      (4,002)
                                                           ------------                 ------------

NET LOSS                                                  $ (1,610,517)                $ (1,210,348)
                                                          =============                =============

BASIC AND DILUTED NET LOSS PER SHARE (Note 5)
  Loss per share before cumulative accounting change      $      (0.06)                $      (0.05)
  Cumulative effect of accounting change                         (0.03)                           -
                                                          -------------                -------------
  Net Loss per share                                      $      (0.09)
                                                          =============                =============

WEIGHTED AVERAGE
     NUMBER OF COMMON SHARES OUTSTANDING                    30,934,411                   24,718,727
                                                          =============                =============


      See accompanying notes to consolidated financial statements.

                          Avitar, Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Equity
                      Three Months Ended December 31, 2000
                                   (Unaudited)

-------------------------------------------------------------------------------------------------------------
                                        Preferred Stock               Common Stock
                                    ----------------------     ------------------------
                                                                                               Additional
                                      Shares       Amount      Shares            Amount      paid-in capital
------------------------------------------------ ----------- ------------     -------------- ---------------

Balance at September 30, 2000         2,062,143    $ 20,621   30,695,692           $306,957     $31,213,838

Sale of common stock and warrants                                659,293              6,593       1,028,107
                                             -           -
Payment of preferred stock dividend,
 Series B preferred stock                   332           4                                           7,888
                                                                       -                  -
Cumulative effect of accounting changes
 for remeasurement of original discount
 on preferred stock issuance (Note 5)                                                             1,078,205

Net loss                                      -           -            -                  -               -

------------------------------------------------ ----------- ------------     -------------- ---------------
Balance at December 31, 2000          2,062,475     $20,625   31,354,985           $313,550     $33,328,038

                          Avitar, Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Equity
                      Three Months Ended December 31, 2000
                                   (Unaudited)
                                  (continued)

-------------------------------------------------------------------------------

                                                             Preferred
                                                              Stock
                                        Accumulated         Subscription
                                         deficit             Receivable
------------------------------------- ---------------   ---------------------

Balance at September 30, 2000        ($28,993,409)             ($60,641)

Sale of common stock and warrants                                      -
                                                -
Payment of preferred stock dividend,
 Series B preferred stock                  (7,892)                     -

Cumulative effect of accounting changes
 for remeasurement of original discount
 on preferred stock issuance (Note 5)  (1,078,205)


Net loss                               (1,610,517)                     -

--------------------------------------------------- ---------------------
Balance at December 31, 2000         ($31,690,023)             ($60,641)


See accompanying notes to consolidated financial statements.

                                         Avitar, Inc. and Subsidiaries
                                      Consolidated Statements of Cash Flows
                                                  (Unaudited)

                                                                                 THREE MONTHS ENDED DECEMBER 31,
                                                                                ---------------------------------
                                                                                     2000                 1999
                                                                                ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                     ($1,610,517)         ($1,210,348)
   Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                                38,336               41,098
        Amortization of goodwill                                                     70,424               70,424
        Changes in operating assets and liabilities:
         Accounts receivable                                                        (38,722)             (48,466)
         Inventories                                                                222,123                    -
         Prepaid expenses and other current assets                                   49,535               (5,842)
         Other assets                                                                97,550               36,684
         Accounts payable and accrued expenses                                      108,458              157,478

                                                                                ------------         ------------
           Net cash used in operating activities                                 (1,062,813)            (958,972)
                                                                                ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchases of property and equipment                                              (12,527)             (91,563)
                                                                                ------------         ------------

           Net cash used in investing activities                                    (12,527)             (91,563)
                                                                                ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Repayment of notes payable and long-term debt                                    (21,777)            (102,430)
   Sales of common stock, preferred stock and warrants                            1,034,700              752,000
   Preferred stock subscription receivable                                           42,228                    -
   Exercise of stock options and warrants                                                 -              196,830
                                                                                ------------         ------------

           Net cash provided by financing activities                              1,055,151              846,400
                                                                                ------------         ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                           (20,189)            (204,135)

CASH AND CASH EQUIVALENTS, beginning of the period                                   82,313              280,758
                                                                                ------------         ------------

CASH AND CASH EQUIVALENTS, end of the period                                        $62,124              $76,623
                                                                                ============         ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during period:
     Income taxes                                                                   $     -             $      -
     Interest                                                                       $ 9,759             $ 26,528


      See accompanying notes to consolidated financial statements.

                          AVITAR, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
================================================================================

1.   BASIS OF PRESENTATION

         Avitar, Inc. ("Avitar" or the "Company"), through its wholly-owned subsidiaries, Avitar Technologies Inc. ("ATI") and United States Drug Testing Laboratories, Inc. ("USDTL"), designs, develops, manufactures, markets and provides diagnostic test products and services. Avitar sells these products and services to large medical supply companies, employers, diagnostic distributors and governmental agencies. During Fiscal Years 2000 and 2001, the Company continued the development and marketing of ORALscreen(TM), innovative point of care oral fluid drugs of abuse tests that use the Company's foam as the means for collecting the oral fluid sample.

         The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-QSB and Regulation S-B (including Item 310(b) thereof). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2000 are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 2001. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended September 30, 2000.

         The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations and has a working capital deficit as of December 31, 2000 of $947,481. The Company raised net proceeds aggregating approximately $5,914,000 during fiscal year ended September 30, 2000 from the sale of stock and the exercise of options and warrants. During the three months ended December 31, 2000, the Company raised approximately $1.035,000 from the sale of common stock and warrants. Based upon cash flow projections, the Company believes the anticipated cash flow from operations and proceeds from future equity financings will be sufficient to finance the Company's operating needs until the operations achieve profitability. There can be no assurances that forecasted results will be achieved or that additional financing will be obtained. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.






2.   INVENTORIES

     At December 31, 2000, inventories consist of the following:

                           Raw Materials                       $161,903
                           Work-in-Process                       46,556
                           Finished Goods                        77,296
                                                             ----------
                           Total                               $285,755
                                                             ==========


3.   MAJOR CUSTOMERS

     Customers in excess of 10% of total sales are:

                                          Three Months Ended December 31,
                                         -------------------------------
                                          2000                      1999
                                    ----------------          -----------------
       Customer A                      $125,948                  $     -
       Customer B                            *                     106,817
       Customer C                            *                     112,500

*Customer  was not in excess of 10% of total sales in 2000.

4.   COMMON AND PREFERRED STOCK

     During the quarter ended December 31, 2000, the Company sold 659,293 shares of the Company's common stock and received proceeds of approximately $1,035,000. In connection with the sale of the common stock, the Company issued to the holders of the common stock warrants to purchase 2,759,293 shares of the Company's common stock at exercise prices of $1.28 to $1.50 per share which expire in three to five years.

     Preferred stock dividends related to the Series B convertible preferred stock for the three months ended December 31, 2000 amounted to $95,044. As of December 31, 2000, the total amount of unpaid and undeclared dividends was $343,340


5.  EARNINGS PER SHARE

     The following data show the amounts used in computing earnings per share:

                                               2000                 1999
                                         --------------        ---------------
     Net loss                              $(1,610,517)         $(1,210,348)
     Less:
        Preferred Stock Dividends         (     95,044)        (     66,295)
                                          -------------        -------------
        Value of warrants issued in
         connection with Series C
            preferred stock sales                -             (     12,000)
                                           ------------        --------------
     Loss available to common
        stockholders used in basic and
        diluted EPS before cumulative
        accounting chnage                  $(1,705,561)         $(1,288,643)

     Cumulative effect of change in
        accounting for original discount
        related to prior years' preferred
        stock issues                        (1,078,205)                   -

     Net loss available to common
        Shareholders used in basic and
        diluted EPS                        $(2,783,766)         $(1,288,643)
                                           ------------        -------------

     Weighted average number of
        common shares outstanding           30,934,411           24,718,727
                                           ============        ===============

In November 2000, the FASB Emerging Task Force ("ETIF") issued a consensus that requires the remeasurement of original issue discount on preferred stock with characteristics similar to convertible preferred stock issued by the Company during fiscal years 2000 and 1999. The impact to adopting this ETIF amounting to $1,078,205 has been included in the comutation of earnings per share for the period ended December 31, 2000 as a cumulative change in accounting.

6.   SUBSEQUENT EVENTS

     Since December 31, 2000 the Company sold 688,474 shares of the Company's common stock and received proceeds of approximately $651,000. In connection with the sale of the common stock, the Company issued to the holders of the common stock warrants to purchase 688,474 shares of the Company's common stock at exercise prices of $1.26 to $1.64 per share which expire in 3 years.



ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
---------------------------------------------------------------------------

     The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing elsewhere in this report.

RESULTS OF OPERATIONS

     Revenues Sales for the three months ended December 31, 2000 increased $361,672 or approximately 45 %, to $1,169,336 from $807,664 for the corresponding period of the prior year. The change for the three months ended December 31, 2000 primarily reflects the increase in sales of its OralScreen(TM) products.

Operating Expenses

     Cost  of  sales  for  the  three  months  ended   December  31,  2000  were
approximately 76% of sales compared to the cost of sales of approximately 77% of sales for the three months ended December 31, 1999.

     Selling, general and administrative expenses for the three months ended December 31, 2000 increased $388,072, or approximately 39%, to $1,379,999 from $991,927 for the corresponding period of the prior year. The increase for the three month period ended December 31, 2000 continued to reflect the expanded sales, marketing and administrative efforts associated with the Company's OralScreen and HAIRscreen products and services.

     Expenses for research and development for the three months ended December 31, 2000 amounted to $434,713 compared to $326,209 for the corresponding period of the prior year. The increase of $108,504, or approximately 33%, was primarily attributable to the increased research and development activities related to the Company's OralScreen(TM) products.

     For the three months ended December 31, 2000, amortization of goodwill was $70,424 which was identical to the amount incurred for the three months ended December 31, 1999.

     Other Income and Expense

     Interest income amounted to $ 146 for the quarter ended December 31, 2000 compared to $6,730 for the same period of the prior year. The decrease primarily reflects the reduction in interest earned on cash management accounts.

     Interest expense and financing costs were $9,933 for the three months ended December 31, 2000 compared to $28,732 incurred during the three months ended December 31, 1999. This decrease resulted primarily from no interest expense being incurred on accounts receivable financing.

     For the three months ended December 31, 2000, other expense amounted to $712 as compared to other income of $18,000 for the three months ended December 31, 1999. This change is mainly a result of no rental income from the lease of excess square feet in the Company's facility.

        Accounting Change

     In November 2000, the FASB Emerging Task Force ("ETIF") issued a consensus that requires the remeasurement of original issue discount on preferred stock with characteristics similar to convertible preferred stock issued by the Company during fiscal years 2000 and 1999. The impact to adopting this ETIF amounting to $1,078,205 has been included in the comutation of earnings per share for the period ended December 31, 2000 as a cumulative change in accounting.

     The effect of this accounting change increased the Company's net loss per share by $.03 for the period ended September 30, 2000.

         Net Loss

     Primarily as a result of the factors described above, the Company had a net loss of $1,610,517, for the three months ended December 31, 2000, as compared to a net loss of $1,210,348, for the three months ended December 31, 1999. The loss per share before the cumulative effect of the change in accounting included in the first quarter of Fiscal 2001 was $.06 per basic and diluted share for the three months ended December 31, 2000 as compared to $.05 per basic and diluted share for the three months ended December 31, 1999. The net loss per share after the cumulative effect of the accounting change was $.09 per basic and diluted share for the three months ended December 31, 2000.

FINANCIAL CONDITION AND LIQUIDITY

     At December 31, 2000 and September 30, 2000 the Company had working capital deficiencies of $947,481 and $543,515, respectively, and cash and cash equivalents of $62,124 and $82,313 respectively. Net cash used in operating activities during the three months ended December 31, 2000 amounted to $1,062,813 resulting primarily from a net loss of $1,610,517 and an increase in accounts receivable of $38,722; partially offset by depreciation and amortization of $38,336, amortization of goodwill of $70,424, a decrease in inventories of $222,123, a decrease in prepaid expenses and other current assets of $49,535, a decrease in other assets of $97,550 and increases in accounts payable and accrued expenses of $108,458. Net cash provided by financing and investing activities during the three months ended December 31, 2000 amounted to $1,042,624 which included proceeds from the sale of common stock and warrants of $1,034,700 and a decrease in preferred stock subscription receivable of $42,228; offset in part by the repayment of notes payable and long term debt of $21,777 and purchases of property and equipment of $12,527.

     Since October 2000, the Company received proceeds of approximately $1,686,300 from the sale of 1,347,767 shares of the Company's common stock and warrants to purchase 3,448,767 shares of the Company's common stock at exercise prices of $1.26 -$1.64 per share for a period of three to five years. In addition, the Company plans to raise up to $10,000,000 from the sales of equity and/or debt securities. The Company plans to use the proceeds from these financings to provide working capital and capital equipment funding to operate the Company, to expand the Company's business, to further develop and enhance the ORALscreen and HAIRscreen drug screening systems, to fund strategic acquisitions and to pursue the development of oral fluid diagnostic testing for diseases. However, there can be no assurance that these financings will be achieved.

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

     Operating revenues of the Company grew approximately 45% during the first quarter of Fiscal 2001 and are expected to grow at a more rapid pace during the remainder of Fiscal 2001 as the Company continues to increase the shipments of new and enhanced OralScreen(TM) products and grow the business of USDTL. Based on current sales, expenses and cash flow projections, the Company believes that the current level of cash and cash equivalents on hand and most importantly, a portion of the anticipated net proceeds from the financing mentioned above would be sufficient to fund operations until the Company achieves profitability. There can be no assurance that the Company will consummate the above-mentioned financing. Once the Company achieves profitability, the longer-term cash requirements of the Company to fund operating activities, purchase capital equipment, expand the existing business and develop new products are expected to be met by the anticipated cash flow from operations and proceeds from the financing described above. However, because there can be no assurances that sales will materialize as forecasted, management will continue to closely monitor and attempt to control costs at the Company and will continue to seek additional capital as necessary.

                            PART II OTHER INFORMATION

ITEM 2.           CHANGE IN SECURITIES AND USE OF PROCEEDS

         During the quarter ended December 31, 2000, the Company sold to private investors 659,293 shares of the Company's common stock and received cash proceeds of approximately $1035,000. In connection with the sale of this common stock, the Company issued to the holders of the common stock warrants to purchase 2,759,293 shares of the Company's common stock at an exercise price of $1.28 to $1.50 per share which expire in three to five years. The exemption for registration of these securities is based upon Section 4(2) of the Securities Act.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

       None


(b)  Reports on Form 8-K:

       None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           AVITAR, INC.
                                           (Registrant)




Dated:  February 14, 2001                  /S/ Peter P. Phildius
                                           -------------------------
                                           Peter P. Phildius
                                           Chairman and Chief
                                           Executive Officer
                                           (Principal Executive Officer)



Dated:  February 14, 2001                  /S/ J.C. Leatherman, Jr.
                                           ---------------------------
                                           J.C. Leatherman, Jr.
                                           Chief Financial Officer
                                           (Principal Accounting and
                                           Financial Officer)