Form 10QSB
period 2001-03-31
AVITAR INC /DE/
filed 2001-05-15
CIK 814008

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001.

[ ]  Transition  report  pursuant to Section 13 or 15(d) of the Exchange act for
the              transition              period              from             to
--------------------------------------------------------------


Commission File Number:    0-20316
                       -------------
                                  Avitar, Inc.
                      ------------------------------------
(Exact name of small business issuer as specified in its charter)

Delaware                                                  06-1174053
--------------------------------------------------------------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                 Identification No.)

65 Dan Road, Canton, Massachusetts                             02021
----------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)
                                 (781) 821-2440
          ------------------------------------------------------------
                          (Issuer's telephone number)

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

                            COMMON STOCK: 34,665,840
                               AS OF MAY 11, 2001

Transitional Small Business Disclosure Format
(Check One):               [  ] Yes ;       [x] No



                               Page 1 of 25 pages
                       Exhibit Index is on Page 19 hereof

                                TABLE OF CONTENTS


                                                                           Page


PART I: FINANCIAL INFORMATION                                                 3


    Item 1  Consolidated Financial Statements
               Balance Sheet                                                  4
               Statements of Operations                                       5
               Statement of Stockholders' Equity                              6
               Statements of Cash Flows                                       7
               Notes to Consolidated Financial Statements                     8


     Item 2 Management's Discussion and Analysis or Plan of Operation        12



PART II: OTHER INFORMATION                                                   16

     Item 2    Changes in Securities and Use of Proceeds                     17


     Item 6    Exhibits and Reports on Form 8-K                              17


SIGNATURES                                                                   18

EXHIBIT INDEX                                                                19

                          PART I FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

                          Avitar, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                   (Unaudited)
                                 March 31, 2001
--------------------------------------------------------------------------------

                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                        $ 312,200
     Accounts receivable, net                                           899,837
     Inventories                                                        315,356
     Prepaid expenses and other current assets                          226,559
                                                                    ------------
          Total current assets                                        1,753,952

PROPERTY AND EQUIPMENT, net                                             391,922
GOODWILL, net                                                         2,603,899
OTHER ASSETS                                                            158,450
                                                                    ------------
          Total                                                     $ 4,908,223
                                                                    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes payable                                                    $ 403,716
     Accounts payable                                                 1,315,201
     Accrued expenses                                                   495,958
     Current portion of long-term debt                                   94,275
                                                                   -------------
          Total current liabilities                                   2,309,150

LONG TERM DEBT, LESS CURRENT PORTION                                     25,942

                                                                   -------------
          Total liabilities                                           2,335,092

COMMITMENTS

STOCKHOLDERS' EQUITY:
     Series A, B, C and D convertible preferred stock,
      $.01 par value; authorized 5,000,000 shares;
      2,162,036 shares issued and outstanding                            21,620
     Common Stock, $.01 par value; authorized
      75,000,000 shares; 33,210,805 shares issued
      and outstanding                                                   332,108
     Additional paid-in capital                                      36,659,607
     Accumulated deficit                                            (34,379,563)
                                                                  --------------
                                                                      2,633,772
     Less preferred stock subscription receivable                       (60,641)
                                                                  --------------
         Total stockholders' equity                                   2,573,131
                                                                  --------------
         Total                                                      $ 4,908,223
                                                                  ==============




          See accompanying notes to consolidated financial statements.

                          Avitar, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                           THREE MONTHS ENDED MARCH 31,        SIX MONTHS ENDED MARCH 31,
                                                           ----------------------------------------------------------------
                                                              2001              2000              2001            2000
                                                           -----------      -------------      -----------    -------------

SALES                                                      $ 1,229,578         $ 812,545       $ 2,398,914     $ 1,620,209

OPERATING EXPENSES
     Cost of sales                                            803,993            719,526        1,688,211        1,344,976
     Selling, general and administrative expenses           1,433,364          1,492,196        2,813,363        2,484,123
     Research and development expenses                        510,170            316,999          944,883          643,208
     Amortization of goodwill                                  73,424             70,424          143,848          140,848
                                                           -----------                         -----------    -------------
                                                                            -------------
          Total operating expenses                          2,820,951          2,599,145        5,590,305        4,613,155
                                                           -----------      -------------      -----------    -------------

LOSS FROM OPERATIONS                                       (1,591,373)        (1,786,600)      (3,191,391)      (2,992,946)
                                                           -----------      -------------      -----------    -------------

OTHER INCOME (EXPENSE)
     Interest income                                              587              1,669              733            8,399
     Interest expense and financing costs                     (15,642)           (13,693)         (25,575)         (42,425)
     Other exppense, net                                       (1,212)             9,516           (1,924)          27,516
                                                           -----------                         -----------    -------------
                                                                            -------------
          Total other expense, net                            (16,267)            (2,508)         (26,766)          (6,510)
                                                           -----------      -------------      -----------    -------------

NET LOSS                                                   $(1,607,640)      $(1,789,108)      $(3,218,157)    $(2,999,456)
                                                           ===========      =============      ===========    =============

BASIC AND DILUTED NET LOSS PER SHARE (Note 6)                 $ (0.09)            ($0.08)         $ (0.18)         $ (0.13)
                                                           ===========      =============      ===========    =============

WEIGHTED AVERAGE
     NUMBER OF COMMON SHARES OUTSTANDING                   32,266,751         26,423,839       31,543,808       25,581,927
                                                           ===========      =============      ===========    =============

          See accompanying notes to consolidated financial statements.

                          Avitar, Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Equity
                         Six Months Ended March 31, 2001
                                   (Unaudited)

----------------------------------------------------------------------------------------------------------------------------

                                                                                                                        Preferred
                                             Preferred Stock           Common Stock                                       Stock
                                            -----------------      -------------------      Additional    Accumulated   Subscription
                                            Shares     Amount      Shares        Amount   paid-in capital  deficit       Receivable
-----------------------------------       ---------  ---------  ------------  -----------  -------------- ---------- ------------

Balance at September 30, 2000              2,062,143   $20,621    30,695,692    $ 306,957   $31,213,838   ($28,993,409)   ($60,641)

Exercise of warrants and stock options                                70,000          700        16,925

Sales of common stock and warrants                                 1,783,888       17,839     1,958,460

Sales of Series D preferred
 stock and  warrants                         141,333     1,413                                1,058,585

Conversion of Series B preferred
 stock into common stock                     (44,067)     (441)      440,670        4,407        (3,966)

Payment of preferred stock
 dividend, Series B preferred stock            2,627        27                                   29,765        (29,792)

Acquisiion of BJR Security, Inc.                                     220,555        2,205       247,795

Value of warrants issued in connection with
  Series D preferred stock sales                                                                575,000       (575,000)

Original discount on Series D preferred
  stock sales                                                                                   485,000       (485,000)

Cummulative effect of accounting changes
  for remeasurement of original discount
  on preferred stock issuances (Note 6 )                                                      1,078,205     (1,078,205)

Net loss                                                                                                    (3,218,157)
                                           ---------  ---------  ------------  -----------  ------------   ------------ ------------

Balance at March 31, 2001                  2,162,036   $21,620    33,210,805    $ 332,108   $36,659,607   ($34,379,563)   ($60,641)
                                           =========  =========  ============  ===========  ============   ============ ============

          See accompanying notes to consolidated financial statements.

                          Avitar, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

-------------------------------------------------------------------------------------------------------------------------
                                                                                         SIX MONTHS ENDED MARCH 31,
                                                                                     ------------------------------------
                                                                                          2001                2000
                                                                                     ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                                                            $(3,218,157)        $(2,999,456)
     Adjustments to reconcile net loss to
          net cash used by operating activities:
               Depreciation and amortization                                                  74,947              83,367
               Amortization of goodwill                                                      143,848             140,848
               Provision for losses on accounts receivable                                   (62,875)             55,000
               Changes in operating assets and liabilities:
                  Accounts receivable                                                        (89,079)           (312,826)
                  Inventories                                                                192,522
                  Prepaid expenses and other current assets                                  (21,487)             75,629
                  Other assets                                                               101,256              72,406
                  Accounts payable and accrued expenses                                       65,351            (231,650)
                                                                                     ----------------    ----------------
                       Net cash used in operating activities                              (2,813,674)         (3,116,682)
                                                                                     ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchases of property and equipment                                                      (31,599)          (114,498)
     Acquisition of BJR Security, Inc.                                                        (50,000)                 -
                                                                                     ----------------    ----------------
                       Net cash used in investing activities                                  (81,599)          (114,498)
                                                                                     ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Sales of common stock, preferred stock and warrants                                   3,036,297           2,772,000
     Exercise of warrants and stock options                                                   17,625           1,868,184
     Preferred stock subscription receivable                                                  42,228                   -
     Proceeds from (repayment of) notes payable and long-term debt                            29,010            (201,549)

                                                                                     ----------------    ----------------
                  Net cash provided by financing activities                                3,125,160           4,438,635
                                                                                     ----------------    ----------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                    229,887           1,207,455

CASH AND CASH EQUIVALENTS, beginning of the period                                            82,313             280,758
                                                                                     ----------------    ----------------

CASH AND CASH EQUIVALENTS, end of the period                                               $ 312,200         $ 1,488,213
                                                                                     ================    ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid during period:
          Income taxes                                                                           $ -                 $ -
          Interest                                                                          $ 21,331            $ 63,851


          See accompanying notes to consolidated financial statements.

                          AVITAR, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
===============================================================================

1.   BASIS OF PRESENTATION

          Avitar, Inc. ("Avitar" or the "Company"), through its wholly-owned subsidiaries, Avitar Technologies Inc. ("ATI"), United States Drug Testing Laboratories, Inc. ("USDTL") and BJR Security, Inc. designs, develops, manufactures, markets and provides diagnostic test products and services as well as drug detection and education services. Avitar sells these products and services to large medical supply companies, employers, diagnostic distributors, schools and governmental agencies. During Fiscal Years 2000 and 2001, the Company continued the development and marketing of ORALscreen(TM), innovative point of care oral fluid drugs of abuse tests that use the Company's foam as the means for collecting the oral fluid sample.

          The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting, the instructions to Form 10-QSB and Regulation S-B (including Item 310(b) thereof). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 2001. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended September 30, 2000.

          The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations and has a working capital deficit as of March 31, 2001 of $555,198. The Company raised net proceeds aggregating approximately $5,914,000 during the fiscal year ended September 30, 2000 from the sale of stock and the exercise of options and warrants. During the six months ended March 31, 2001, the Company raised approximately $3,054,000 from the sale of preferred and common stock and the exercise of options. Based upon cash flow projections, the Company believes the anticipated cash flow from operations and proceeds from future equity financings will be sufficient to finance the Company's operating needs until the operations achieve profitability. There can be no assurances that forecasted results will be achieved or that additional financing will be obtained. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.




2.   INVENTORIES

     At March 31, 2001, inventories consist of the following:

       Raw Materials                                          $177,374
       Work-in-Process                                          37,569
       Finished Goods                                          100,413
                                                              ---------
                Total                                         $315,356
                                                               ========

3.   ACQUISITION

          As of March 1, 2001, the Company acquired all of the outstanding capital stock of BJR Security, Inc. ("BJR") in exchange for cash of $50,000 and approximately 221,000 restricted shares of the Company's common stock which were valued at fair value at the date of acquisition. The amount of consideration was determined by arm's length negotiations between Avitar and the sole stockholder of BJR, taking into account the revenues and prospects for BJR. The acquisition was recorded using the purchase method of accounting and resulted in goodwill of approximately $283,000. BJR is engaged in the business of providing specialized drug detection and education services.


4.   MAJOR CUSTOMERS

     Customers in excess of 10% of total sales are:

                           Three Months Ended March 31,        Six Months Ended March 31,
                           --------------------------------   -----------------------------------
                                 2001          2000    `           2001           2000
                           --------------- -----------------  --------------  ----------------

         Customer A           $184,051       $253,346           $309,999        $253,346
         Customer B            200,290              *                  *               *
         Customer C             *                   *                  *         112,500
         Customer D             *                   *                  *         106,310


                           * Customer was not in excess of 10% of total sales.


5.   COMMON STOCK, PREFERRED STOCK AND WARRANTS

     In March 2001, the Company sold 141,333 of shares of Series D convertible preferred stock and received proceeds of approximately $1,060,000. In connection with the sale of the preferred stock, the Company issued to the holders of the preferred stock warrants to purchase 1,413,330 shares of the Company's common stock at exercise prices of $1.13 per share for a term of three years. The value of the warrants issued amounted to approximately $575,000. The holders of the Series D convertible preferred stock may convert their investment at any time into 10 shares of the Company's common stock. The preferred stock was issued with a conversion price below the common stock market value and as a result, an original discount was recorded and included in the earnings per share calculation.

     During the six-month period ended March 31, 2001, the Company received approximately $17,625 from the exercise of stock options to purchase 70,000 shares of the Company's common stock.

     During the six months ended March 31, 2001, the Company sold 1,783,888 shares of the Company's common stock and received proceeds of approximately $1,976,000. In connection with the sale of the common stock, the Company issued to the holders of the common stock warrants to purchase 3,883,888 shares of the Company's common stock at exercise prices of $1.02 to $1.50 per share for terms of three to five years.

     For the six months ended March 31, 2001 holders of the Series B convertible preferred stock converted 44,067 shares of their preferred stock into 440,670 shares of the Company's common stock. Preferred stock dividends related to the Series B convertible preferred stock for the six months ended March 31, 2001 amounted to $185,760. As of March 31, 2001, the total amount of unpaid and undeclared dividends was $412,104.

6.  EARNINGS PER SHARE

     The following data show the amounts used in computing earnings per share:

                                              Three Months Ended March 31,           Six Months Ended March 31,
                                                 2001               2000               2001               2000
                                             ------------       ------------       ------------       ------------
   Net loss                                  $(1,607,640)       $(1,789,108)       $(3,218,157)       $(2,999,456)
   Less:
   Preferred Stock Dividends                 (    90,716)       (   198,367)       (   185,760)          (264,662)

   Value of warrants issued in
         connection with Series C and
      Series D preferred stock sales         (   575,000)      (     30,638)      (    575,000)       (    42,638)

   Original discount related to
      Series D preferred stock sales         (   485,000)                 -          ( 485,000)                 -
                                             ------------      -------------      -------------        -----------

   Loss available to common
      stockholders  used in basic and
      diluted EPS before cumulative
      accounting change                       (2,758,356)        (2,018,113)        (4,463,917)        (3,306,756)

   Cumulative effect of change in
      accounting for original discount
      related to prior years' preferred
      stock issuances                                  -                  -       (  1,078,205)                 -
                                             ------------       ------------      -------------       -------------

   Net loss available to common
      Stockholders used in basic and
         diluted EPS                         $(2,758,356)       $(2,018,113)       $(5,542,122)       $(3,306,756)


   Weighted average number of
         common shares outstanding            32,266,751         26,423,839         31,543,808         25,581,927
                                             ===========        ============       ============       ============

     In November 2000, the FASB Emerging Task Force ("ETIF") issued a consensus that requires the remeasurement of original issue discount on preferred stock with characteristics similar to convertible preferred stock issued by the Company during Fiscal Years 2000 and 1999. The impact of adopting this ETIF amounting to $1,078,205 was recorded in the first quarter of Fiscal 2001 and has been included in the computation of earnings per share for the six months ended March 31, 2001 as a cumulative change in accounting.

7.   SUBSEQUENT EVENTS

     Since March 31, 2001 the Company sold 1,570,590 shares of the Company's common stock and received proceeds of approximately $1,068,000. In connection with the sale of the common stock, the Company issued to the holders of the common stock warrants to purchase 1,570,590 shares of the Company's common stock at an exercise price of $1.13 per share for a term of 3 years.

ITEM 2.   MANAGEMENT'S   DISCUSSION   AND   ANALYSIS   OR  PLAN  OF   OPERATION.
-------------------------------------------------------------------------------

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing elsewhere in this report. This report may contain forward-looking statements. For a description of risks and uncertainties relating to such forward-looking statements, see the Forward-Looking Statements and Associated Risks section later in this Item.


RESULTS OF OPERATIONS

 Revenues

     Sales for the three months ended March 31, 2001 increased $417,033, or approximately 51%, to $1,229,578 from $812,545 for the corresponding period of the prior year. For the six months ended March 31, 2001, sales increased $778,705, or approximately 48%, to $2,398,914 from $1,620,209. The change for the three and six months ended March 31, 2001 primarily reflects the increase in sales of its ORALscreen(TM) and BJR revenue of $40,693.

Operating Expenses

     Cost of sales for the three months ended March 31, 2001 were approximately 65% of sales which compares to the cost of sales of 89% for the three months ended March 31, 2000. For the six months ended March 31, 2001, the cost of sales were 70% compared to 83% of sales for the same period of Fiscal 2000. For the three and six months ended March 31, 2001, the improvement in the ratio of cost to sales was primarily due to the increase in sales described above and the shift in the product mix to ORALscreen.

     Selling, general and administrative expenses for the three months ended March 31, 2001 decreased $58,832, or approximately 4%, to $1,433,364 from $1,492,196 for the corresponding period of the prior year. For the six months ended March 31, 2001, selling, general and administrative expenses increased $332,240 or approximately 13%, to $2,816,363 from $2,484,123 for the six months ended March 31, 2000. The increase for the six months ended March 31, 2001 reflected the expanded sales, marketing and administrative efforts associated with the Company's OralScreen and HairScreen products.

     Expenses for research and development for the three months ended March 31, 2001 amounted to $510,170 compared to $316,999 for the corresponding period of the prior year. For the six months ended March 31, 2001, expenses for research and development were $944,883 versus $643,208 for the six months ended March 31, 2000. The change for the three and six months ended March 31,2000 was primarily attributable to the increased research and development activities related to the Company's OralScreen products and oral fluid disease testing applications.

     For the three months and six months ended March 31, 2001, amortization of goodwill which resulted from the Company's acquisition of BJR and USDTL was $73,424 and $143,848, respectively, compared to $70,424 and $140,848, respectively, for the three and six ended March 31, 2000. The change of $3,000 reflects the acquisition of BJR on March 1, 2001.


Other Income and Expense

     Interest income for the three and six months ended March 31, 2001 amounted to $587 and $733, respectively compared to $1,669 and $8,399, respectively for the same periods of Fiscal 2000. The decrease resulted primarily from the reduced interest earned on cash management accounts.

     Interest expense and financing costs were $15,642 for the three months ended March 31, 2001 compared to $13,693 incurred during the three months ended March 31, 2000. For the six months ended March 31, 2001, interest expense and financing costs decreased $16,850 to $25,575 from $42,425 for the same periods in the prior year. The increase for the quarter ended March 31, 2001 resulted from interest expense on additional borrowings. For the six months ended March 31, 2001, the change primarily reflects reduced interest expense on bank advances related to financing of accounts receivable.

     For the three months ended March 31, 2001, other expense amounted to $1,212 as compared to other income of $9,516 for the three months ended March 31, 2000. Other expense for the six months ended March 31, 2001 was $1,924 versus other income of $27,516 for the corresponding period of the prior year. The change for the three and six months ended March 31, 2001 is mainly a result of no rental income from the lease of excess square feet in the Company's facility.

Accounting Change

     In November 2000, the FASB Emerging Task Force ("ETIF") issued a consensus that requires the remeasurement of original issue discount on preferred stock with characteristics similar to convertible preferred stock issued by the Company during fiscal years 2000 and 1999. The impact of adopting this ETIF amounting to $1,078,205 was recorded in the first quarter of Fiscal 2001 and has been included in the computation of earnings per share for the six months ended March 31, 2001 as a cumulative change in accounting.

     The effect of this accounting change increased the Company's net loss per share by $.03 for the six months ended March 31, 2001.

Net Loss

     Primarily as a result of the factors described above, the Company had a net loss of $1,607,640, $ .09 per basic and diluted share, for the quarter ended March 31, 2001, as compared to a net loss of $1,789,108, $ .08 per basic and diluted share, for the quarter ended March 31, 2000. For the six months ended March 31, 2001, the Company had a net loss of $3,218,157, $.18 per basic and diluted share, versus a net loss of $2,999,456, $.13 per basic and diluted share, for the six months ended March 31, 2000.

FINANCIAL CONDITION AND LIQUIDITY

     At March 31, 2001 and September 30, 2000 the Company had working capital deficits of $555,198 and $543,515, respectively, and cash and cash equivalents of $312,200 and $82,313, respectively. Net cash used in operating activities during the six months ended March 31, 2001 amounted to $2,813,674 resulting primarily from a net loss of $3,218,157, a decrease in the provision for losses on accounts receivable of $62,875, an increase in accounts receivable of $89,079 and an increase in prepaid expenses and other current assets of $21,487; partially offset by depreciation and amortization of $74,947, amortization of goodwill of $143,848, a decrease in inventories of $192,522, a decrease in other assets of $101,256 and increases in accounts payable and accrued expenses of $65,351. Net cash provided by financing and investing activities during the six months ended March 31, 2001 amounted to $3,043,561, which included proceeds from the sale of preferred stock, common stock and warrants of $3,036,297, proceeds from the exercise of stock options of $17,625, a decrease in preferred stock subscription receivable of $42,228 and proceeds from notes payable and long-term debt of $29,010; offset in part by purchases of property and equipment of $31,599 and cash paid in the acquisition of BJR Security, Inc. of $50,000.

     Since September 30, 2000, the Company received proceeds of approximately $3,044,000 from the sale of 3,354,478 shares of the Company's common stock and warrants to purchase 5,454,478 shares of the Company's common stock at exercise prices of $1.02 -$1.50 per share for a period of three to five years. Also during the same period, the Company received proceeds of approximately $1,060,000 from the sale of 141,333 shares of Series D convertible preferred stock and warrants to purchase 1,413,330 shares of the Company's common stock at an exercise price of $1.13 per share for three years. Each share of the Series D preferred stock is convertible at any time into ten shares of the Company's common stock. In addition, the Company plans to raise up to $10,000,000 from the sales of equity and/or debt securities. The Company plans to use the proceeds from these financings to provide working capital and capital equipment funding to operate the Company, to expand the Company's business, to further develop and enhance the ORALscreen and HAIRscreen drug screening systems, to fund strategic acquisitions and to pursue the development of oral fluid diagnostic testing for diseases. However, there can be no assurance that these financings will be achieved.

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

     Operating revenues of the Company grew approximately 48% during the first half of Fiscal 2001 and are expected to grow at a more rapid pace during the remainder of Fiscal 2001 as the Company continues to increase the shipments of new and enhanced OralScreen(TM) products and grow the business of USDTL. Based on current sales, expenses and cash flow projections, the Company believes that the current level of cash and cash equivalents on hand and most importantly, a portion of the anticipated net proceeds from the financing mentioned above would be sufficient to fund operations until the Company achieves profitability. There can be no assurance that the Company will consummate the above-mentioned financing. Once the Company achieves profitability, the longer-term cash requirements of the Company to fund operating activities, purchase capital equipment, expand the existing business and develop new products are expected to be met by the anticipated cash flow from operations and proceeds from the financing described above. However, because there can be no assurances that sales will materialize as forecasted, management will continue to closely monitor and attempt to control costs at the Company and will continue to seek additional capital as necessary.

FORWARD-LOOKING  STATEMENTS AND  ASSOCIATED  RISKS

Except for the historical information contained herein, the matters set forth herein are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. We intend that such forward-looking statements be subject to the safe harbors created thereby.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Such factors include, but are not limited to the following: product demand and market acceptance risks, the effect of economic conditions, results of pending or future litigation, the impact of competitive products and pricing, product development and commercialization, technological difficulties, government regulatory environment and actions, trade environment, capacity and supply constraints or difficulties, the result of financing efforts, actual purchases under agreements and the effect of the Company's accounting policies.

                            PART II OTHER INFORMATION

ITEM 2.           CHANGE IN SECURITIES AND USE OF PROCEEDS

     During the quarter ended March 31, 2001, the Company sold to private investors 1,124,595 shares of the Company's common stock and received cash proceeds of approximately $941,000. In connection with the sale of this common stock, the Company issued to the holders of the common stock warrants to purchase 1,124,595 shares of the Company's common stock at exercise prices of $1.02 to $1.38 per share for terms of three to five years. Also during this quarter, the Company sold to private investors 141,333 shares of Series D convertible preferred stock and received cash proceeds of approximately $1,060,000. In connection with the sale of the Series D preferred stock, the Company issued to the holders of the Series D preferred stock warrants to purchase 1,413,330 shares of the Company's common stock at an exercise price of $1.13 per share for three years. Each share of the Series D preferred stock is convertible at any time into 10 shares of the Company's common stock. The exemption for registration of these securities is based upon Section 4(2) of the Securities Act.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

    Exhibit No.               Document
    ----------   -------------------------------------------------------
       4.1       Certificate of Designations, Rights and Preferences of Series D
                 Redeemable Convertible Preferred Stock



b)       Reports on Form 8-K:

         None

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       AVITAR, INC.
                                       (Registrant)




Dated:  May 14, 2001                   /S/ Peter P. Phildius
                                       -----------------------------------
                                        Peter P. Phildius
                                        Chairman and Chief
                                        Executive Officer
                                        (Principal Executive Officer)



Dated:  May 14, 2001                   /S/ J.C. Leatherman, Jr.
                                       ---------------------------
                                        J.C. Leatherman, Jr.
                                        Chief Financial Officer
                                        (Principal Accounting and
                                        Financial Officer)

                                  EXHIBIT INDEX



Exhibit Index            Document                                          Page
-------------            -------------------------------------------------------


4.1                      Certificate of Designations, Rights, and          19
                          Preferences of Series D Redeemable
                          Convertible Preferred Stock