Form 10QSB
period 2001-06-30
AVITAR INC /DE/
filed 2001-08-14
CIK 814008

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001.

[  ]  Transition report pursuant to Section 13 or 15(d) of the Exchange act
for the transition period from             to
                               -----------      -----------------------------

Commission File Number:    0-20316
                       -----------------

                                  Avitar, Inc.
-----------------------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

Delaware                                                  06-1174053
------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

65 Dan Road, Canton, Massachusetts                           02021
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

                            COMMON STOCK: 36,283,167
                              AS OF AUGUST 10, 2001

Transitional Small Business Disclosure Format
(Check One):               [  ] Yes ;       [x] No

                               Page 1 of 22 pages
                       Exhibit Index is on Page 20 hereof

                                TABLE OF CONTENTS


                                                                           Page

PART I:     FINANCIAL INFORMATION                                             3


  Item 1   Consolidated Financial Statements
               Balance Sheet                                                  4
               Statements of Operations                                       5
               Statement of Stockholders' Equity                              6
               Statements of Cash Flows                                       7
               Notes to Consolidated Financial Statements                     8


  Item 2   Management's Discussion and Analysis or Plan of Operation         12



PART II: OTHER INFORMATION                                                   17

  Item 2   Changes in Securities and Use of Proceeds                         18

  Item 4   Submission of Matters to a Vote of Security Holders               18

  Item 6   Exhibits and Reports on Form 8-K                                  18


SIGNATURES                                                                   19

EXHIBIT INDEX                                                                20

                          PART I FINANCIAL INFORMATION

                          Avitar, Inc. and Subsidiaries
                           Consolidated Balance Sheet

                                   (Unaudited)
                                                                June 30, 2001
                                                                --------------
                                     ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                          $ 239,732
 Accounts receivable, net                                             956,856
 Inventories                                                          302,571
 Prepaid expenses and other current assets                            265,504
                                                                  ------------
      Total current assets                                          1,764,663

PROPERTY AND EQUIPMENT, net                                           397,922
GOODWILL, net                                                       2,527,045
OTHER ASSETS                                                          151,833
                                                                  ------------
      Total                                                       $ 4,841,463
                                                                  ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Notes payable                                                      $ 284,898
 Accounts payable                                                   1,593,554
 Accrued expenses                                                     531,411
 Current portion of long-term debt                                     88,138
                                                                  ------------
      Total current liabilities                                     2,498,001

LONG TERM DEBT, LESS CURRENT PORTION                                    9,592

                                                                  ------------
      Total liabilities                                             2,507,593

COMMITMENTS

STOCKHOLDERS' EQUITY:
 Series A, B, C and D convertible preferred stock,
    $.01 par value; authorized 5,000,000 shares;
    2,198,070 shares issued and outstanding                            21,980
 Common Stock, $.01 par value; authorized
    100,000,000 shares; 34,924,089 shares issued
    and outstanding                                                   349,241
 Additional paid-in capital                                        38,024,743
 Accumulated deficit                                              (36,001,453)
                                                                  ------------
                                                                    2,394,511
 Less preferred stock subscription receivable                         (60,641)
                                                                  ------------
         Total stockholders' equity                                 2,333,870
                                                                  ------------
         Total                                                    $ 4,841,463
                                                                  ============


See accompanying notes to consolidated financial statements.

                          Avitar, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                    THREE MONTHS ENDED JUNE 30,       NINE MONTHS ENDED JUNE 30,
                                                   ----------------------------      --------------------------
                                                        2001            2000            2001            2000
                                                      --------       --------         --------        --------

SALES ........................................... $  1,869,441    $  1,306,039    $  4,268,355    $  2,926,248

OPERATING EXPENSES
     Cost of sales ..............................    1,073,250       1,016,864       2,761,461       2,361,840
     Selling, general and administrative expenses    1,580,676       1,471,762       4,394,039       3,955,885
     Research and development expenses ..........      457,020         449,943       1,401,903       1,093,151
     Amortization of goodwill ...................       76,854          70,423         220,702         211,271
                                                                  ------------    ------------    ------------
                                                                                                  ------------
          Total operating expenses ..............    3,187,800       3,008,992       8,778,105       7,622,147
                                                  ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS ............................   (1,318,359)     (1,702,953)     (4,509,750)     (4,695,899)
                                                  ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE)
     Interest income ............................          361           6,710           1,094          15,109
     Interest expense and financing costs .......      (10,129)        (13,940)        (35,704)        (56,365)
     Other exppense, net ........................         (963)          8,319          (2,887)         35,835
                                                                  ------------    ------------    ------------
                                                                                                  ------------
          Total other expense, net ..............      (10,731)          1,089         (37,497)         (5,421)
                                                  ------------    ------------    ------------    ------------

NET LOSS ........................................ $ (1,329,090)   $ (1,701,864)   $ (4,547,247)   $ (4,701,320)
                                                  ============    ============    ============    ============

BASIC AND DILUTED NET LOSS PER SHARE (Note 6) ... $      (0.04)   ($      0.06)   $      (0.22)   $      (0.19)
                                                  ============    ============    ============    ============

WEIGHTED AVERAGE
     NUMBER OF COMMON SHARES OUTSTANDING ........   33,459,667      28,850,406      31,768,656      26,667,432
                                                  ============    ============    ============    ============


See accompanying notes to consolidated financial statements.

                          Avitar, Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Equity
                         Nine Months Ended June 30, 2001
                                   (Unaudited)

                                           Preferred Stock           Common Stock                                        Preferred
                                         ..................... .........................                                   Stock
                                                                                           Additional      Accumulated  Subscription
                                          Shares      Amount     Shares        Amount     paid-in capital     deficit     Receivable
----------------------------------       ----------  --------- ------------  -----------  ---------------    ---------  -----------

Balance at September 30, 2000            2,062,143    $20,621   30,695,692    $ 306,957   $ 31,213,838      ($28,993,409)  ($60,641)

Exercise of warrants and stock options                             177,400        1,774         37,679

Sales of common stock and warrants                               3,354,478       33,545      3,010,755

Sales of Series D preferred stock and
  warrants                                 141,333      1,413                                1,058,585

Conversion of Series B preferred stock
  into common stock                        (47,596)      (476)     475,964        4,760       (  4,284)

Payment of preferred stock dividend,
  Series B preferred stock                  42,190        422                                  322,170          (322,592)

Acquisiion of BJR Security, Inc.                                   220,555        2,205        247,795

Value of warrants issued in connection
  with Series D preferred stock sales                                                          575,000          (575,000)

Original discount on Series D preferred
  stock sales                                                                                  485,000          (485,000)

Cummulative effect of accounting changes
  for remeasurement of original discount
  on preferred stock issuances (Note 6 )                                                     1,078,205        (1,078,205)

Net loss                                                                                                      (4,547,247)
                                         ----------  --------- ------------  -----------  ------------       ------------  ---------

Balance at June 30, 2001                 2,198,070    $21,980   34,924,089    $ 349,241   $ 38,024,743      ($36,001,453)  ($60,641)
                                         ==========  ========= ============  ===========  ============       ============  =========

See accompanying notes to consolidated financial statements.

                          Avitar, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                              NINE MONTHS ENDED JUNE 30,
                                                                                         ------------------------------------
                                                                                               2001                2000
                                                                                         --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                                                              $(4,547,247)        $(4,701,320)
     Adjustments to reconcile net loss to
          net cash used by operating activities:
               Depreciation and amortization                                                   127,213             130,631
               Amortization of goodwill                                                        220,702             211,271
               Provision for losses on accounts receivable                                     (61,692)             55,000
               Changes in operating assets and liabilities
                excluding effects of business acquisition:
                  Accounts receivable                                                         (147,281)           (633,838)
                  Inventories                                                                  205,307            (176,707)
                  Prepaid expenses and other current assets                                    (60,432)            292,463
                  Other assets                                                                  97,021              82,986
                  Accounts payable and accrued expenses                                        379,157             153,961
                                                                                       ----------------    ----------------
                       Net cash used in operating activities                                (3,787,252)         (4,585,553)
                                                                                       ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchases of property and equipment                                                        (79,013)          (183,690)
     Acquisition of BJR Security, Inc.                                                          (50,000)                 -
                                                                                       ----------------    ----------------
                       Net cash used in investing activities                                  (129,013)           (183,690)
                                                                                       ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Sales of common stock, preferred stock and warrants                                     4,104,298           2,624,840
     Exercise of warrants and stock options                                                     39,453           2,610,580
     Preferred stock subscription receivable                                                    42,228             100,000
     Proceeds from (repayment of) notes payable and long-term debt                            (112,295)           (320,580)

                                                                                       ----------------    ----------------
                  Net cash provided by financing activities                                  4,073,684           5,014,840
                                                                                       ----------------    ----------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                      157,419             245,597

CASH AND CASH EQUIVALENTS, beginning of the period                                              82,313             280,758
                                                                                       ----------------    ----------------

CASH AND CASH EQUIVALENTS, end of the period                                                 $ 239,732           $ 526,355
                                                                                       ================    ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid during period:
          Income taxes                                                                         $ 3,131             $ 2,303
          Interest                                                                            $ 30,843            $ 55,835


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

     The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting, the instructions to Form 10-QSB and Regulation S-B (including Item 310(b) thereof). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 2001. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended September 30, 2000.

     The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations and has a working capital deficit as of June 30, 2001 of $733,338. The Company raised net proceeds aggregating approximately $5,914,000 during the fiscal year ended September 30, 2000 from the sale of stock and the exercise of options and warrants. During the nine months ended June 30, 2001, the Company raised approximately $4,144,000 from the sale of preferred and common stock and the exercise of options. Based upon cash flow projections, the Company believes the anticipated cash flow from operations and proceeds from future equity financings will be sufficient to finance the Company's operating needs until the operations achieve profitability. There can be no assurances that forecasted results will be achieved or that additional financing will be obtained. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.





2.   INVENTORIES

     At June 30, 2001, inventories consist of the following:

           Raw Materials                      $151,463
           Work-in-Process                      35,803
           Finished Goods                      115,305
                                              ---------
                   Total                      $302,571
                                              ========

3.   ACQUISITION

     As of March 1, 2001, the Company acquired all of the outstanding capital stock of BJR Security, Inc. ("BJR") in exchange for cash of $50,000 and approximately 221,000 restricted shares of the Company's common stock which were valued at fair value at the date of acquisition of approximately $250,000. The amount of consideration was determined by arm's length negotiations between Avitar and the sole stockholder of BJR, taking into account the revenues and prospects for BJR. The acquisition was recorded using the purchase method of accounting and resulted in goodwill of approximately $283,000. BJR is engaged in the business of providing specialized drug detection and education services.


4.   MAJOR CUSTOMERS

     Customers in excess of 10% of total sales are:


                Three Months Ended June 30,          Nine Months Ended June 30,
                ----------------------------        ----------------------------
                      2001          2000               2001            2000
                ---------------- -----------       ---------------  ------------


 Customer A     $189,459         $299,298          $499,458          $552,644
 Customer B      305,500                *           505,790                 *

 * Customer was not in excess of 10% of total sales.


5.   COMMON STOCK, PREFERRED STOCK AND WARRANTS

     In March 2001, the Company sold 141,333 shares of Series D convertible preferred stock and received proceeds of approximately $1,060,000. In connection with the sale of the preferred stock, the Company issued to the holders of the preferred stock warrants to purchase 1,413,330 shares of the Company's common stock at exercise prices of $1.13 per share for a term of three years. The value of the warrants issued amounted to approximately $575,000. The holders of the Series D convertible preferred stock may convert their investment at any time into 10 shares of the Company's common stock. The preferred stock was issued with a conversion price below the common stock market value and as a result, an original discount was recorded and included in the earnings per share calculation.


     During the nine-month period ended June 30, 2001, the Company received approximately $39,000 from the exercise of stock options to purchase 177,400 shares of the Company's common stock.

     During the nine months ended June 30, 2001, the Company sold 3,354,478 shares of the Company's common stock and received proceeds of approximately $3,044,300. In connection with the sale of the common stock, the Company issued to the holders of the common stock warrants to purchase 5,454,478 shares of the Company's common stock at exercise prices of $.68 to $1.50 per share for terms of three to five years.

     For the nine months ended June 30, 2001 holders of the Series B convertible preferred stock converted 47,596 shares of their preferred stock into 475,964 shares of the Company's common stock. Preferred stock dividends related to the Series B convertible preferred stock for the nine months ended June 30, 2001 amounted to $322,592. As of June 30, 2001, the total amount of unpaid and undeclared dividends was $216,978.

6.  EARNINGS PER SHARE

     The following data show the amounts used in computing earnings per share:

                                                       Three Months Ended June 30,        Nine Months Ended June 30,
                                                       ---------------------------        --------------------------
                                                           2001             2000              2001             2000

         Net loss                                     $(1,329,090)       $(1,701,864)    $(4,547,247)     $(4,701,320)
         Less:
         Preferred Stock Dividends                    (   136,032)        (   91,023)    (   322,592)     (   244,960)

         Value of warrants issued in
            connection with Series C and
            Series D preferred stock sales                      -                  -     (   575,000)      (   42,638)

         Original discount related to
            Series D preferred stock sales                      -                  -     (   485,000)               -
                                                       ------------      -------------   -------------    ------------

         Loss available to common
            stockholders  used in basic and
            diluted EPS before cumulative
            accounting change                          (1,465,122)        (1,792,887)     (5,929,839)      (4,988,918)

         Cumulative effect of change in
            accounting for original discount
            related to prior years' preferred
            stock issuances                                     -                  -      (1,078,205)               -
                                                       -------------     -------------   -------------    ------------


         Net loss available to common
            Stockholders used in basic and
            diluted EPS                               $(1,465,122)       $(1,792,887)    $(7,008,044)     $(4,988,918)
                                                       =============     =============   =============    ============

         Weighted average number of
            common shares outstanding                  33,459,667         28,850,406      31,768,656       26,667,432


     In November 2000, the FASB Emerging Task Force ("ETIF") issued a consensus that requires the remeasurement of original issue discount on preferred stock with characteristics similar to convertible preferred stock issued by the Company during Fiscal Years 2000 and 1999. The impact of adopting this ETIF amounting to $1,078,205 was recorded in the first quarter of Fiscal 2001 and has been included in the computation of earnings per share for the nine months ended June 30, 2001 as a cumulative change in accounting.

7.   RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations ("SFAS 141") and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires the use of the purchase method accounting and prohibits the use of pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after July 1, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

     SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidelines in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

     The Company's previous business combinations were accounted for using the purchase method. As on June 30, 2001, the net carrying amount of goodwill is $2,527,045. Amortization expense during the nine-month period ended June 30, 2001 was $220,702. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operation.

8.   SUBSEQUENT EVENTS

     From June 30, 2001 through August 10, 2001 the Company sold 1,178,618 shares of the Company's common stock and received proceeds of approximately $937,000. In connection with the sale of the common stock, the Company issued to the holders of the common stock warrants to purchase 1,178,618 shares of the Company's common stock at exercise prices of $.68 to $1.16 per share for a term of 3 years.




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

RESULTS OF OPERATIONS

Revenues

     Sales for the three months ended June 30, 2001 increased $563,402, or approximately 43%, to $1,869,441 from $1,306,039 for the corresponding period of the prior year. For the nine months ended June 30, 2001, sales increased $1,342,107, or approximately 46%, to $4,268,355 from $2,926,248 for the nine months ended June 30, 2000. The change for the three and nine months ended June 30, 2001 primarily reflects the increase in sales of its ORALscreen(TM) and BJR revenue of $105,390 and $146,083, respectively.

Operating Expenses

     Cost of sales for the three months ended June 30, 2001 were approximately 57% of sales which compares to the cost of sales of 78% for the three months ended June 30, 2000. For the nine months ended June 30, 2001, the cost of sales were 65% compared to 81% of sales for the same period of Fiscal 2000. For the three and nine months ended June 30, 2001, the improvement in the ratio of cost to sales was primarily due to the increase in sales described above and the shift in the product mix to ORALscreen.

     Selling, general and administrative expenses for the three months ended June 30, 2001 increased $108,914, or approximately 7%, to $1,580,676 from $1,471,762 for the corresponding period of the prior year. For the nine months ended June 30, 2001, selling, general and administrative expenses increased $438,154 or approximately 11%, to $4,394,039 from $3,955,885 for the nine months ended June 30, 2000. The increase for the three and nine months ended June 30, 2001 reflected the expanded sales, marketing and administrative efforts associated with the Company's OralScreen and HairScreen products along with BJR's selling, general and administrative expenses of $73,050 and $90,119, respectively.

     Expenses for research and development for the three months ended June 30, 2001 amounted to $457,020 compared to $449,943 for the corresponding period of the prior year. For the nine months ended June 30, 2001, expenses for research and development increased $308,752 to $1,401,903 from $1,093,151 for the nine months ended June 30, 2000. The change for the three and nine months ended June 30, 2001 was primarily attributable to the increased research and development activities related to the Company's OralScreen products and oral fluid disease testing applications.

     For the three months and nine months ended June 30, 2001, amortization of goodwill which resulted from the Company's acquisition of BJR and USDTL was $76,854 and $220,702, respectively, compared to $70,423 and $211,271, respectively, for the three and nine months ended, June 30, 2000. The changes for the three and nine months ended June 30, 2001 reflect the acquisition of BJR on March 1, 2001.

     Other Income and Expense

     Interest income for the three and nine months ended June 30, 2001 amounted to $361 and $1,094, respectively compared to $6,710 and $15,109, respectively for the same periods of Fiscal 2000. The decrease resulted primarily from the reduced interest earned on cash management accounts.

     Interest expense and financing costs were $10,129 for the three months ended June 30, 2001 compared to $13,940 incurred during the three months ended June 30, 2000. For the nine months ended June 30, 2001, interest expense and financing costs decreased $20,661 to $35,704 from $56,365 for the same period in the prior year. The decreases for the three and nine months ended June 30, 2001 primarily reflect reduced interest expense on bank advances related to financing of accounts receivable.

     For the three months ended June 30, 2001, other expense amounted to $963 as compared to other income of $8,319 for the three months ended June 30, 2000. Other expense for the nine months ended June 30, 2001 was $2,887 versus other income of $35,835 for the corresponding period of the prior year. The change for the three and nine months ended June 30, 2001 is mainly a result of no rental income from the lease of excess square feet in the Company's facility.

     Accounting Change

     In November 2000, the FASB Emerging Task Force ("ETIF") issued a consensus that requires the remeasurement of original issue discount on preferred stock with characteristics similar to convertible preferred stock issued by the Company during fiscal years 2000 and 1999. The impact of adopting this ETIF amounting to $1,078,205 was recorded in the first quarter of Fiscal 2001 and has been included in the computation of earnings per share for the nine months ended June 30, 2001 as a cumulative change in accounting.

     The effect of this accounting change increased the Company's net loss per share by $.03 for the nine months ended June 30, 2001.

     Net Loss

     Primarily as a result of the factors described above, the Company had a net loss of $1,329,090, $ .04 per basic and diluted share, for the quarter ended June 30, 2001, as compared to a net loss of $1,701,864, $ .06 per basic and diluted share, for the quarter ended June 30, 2000. For the nine months ended June 30, 2001, the Company had a net loss of $4,547,247, $.22 per basic and diluted share, versus a net loss of $4,701,320, $.19 per basic and diluted share, for the nine months ended June 30, 2000.




FINANCIAL CONDITION AND LIQUIDITY

     At June 30, 2001 and September 30, 2000 the Company had working capital deficits of $733,338 and $543,515, respectively, and cash and cash equivalents of $239,732 and $82,313, respectively. Net cash used in operating activities during the nine months ended June 30, 2001 amounted to $3,787,252 resulting primarily from a net loss of $4,547,247, a decrease in the provision for losses on accounts receivable of $61,692, an increase in accounts receivable of $147,281 and an increase in prepaid expenses and other current assets of $60,432; partially offset by depreciation and amortization of $127,213, amortization of goodwill of $220,702, a decrease in inventories of $205,307, a decrease in other assets of $97,021 and increases in accounts payable and accrued expenses of $379,157. Net cash provided by financing and investing activities during the nine months ended June 30, 2001 amounted to $3,944,671 which included proceeds from the sale of preferred stock, common stock and warrants of $4,104,298, proceeds from the exercise of stock options of $39,453 and a decrease in preferred stock subscription receivable of $42,228; offset in part by repayment of notes payable and long-term debt of $112,295, purchases of property and equipment of $79,013 and cash paid in the acquisition of BJR Security, Inc. of $50,000.

     From September 30, 2000 through August 10, 2001, the Company received proceeds of approximately $3,981,000 from the sale of 4,533,096 shares of the Company's common stock and warrants to purchase 6,633,096 shares of the Company's common stock at exercise prices of $.68 to $1.50 per share for a period of three to five years. Also during the same period, the Company received proceeds of approximately $1,060,000 from the sale of 141,333 shares of Series D convertible preferred stock and warrants to purchase 1,413,330 shares of the Company's common stock at an exercise price of $1.13 per share for three years. Each share of the Series D preferred stock is convertible at any time into ten shares of the Company's common stock. In addition, the Company plans to raise up to $10,000,000 from the sales of equity and/or debt securities. The Company plans to use the proceeds from these financings to provide working capital and capital equipment funding to operate the Company, to expand the Company's business, to further develop and enhance the ORALscreen and HAIRscreen drug screening systems, and to pursue the development of oral fluid in-vitro diagnostic testing products. However, there can be no assurance that these financings will be achieved.

     For the balance of fiscal year 2001, the Company's cash requirements are expected to include primarily the funding of operating losses, the payment of outstanding accounts payable, the repayment of certain notes payable, the funding of operating capital to grow the Company's drugs of abuse testing products and services, and the continued funding for the development of oral fluid in-vitro diagnostic testing products.

     Operating revenues of the Company grew approximately 46% during the first nine months of Fiscal 2001 and are expected to grow at a more rapid pace during the remainder of Fiscal 2001 and in FY 2002 as the Company continues to increase the shipments of new and enhanced OralScreen(TM) products. Based on current sales, expenses and cash flow projections, the Company believes that the current level of cash and cash equivalents on hand and most importantly, a portion of the anticipated net proceeds from the financing mentioned above would be sufficient to fund operations until the Company achieves profitability. There can be no assurance that the Company will consummate the above-mentioned financing. Once the Company achieves profitability, the longer-term cash requirements of the Company to fund operating activities, purchase capital equipment, expand the existing business and develop new products are expected to be met by the anticipated cash flow from operations and proceeds from the financing described above. However, because there can be no assurances that sales will materialize as forecasted, management will continue to closely monitor and attempt to control costs at the Company and will continue to seek additional capital as necessary.

     As a result of the Company's recurring losses from operations and working capital deficit, the report of its independent certified public accountants relating to the financial statements for Fiscal 2000 contains an explanatory paragraph stating substantial doubt about the Company's ability to continue as a going concern. Such report states that the ultimate outcome of this matter could not be determined as the date of such report (December 5, 2000). The Company's plans to address the situation are presented above. However, there are no assurances that these endeavors will be successful or sufficient.


RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations ("SFAS 141") and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires the use of the purchase method accounting and prohibits the use of pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after July 1, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidelines in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

The Company's previous business combinations were accounted for using the purchase method. As on June 30, 2001, the net carrying amount of goodwill is $2,527,045. Amortization expense during the nine-month period ended June 30, 2001 was $220,702. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operation.

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

                            PART II OTHER INFORMATION


ITEM 2.           CHANGE IN SECURITIES AND USE OF PROCEEDS

     During the quarter ended June 30, 2001, the Company sold to private investors 1,570,590 shares of the Company's common stock and received cash proceeds of approximately $1,068,000. In connection with the sale of this common stock, the Company issued to the holders of the common stock warrants to purchase 1,570,590 shares of the Company's common stock at an exercise price of $.68 per share for a term of three years. The exemption for registration of these securities is based upon Section 4(2) of the Securities Act.




ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of the shareholders was held on June 27, 2001. All members of the Board of Directors were elected by more than 65% of the total shares outstanding and more than 99% of the shares voted. In addition, the increase in authorized shares of common stock from 75 to 100 million shares, the establishment and implementation of an employee stock purchase plan with a reserve of one million shares of common stock and the reappointment of BDO Seidman, LLP as auditors were approved and the tabulation of votes were as follows:

                                            For         Against      Abstain
                                         ----------   ----------   ----------

Increase in Authorized Shares ........   22,274,272    2,503,446       16,709

Employee Stock Purchase Plan .........   22,627,244    2,123,993      133,190

Reappointment of Auditors ............   24,825,325       11,771       47,331

Election of Directors ................   24,777,332         --        107,095


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

  Exhibit No.             Document

  3.1                Certificate of Amendment of Certificate of Incorporation



(b)      Reports on Form 8-K:

         None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       AVITAR, INC.
                                       (Registrant)




Dated:  August 13, 2001                /S/ Peter P. Phildius
                                       -----------------------------------
                                        Peter P. Phildius
                                        Chairman and Chief
                                        Executive Officer
                                        (Principal Executive Officer)



Dated:  August 13, 2001                /S/ J.C. Leatherman, Jr.
                                       ---------------------------
                                        J.C. Leatherman, Jr.
                                        Chief Financial Officer
                                        (Principal Accounting and
                                        Financial Officer)

                                  EXHIBIT INDEX



Exhibit Index                 Document                                    Page

3.1             Certificate of Amendment of Certificate of Incorporation

                                   EXHIBIT 3.1

                     CERTIFICATE OF AMENDMENT OF CERTIFICATE
                                OF INCORPORATION

                            CERTIFICATE OF AMENDMENT
                                       OF
                          CERTIFICATE OF INCORPORATION
                                       OF
                                  AVITAR, INC.

     Avitar, Inc., a corporation organized and existing under and by virtue of the General Corporation Law of the State of Delaware (the "Corporation"), does hereby certify as follows:

     FIRST: That by unanimous written consent of the Board of Directors of Avitar, Inc. resolutions were duly adopted setting forth a proposed amendment to the Certificate of Incorporation of said corporation, declaring said amendment to be advisable and calling a meeting of the stockholders of said corporation for consideration thereof. The resolution setting forth the proposed amendment is as follows:

     RESOLVED, that the initial paragraph of Article Fourth of the Certificate of Incorporation is hereby amended so that said initial paragraph of Article Fourth shall read in its entirety as follows:

     "FOURTH: The total number of shares of stock which the corporation shall have authority to issue is One Hundred Five Million (105,000,000) shares, of which One Hundred Million (100,000,000) shares shall be Common Stock, par value $.01 per share, and Five Million (5,000,000) shares shall be Preferred Stock, par value $.001 per share."

     SECOND: That in accordance with Section 242 of the Delaware General Corporation Law, the above statement of amendment has been duly approved by the Board of Directors of Avitar, Inc. by unanimous written consent as of May 8, 2001, and by the stockholders of Avitar, Inc. at the Annual Meeting of Stockholders duly called and held on June 27, 2001. At the Annual Meeting, which was held upon notice duly given in accordance with Section 222 of the General Corporation Law of the State of Delaware, at least a majority of the shares issued and outstanding on the record date for the meeting constituting the requisite vote as required by statute were voted in favor of the Amendment.

     IN WITNESS WHEREOF, said AVITAR, INC., has caused this Certificate to be signed by Peter P. Phildius, its Chairman and Chief Executive Officer, who does make this certificate and declares and certifies under penalty of perjury that this is the act and deed of the Corporation, and that the acts stated herein are true, and accordingly have set his hand hereto this 2nd day of July, 2001.

                               AVITAR, INC.:

                           By: /s/ Peter P. Phildius
                               ------------------------------------------
                               Name: Peter P.Phildius
                               Title: Chairman and Chief Executive Officer