Form 10KSB
period 2001-09-30
AVITAR INC /DE/
filed 2001-12-31
CIK 814008

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2001

Commission file number: 0-20316

                                  AVITAR, INC.
        ---------------------------------------------------------------
                 (Name of small business issuer in its charter)

            Delaware                                         06-1174053
(State or other jurisdiction of incorporation            (I.R.S. Employer
         or organization)                                Identification No.)

65 Dan Road, Canton, MA                                       02021
------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip code)

Issuer's telephone number: (781) 821-2440

Securities registered under Section 12(b) of the Exchange Act:         NONE

Securities registered under Section 12(g) of the Exchange Act:

                                Title of Classes
                          Common Stock, $.01 par value
                                Class A Warrants

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                     Yes X No
Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

 Issuer's revenues for its most recent fiscal year: $6,542,412
                        Page 1 of 68 pages.
                Exhibit Index is on page hereof.

The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming solely for purposes hereof that all directors and officers of the Registrant are "affiliates") as of December 24, 2001: $26,144,278

The approximate number of shares of Common Stock outstanding (including shares held by affiliates of the Registrant) as of December 24, 2001:40,119,678

Documents incorporated by reference:        NONE

Transitional Small Business Disclosure Format (check one): Yes   ;    No     X

                                     Part I

Item 1.           Description of Business

Introduction

     Avitar, Inc. (the "Company" or "Avitar") through its wholly-owned subsidiary Avitar Technologies, Inc. ("ATI") develops, manufactures, markets and sells diagnostic test products and proprietary hydrophilic polyurethane foam disposables fabricated for medical, diagnostics, dental and consumer use. During Fiscal 2001, the Company continued the development and marketing of innovative point of care oral fluid drugs of abuse tests, which use the Company's foam as the means for collecting the oral fluid sample. The Company also through United States Drug Testing Laboratories, Inc. ("USDTL"), a wholly-owned subsidiary of Avitar, operates a certified laboratory and provides specialized drug testing services primarily utilizing hair and meconium as the samples.

     In March 2001, the Company completed its acquisition of BJR Security, Inc. ("BJR"), which became a wholly-owned subsidiary of Avitar. BJR provides specialized contraband detection and education services.

Products

     Currently, the Company offers the following products, which utilize its proprietary medical polyurethane foam technology:

     Diagnostic Test Products and Drug Detection Services

     The Company makes products and offers services for the diagnostic test applications and contraband detection needs described below. These products accounted for approximately 77% of the Company's revenue in Fiscal 2001 and approximately 62% of the Company's revenue in Fiscal 2000.

     Drugs of Abuse Point of Collection Tests . The Company's ORALscreen (TM) is an oral fluid-based, rapid on-site assay system for detecting drugs of abuse (heroin, cocaine, marijuana and methamphetamines). To confirm the results of ORALscreen tests, the Company offers ORALconfirm(TM), an oral fluid laboratory test. In addition, Avitar offers ORALadvantage(TM) which is a complete package geared to small businesses that includes ORALscreen tests, a sample substance abuse testing policy and on-site drug testing program implementation tools. Approximately $1.2 billion annually is spent in the United States for drugs of abuse tests. Significant advantages exist for saliva to replace blood and urine in many of the drug tests and at the same time expand the market where current infrastructure cost limitations prohibit the use of much needed diagnostic tests. Using its Oral Fluid Sampling and Processing System, the Company has entered into this large and growing market for drugs of abuse testing.

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

     Contraband Detection Services. The Company's highly trained dogs detect the presence of contraband items in a variety of settings including schools, cruise ships, warehouses and other commercial entities. Each dog is task specific, alerting on only one odor (narcotics, explosives or firearms).

     Foam Disposable Products

     The Company produces medical-grade hydrophilic polyurethane foam disposables fabricated for the applications described below. These products accounted for approximately 23% of the Company's revenue in Fiscal 2001 and approximately 38% of the Company's revenue in Fiscal 2000.

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


Development

     The Company employs a product strategy that is based on conducting pure research and development and when appropriate, forming partnerships with market leading companies and recognized persons or entities in diagnostic testing and foam products application areas. With this approach, proprietary products are either developed with internal sources or co-developed through the generation and development of product ideas either internally or through these strategic partnerships. To any such partnership, Avitar contributes the proprietary foam technology, the oral fluid processing expertise, the product design, development and prototyping, and the start-up and commercial-scale manufacturing. The ability of the Company to keep current on technology and purchase new equipment in connection with development of new, improved products will be affected by its existing and future need for, and the availability of, financing.

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

Sales and Marketing

     To sell its ORALscreen products, the Company relies on its sales force, its strategic partners and a network of distributors that currently sell to the drugs of abuse testing market. For HAIRscreen, ChildGuard, and MecStat services, the Company sells these services directly to end users such as employers and through some of the distributors used for the ORALscreen products. The Company also intends to continue to develop strategic partnering arrangements with significant diagnostic test and health care product companies with established distribution channels. Avitar anticipates that such arrangements may involve the grant by Avitar of the exclusive or semi-exclusive rights to sell specific products to specified market segments and/or in particular geographic territories in exchange for a royalty, joint venture or other financial interest. The Company generally has sold, and intends to continue to sell, its wound dressing and custom foam products through large, recognized distributors of dental and medical products and does not anticipate that a large direct sales force will be required for these products. Avitar's sales and marketing staff consists of nineteen (19) full-time employees. If the Company is unable to establish satisfactory product distribution arrangements in this manner described above, it will be required to devote substantial resources to the expansion of its direct sales force. There can be no assurance that Avitar would have the resources required for such an endeavor.

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

     Drugs of Abuse Test. Under a development agreement signed in February 1999, Avitar and Sun Biomedical Laboratories ("SBL") have developed OralScreen(TM) described above under Products. These tests use the Company's proprietary oral fluid collection system with Avitar having the exclusive, world-wide manufacturing and distribution rights to the tests.

     In January 2001, Avitar entered into a strategic partnership agreement with the Pinkerton Services Group ("PSG") of the Pinkerton Corporation whereby Avitar granted PSG the right to distribute the Company's ORALscreen product line and PSG granted Avitar the right to sell PSG's third party administration services to Avitar customers. Under this arrangement, PSG is required to offer only Avitar's ORALscreen as its oral fluid drug testing products. In July 2001, this agreement with PSG was assigned to ChoicePoint, Inc. ("ChoicePoint") upon the completion of its acquisition of PSG. ChoicePoint is one of the largest third party administrators of employer drug testing programs in the United States.

     In October 2001, the Company entered into an agreement with Quest Diagnostics, Inc. ("Quest"). Under this agreement, Avitar granted Quest the right to distribute the Company's ORALscreen product line.

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

Manufacturing and Supply

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

     Given the use of certain products in the diagnostic test, medical and dental markets, the Company is required to conform to the Food and Drug Administration ("FDA") Good Manufacturing Practice regulations, International Standard Organization ("ISO") rules and various other statutory and regulatory requirements applicable to the manufacture and sale of medical devices. Avitar is subject to inspections by the FDA at all times. See "Government Regulation".

     The Company does not have written agreements with most of its suppliers of raw materials and laboratory supplies. While the Company purchases some product components from single sources, most of the laboratory supplies used by USDTL can be obtained from more than one source. Avitar acquires the same key component for its FlurezeTM fluoride application product, customized foam products and HydrasorbTM wound dressings from a single supplier. The Company also purchases main components of its ORALscreen products from two sources. Avitar's current suppliers of such key components are the only vendors, which presently meet Avitar's specifications for such components. The loss of these suppliers would, at a minimum, require the Company to locate other satisfactory vendors, which would result in a period of time during which manufacturing and sales of products utilizing such components may be suspended and could have a material adverse effect on Avitar's financial condition and operations. Avitar believes that alternative sources could be found for such key components and expects that the cost of such components from an alternative source would be similar. The Company also believes that alternative sources of supply are available for its remaining product components and that the loss of any such supplier would not have a material adverse effect upon Avitar's business.


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

     The laboratory and contraband detection services offered by the Company are subject to licensing requirements of the states in which these services are provided.

Competition

     The Company believes that the principal competitive factors in Avitar's markets are innovative product design, product quality, established strategic customer relationships, name recognition, distribution and price. Many companies of all sizes, including major diagnostic test, dental and health care companies, are engaged in activities similar to those of Avitar. Most of Avitar's competitors have substantially greater financial, marketing, administrative and other resources and larger research and development staffs.

     Although Avitar may not have the development resources of many of its competitors, the Company believes its product design and development experience allows it to compete favorably in providing innovative products and services in Avitar's markets. Avitar's ORALscreen products and USDTL's HairScreen(TM), ChildGuard(TM) and MecStat services represent some of the most comprehensive, state-of-the-art tests for drugs of abuse currently being provided. Furthermore, the Company believes that its Hydrasorb wound dressings, and custom foam products possess qualities with significant advantages over competing products, including cost effectiveness. Although the Company does not have an established internal distribution network, Medi, Knoll and Kendall are distributing the Company's HydrasorbTM wound dressings while ChoicePoint, Quest and many smaller, local companies are distributing the Company's ORALscreen products. See "Products", "Sales and Marketing".

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

     The Company believes that its product markets are highly fragmented with many different companies competing with regard to a specific product or product category. As a result, Avitar's competition varies from product to product. Avitar's primary competitors in the wound dressing market include Bristol Meyers Squibb, Johnson & Johnson, Smith and Nephew, 3M and Acme United. In the drugs of abuse test market, the largest competitors are Roche Diagnostic Systems, Biosite Diagnostics, Editek, Inc., Abbott Diagnostics, OraSure Technologies, Inc., American Biomedical and Psychemedics.

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


Product Liability; Insurance Coverage

     The testing, marketing and sales of diagnostic test, medical and dental products and services entail a high risk of product liability and professional liability claims by consumers and others. Claims may be asserted against the Company by end-users of any of Avitar's products. As of September 30, 2001, the Company had product liability insurance coverage in the amount of $5,000,000 and professional liability insurance coverage in the amount of $1,000,000 each incident and $3,000,000 in the aggregate. No claims had been asserted against either coverage. Amounts payable pursuant to such coverage are subject to a deductible on each occurrence ranging from $500 to $5,000 payable by Avitar, up to an annual aggregate deductible payable by Avitar of $25,000, and certain other coverage exclusions. This insurance will not cover liabilities caused by events occurring prior to the time such policy was purchased by the Company or liabilities caused by events occurring after such policy is terminated or for claims made after 60 days following termination of the policy. Further, certain distributors of diagnostic test, medical and dental products require minimum product liability insurance coverage as a condition precedent to purchasing or accepting products for distribution.


Employees

     At September 30, 2001, the Company had 95 full-time employees, including 10 in research and development, 45 in manufacturing, supply, laboratory and direct service operations, 19 in sales and marketing and 21 in administration. None of the employees is subject to a collective bargaining agreement. The Company believes its relationship with its employees to be satisfactory.

Item 2.           Description of Property

     The Company leases approximately 65,000 square feet of space that includes 53,000 square feet in Canton, Massachusetts for its manufacturing facility and administrative offices until June 2005, 9,000 square feet in DesPlaines, Illinois for the laboratory operation of USDTL and a separate research and development laboratory until April 2005 and approximately 3,000 square feet in Gainesville, Texas for the contraband detection service operation of BJR until February 2004. The current annual rent is approximately $455,000 for the Canton facility (excluding assessment for operating expenses), $157,000 for the DesPlaines facility and $30,000 for the Gainesville facility. All facilities are in satisfactory condition for their purposes.

Item 3.           Legal Proceedings

     Not applicable

Item 4.           Submission of Matters to a Vote of Security Holders

     Not applicable

                                     Part II

Item 5.  Market for Common Equity and Related Stockholder Matters

     Market Price Data. From March 25, 1998 until March 6, 2000, the Company's Common Stock was quoted on the NASD OTC Bulletin Board ("OTC") under the symbol AVIT. Since March 6, 2000, the Company's Common Stock has been traded on American Stock Exchange ("AMEX") under the symbol AVR. The table below sets forth the high and low sales prices for the Company's Common Stock, as quoted on OTC and AMEX for the periods indicated. Quotations reflect inter-dealer prices without retail markup, markdown or commission, and do not necessarily represent actual transactions:


         Fiscal 2000                                 High     Low
              First Quarter                          3.91     1.50
              Second Quarter                         5.19     2.75
              Third Quarter                          3.18     1.75
              Fourth Quarter                         3.25     1.63

         Fiscal 2001
              First Quarter                          3.00     1.00
              Second Quarter                         1.88      .59
              Third Quarter                           .99      .40
              Fourth Quarter                         1.40      .50

As of December 24, 2001 the last sales price for the Company's Common Stock was $.80 per share.

     Holders. The Company had approximately 350 owners of record and, it believes, in excess of 4,000 beneficial owners of the Company Common Stock as of December 24, 2001.

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

     Sales of Unregistered Securities. During the quarter ended September 30, 2001, the Company issued 1,440,283 shares of the Company's common stock in connection with the exercise of warrants and sales of common stock for which it received proceeds of approximately $ 1,120,000. The exemption for registration of these securities is based on Section 4(2) of the Securities Act.

Item 6.  Management's Discussion and Analysis or Plan of Operation

     The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing elsewhere in this report.

Results of Operations

Revenues

     Sales for the fiscal year ended September 30, 2001 ("Fiscal 2001") increased $2,463,340, or approximately 60%, to $6,542,412 from $4,079,072 for the fiscal year ended September 30, 2000 ("Fiscal 2000"). The results for Fiscal 2001 primarily reflect the increase in sales of its ORALscreen products of approximately $ 1,976,000 and BJR revenue of $239,908.

Operating Expenses

     Costs of sales were approximately 65% of sales in Fiscal 2001 compared to approximately 76% of sales for Fiscal 2000. The improved ratio of cost to sales for Fiscal 2001 was primarily related to the increase in sales described above and the shift in the product mix to ORALscreen.

     Sales, general and administrative expenses for Fiscal 2001 increased $573,356, or approximately 10%, to $6,063,923 from $5,490,567 for Fiscal 2000.
This increase reflected the expanded sales, marketing, laboratory certification, product certification and administrative efforts associated with the Company's ORALscreen and HAIRscreen products and BJR's selling, general and administrative expenses of approximately $100,470.

     Research and development expenses for Fiscal 2001 amounted to $1,958,547 compared to $1,565,967 for Fiscal 2000. The increase of $392,580, or approximately 25%, was primarily attributable to increased research and development activities related to the Company's ORALscreen products and oral fluid disease testing applications.

     For Fiscal 2001, amortization of goodwill resulting from the Company's acquisition of USDTL and BJR was $298,200 compared to amortization of goodwill of $281,695 recorded in Fiscal 2000. The change in Fiscal 2001 reflects the additional amortization of goodwill for BJR from March 1, 2001.

Other Income and Expense

     Interest income amounted to $6,687 for Fiscal 2001 compared to $15,884 for Fiscal 2000. The change resulted primarily from the decrease in interest earned on cash management accounts.

     Interest expense and financing costs were $57,031 for Fiscal 2001 compared to $80,260 incurred during Fiscal 2000. This decrease resulted primarily from reduced interest expense on bank advances related to the financing of accounts receivable.

     Other income amounted to $2,981 for Fiscal 2001 versus other income of $58,204 for Fiscal 2000. This change mainly reflects the result of no rental income from the lease of excess square feet in the Company's facility.

Accounting Change

     In November 2000, the FASB Emerging Task Force ("ETIF") issued a consensus that required the remeasurement of original issue discount on preferred stock with characteristics similar to convertible preferred stock issued by the Company during fiscal years 2000 and 1999. The impact of adopting this ETIF amounting to $1,078,205 was recorded in the first quarter of Fiscal 2001 and has been included in the computation of earnings per share for the year ended September 30, 2001 as a cumulative change in accounting.

     The effect of this accounting change increased the Company's net loss per share by $.03 for the year ended September 30, 2001.

Net Loss

     Primarily as a result of the factors described above, the Company had a net loss of $6,088,976, $.26 per basic and diluted share, for Fiscal 2001 compared to a net loss of $6,360,783, $.26 per basic and diluted share, for Fiscal 2000.

Financial Condition and Liquidity

     At September 30, 2001 and September 2000, the Company had working capital deficiencies of $958,293 and $543,515 respectively, and cash and cash equivalents of $245,409 and $82,313, respectively. Net cash used in operating activities during Fiscal 2001 amounted to $4,770,088 resulting primarily from the operating loss of $6,088,976 and an increase in accounts receivable of $569,432; partially offset by a decrease in inventories of $263,520, a decrease in prepaid expenses of $44,750, depreciation and amortization of $145,205, amortization of goodwill of $298,200, a non cash charge for consulting of $137,000, a change in the provision for accounts receivable allowances of $556, a decrease in other assets of $93,679, increases in accounts payable and accrued expenses of $520,410 and an increase in deferred revenue of $385,000. Net cash provided by financing and investing activities during Fiscal 2001 was $4,933,184 which included proceeds from the sale of preferred stock, common stock and warrants of $5,211,398 proceeds from the exercise of options of $76,576 and proceeds from the collection of subscription receivable of $7,228; offset in part by the net repayment of short and long-term debt of $164,801, the acquisition of BJR of $50,000 and purchases of property and equipment of $147,217.

     In Fiscal 2001, the Company received proceeds of approximately $1,060,000 from the sale of 141,333 shares of Series D Convertible Preferred Stock which included warrants to purchase 1,413,330 shares of the Company's common stock at exercise prices of $1.13 per share for a period of thirty-six months. Each share of the Series D preferred stock is convertible at any time into ten shares of the Company's common stock. During the same period, the Company received proceeds of approximately $4,151,000 from the sale of 4,886,001 shares of the Company's common stock and warrants to purchase 6,894,661shares of the Company's common stock at exercise prices of $.68 to $1.64 per share for three years. In Fiscal 2001, the Company also received proceeds of approximately $77,000 from the exercise of stock options to purchase 285,000 shares of the Company's common stock. From October 2001 through early December 2001, the Company received proceeds of approximately $ 670,000 from the sale of 936,158 shares of the Company's common stock which included warrants to purchase 936,158 shares of the Company's common stock at exercise prices of $.68 to $1.60 per share for three years. The Company plans to raise up to $10,000,000 from the sales of equity and/or debt securities. The Company plans to use the proceeds from these financings to provide working capital and capital equipment funding to operate the Company, to expand the Company's business, to further develop and enhance the ORALscreen and HAIRscreen drug screening systems and to pursue the development of oral fluid diagnostic testing for diseases. However, there can be no assurance that these financings will be achieved.

     For the balance of fiscal year 2002, the Company's cash requirements are expected to include primarily the funding of operating losses, the payment of outstanding accounts payable, the repayment of certain notes payable, the funding of operating capital to grow the Company's drugs of abuse testing products and services, the continued funding for the development of oral fluid diagnostic testing products for diseases and the exploration and funding of acquisitions that will accelerate the expansion of the Company.

     Operating revenues of the Company (exclusive of revenues from BJR) grew approximately 60% in Fiscal 2001 and are expected to grow significantly during Fiscal 2002 as the Company expands its shipments of new and enhanced ORALscreen products and grows the business of USDTL and BJR. Based on current sales, expense and cash flow projections, the Company believes that the current level of cash and short-term investments on hand and most importantly, a portion of the anticipated net proceeds from the financing mentioned above would be sufficient to fund operations until the Company achieves profitability. There can be no assurance that the Company will consummate the above-mentioned financing, or that any or all of the net proceeds sought thereby will be
obtained.  Once  the  Company  achieves  profitability,   the  longer-term  cash
requirements of the Company to fund operating activities, purchase capital equipment, expand the existing business and develop new products are expected to be met by the anticipated cash flow from operations and proceeds from the financings described above. However, because there can be no assurances that sales will materialize as forecasted, management will continue to closely monitor and attempt to control costs at the Company and will continue to actively seek the needed additional capital.

     As a result of the Company's recurring losses from operations and working capital deficit, the report of its independent certified public accountants relating to the financial statements for Fiscal 2001 contains an explanatory paragraph stating substantial doubt about the Company's ability to continue as a going concern. Such report states that the ultimate outcome of this matter could not be determined as the date of such report (November 20, 2001). The Company's plans to address the situation are presented above. However, there are no assurances that these endeavors will be successful or sufficient.


Recent Accounting Pronouncements

     In November 2000, the FASB Emerging Issues Task Force ("EITF") issued a consensus that requires the remeasurement of original issue discount on preferred stock with characteristics similar to the convertible preferred stock issued by the Company during fiscal years 2000 and 1999. The Company completed a review of the impact in the financial statements of adopting this EITF and recorded an increase to the original issue discount of $1,078,000 in the first quarter of fiscal 2001. The Company also recorded an original issue discount of $485,000 for shares of Series D preferred stock issued in February 2001.

     In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations ("SFAS 141") and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires the use of the purchase method accounting and prohibits the use of pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

     SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidelines in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

     The Company's previous business combinations were accounted for using the purchase method. As on September 30, 2001, the net carrying amount of goodwill is $2,449,547. Amortization expense during the fiscal year ended September 30, 2001 was $298,200. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operation.

     In  October  2001,  the FASB  issued  SFAS  No.  144,  "Accounting  for the
Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of long-Lived Assets and for Long-Lived Assets To Be Disposed Of," and APB Opinion No.30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the Disposal of a Segment of a Business." SFAS No. 144 becomes effective for the fiscal years beginning after December 15, 2001. The Company expects to adopt SFAS No. 144 in the first quarter of fiscal 2003 and is currently reviewing the effects of adopting SFAS No. 144 on its financial position and results of operations.


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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure Not applicable.

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The directors and executive officers of the Company and their respective ages and positions with the Company, as of September 30, 2001, along with certain biographical information (based solely on information supplied by them), are as follows:

Name                                Age      Title
Peter P. Phildius                   71      Chairman of the Board and Chief Executive
                                              Officer/Director
Douglas W. Scott (1)                55      President and Chief Operating Officer/Director
Jay C. Leatherman Jr.               57      Chief Financial Officer, Vice President and
                                              Secretary
Douglas Lewis                       52      Vice President and President of USDTL
James Groth (1)(2)                  63      Director
Neil R. Gordon (1)(2)               53      Director
Charles R. McCarthy (1)(2)          63       Director

----------------------------------------------------------------------------

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

Jay C. Leatherman, Jr.

     Mr. Leatherman has served as the Company's Chief Financial Officer since October 1992 and its Secretary since July 1994. He has over 20 years experience in financial management in the health care field. Mr. Leatherman served as Vice President and Chief Financial Officer of 3030 Park, Inc. and 3030 Park Management Company from 1985 to 1992, responsible for financial, management information services and business development functions for this continuing care retirement complex and management services and consulting company. He served as Director of Finance and Business Services for the Visiting Nurses Association of New Haven, Inc. from 1977 to 1985. In addition, he served in a variety of accounting and financial positions with Westinghouse Electric Corporation from 1969 to 1977. Mr. Leatherman has a Bachelor's Degree in Business Administration from the University of Hawaii.

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

     Based on its review of the copies of such forms received by it, the Company believes that, during Fiscal 2001, all filing requirements applicable to its officers, directors and greater than ten-percent shareholders were met except the following failures to file timely reports by Section 16(a):


o    Two  reports  (Form 4)  covering  2  transactions  were  filed late by Neil
     Gordon.

o Two reports (Form 4) covering 2 transactions were filed late by Charles McCarthy.

o    Two  reports  (Form 4)  covering  2  transactions  were filed late by James
     Groth.

o    One  report  (Form  4)  covering  1  transaction  was  filed  late by Peter
     Phildius.

o    One report (Form 4) covering 1 transaction was filed late by Douglas Scott.

o    Two  reports  (Form 4)  covering  2  transactions  were  filed  late by Jay
     Leatherman.

o    One report (Form 4) covering 1 transaction was filed late by GIN99, LLC.


Item 10. Executive Compensation

     Summary Compensation Table. The following table sets forth compensation earned by or paid to the Chief Executive Officer, Chief Operating Officer and other executive officers for Fiscal 2001 and, to the extent required by applicable Commission rules, the preceding two fiscal years.


                          Annual Compensation Long-Term
Name/Position              Year          Salary(1)     Bonus        Compensation Options
Peter P. Phildius          2001          $200,000          0             252,000(2)
(Chairman of the Board/    2000          $170,833          0                   0
Chief Executive Officer)   1999          $150,000          0           1,450,000(3)
Douglas W. Scott           2001          $180,000          0             132,000(2)
(President/                2000          $162,500          0                   0
Chief Operating Officer)   1999          $150,000          0             850,000(3)
Jay C. Leatherman, Jr.     2001          $125,000          0              87,500(2)
(Chief Financial Officer)  2000          $108,239          0                   0
                           1999                (4)         0             437,500 (3)
Douglas Lewis              2001          $126,000          0                   0
(Vice President/President  2000          $126,000          0                   0
  of USDTL)                1999                (4)         0             250,000 (5)


(1) Does not include amounts reimbursed for business-related expenses incurred by the executive officers on behalf of the Company.

(2) Reflects additional stock options granted to executive officers by the Company's Board of Directors in September 2001.

(3) Reflects additional stock options granted to executive officers by the Company's Board of Directors in January 1999.

(4) Compensation did not equal or exceed $100,000.

(5) Reflects stock options granted to executive officer by the Board of Directors as part of the acquisition of USDTL in July 1999.


     Stock Option Grants in Last Fiscal Year. On June 27, 2001, the Outside Directors of the Company's Board of Directors granted options to purchase the Company's common stock in the amount of 252,000 (representing 8.9% of total options granted in Fiscal 2001) to Peter Phildius, 132,000 (representing 4.7% of total options granted in Fiscal 2001) to Douglas Scott and 87,500 (representing 3.1% of total options granted in Fiscal 2001) to Jay Leatherman. Such options, which have an exercise price of $.66 per share, will become exercisable at the rate of 20% per year for five years and will expire on June 27, 2011.

     Option Exercises in Last Fiscal Year and Year-Ended Option Values. No stock options or stock appreciation rights were exercised by the executive officers in Fiscal 2001.

     As of September 30, 2001, the executive officers held options as follows, all of which are in the money:

                                              Options                Value of Options
                            Total Options   Exercisable        Exercisable     Not Exercisable

Peter Phildius                2,052,000        792,000       $   720,720       $1,146,600
Douglas Scott                 1,332,000        672,000           611,520          600,600
Jay Leatherman                  607,500        170,000           154,700          398,125
Douglas Lewis                   250,000         50,000            45,500          182,000

     Employment Agreements. Messrs. Phildius and Scott are covered by Employment Agreements (the "Employment Agreements") which commenced on May 19, 1995. Pursuant to the Employment Agreements, if Messrs. Phildius and/or Scott are terminated without "Cause" (as such term is defined in the Employment
Agreements) by the Company or if Messrs. Phildius and/or Scott terminate their employment as a result of a breach by the Company of its obligations under such Agreements, he will be entitled to receive his annual base salary ($200,000 for Mr. Phildius and $180,000 for Mr. Scott) for a period of up to 18 months following such termination. In addition, if there is a "Change of Control" of the Company (as such term is defined in the Employment Agreements) and, within two years following such "Change of Control", either of Messrs. Phildius or Scott is terminated without cause by the Company or terminates his employment as a result of a breach by the Company, such executive will be entitled to certain payments and benefits, including the payment, in a lump sum, of an amount equal to up to two times the sum of (i) the executive's annual base salary and (ii) the executive's most recent annual bonus (if any). In addition, pursuant to the Employment Agreements, which have a three-year term (subject to extension), Messrs. Phildius and Scott are each entitled to annual bonus payments of up to $150,000 if the Company achieves certain levels of pre-tax income (as such term is defined in such Agreements) or alternative net income objectives established by the Board of Directors.

     In July 1999, the Company entered into employment agreements with two executives of USDTL. The agreements provide for annual compensation aggregating $226,000 per year, plus cost-of-living increases and bonuses or commissions, as defined. The agreements terminate on July 1, 2004. Expenses under these agreements totaled approximately $232,000 and $226,000 in 2001 and 2000, respectively.

     Director Compensation. During Fiscal 2001, the Company compensated its non-management directors $500 for each Board and Committee meeting, which they attend plus either a travel fee of $250 or reasonable out-of-pocket travel expenses if they must travel outside of the area to attend the meeting. On September 25, 2001, the Company approved a plan whereby its non-management directors will receive a $5,000 annual retainer, $1,000 for each board meeting attended and $500 for each committee meeting attended. In addition, this plan provides for each non-management director to be granted options covering 100,000 shares of the Company's common stock upon initial election to the Board and 30,000 shares of the Company's common stock for each year which he/she is selected to serve as a director. Such options will vest equally over a three-year period and will expire 10 years from the date of grant. Under the Directors' Plan approved by the Stockholders in May 1995 (the "Directors' Plan"), non-management directors received option grants covering 15,000 shares of the Company's common stock on March 31, 2001. Such options have an exercise price of $.78 per share and will expire in March 2011. Under the plan approved by the Company on September 25, 2001, non-management directors received option grants covering 182,500 shares of the Company's common stock on September 25, 2001. These options have an exercise price of $.94 per share, vest over three years and will expire in September 2011. In the future, no options will be granted to the non-management directors under the Directors' Plan.


Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth the number of shares of the Company's Common Stock beneficially owned as of December 24, 2001 by (i) each person believed by the Company to be the beneficial owner of more that 5% of the outstanding Company Common Stock; (ii) each director of the Company; (iii) the Company Chief Executive Officer and its four most highly compensated executive officers (other than the Chief Executive Officer) who earn over $100,000 a year; and (iv) all directors and executive officers of the Company as a group. Beneficial ownership by the Company's stockholders has been determined in accordance with the rules promulgated under Section 13(d) of the Securities Exchange Act of 1934, as amended. All shares of the Company Common Stock are owned both of record and beneficially, unless otherwise indicated.

Name and Address of Beneficial Owner (1)                   No. Owned         %
Peter P. Phildius (2)(3)(10)(14)                          4,595,801        11.1
Douglas W. Scott (2)(4)(10)(15)                           3,268,190         8.0
Phildius, Kenyon & Scott("PK&S") (2)(10)                  1,713,765         4.3
Jay C. Leatherman, Jr.(2)(5)                                219,380          *
Douglas Lewis (2)(6)(16)                                    969,017         2.4
James Groth (2)(7)(17)                                      184,699          *
Neil R.Gordon (2)(8)                                        275,597          *
Charles R. McCarthy (2)(9)                                 171,315          *
GIN99 LLC (11)                                            7,514,580        16.3
David Brown (12)                                          6,845,016        14.4
Alan Aker (14)                                            3,423,080         8.0
All directors and executive officers
  as a group (3)(4)(5)(6)(7)(8)(9)(10)(14)(15)(16)
  (17)                                                    7,970,234        18.5


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

(3) Includes 1,597,530 shares of the Company's Common Stock, options and warrants to purchase 1,215,496 shares of the Company's Common Stock and preferred stock convertible into 69,010 shares of the Company's Common Stock. Also includes the securities of the Company beneficially owned by PK&S as described below in Note 10.

(4) Includes 644,911 shares of the Company's Common Stock, options and warrants to purchase 840,504 shares of the Company's Common Stock and preferred stock convertible into 69,010 shares of the Company's Common Stock. Also includes the securities of the Company beneficially owned by PK&S as described below in Note 10.

(5) Includes 5,630 shares of the Company's Common Stock, and options and warrants to purchase 213,750 shares of the Company's Common Stock.

(6) Includes 919,017 shares of the Company's Common Stock, and options and warrants to purchase 50,000 shares of the Company's Common Stock.

(7) Includes 74,699 shares of the Company's Common Stock and options to purchase 110,000 shares of the Company's Common Stock.

(8) Includes 90,597 shares of the Company's Common Stock, warrants to purchase 90,000 shares of the Company's Common Stock granted to such director under a consulting agreement to provide services to the Company and options to purchase 95,000 shares of the Company's Common Stock.

(9) Includes 75,375 shares of the Common Stock, preferred stock convertible into 80,940 shares of the Common Stock and options to purchase 15,000 shares of the Common Stock.

(10) Represents ownership of 1,367,895 shares of the Company's Common Stock, options and warrants to purchase 60,000 shares of the Company's Common Stock and preferred stock convertible into 285,870 shares of the Company's Common Stock. PK&S is a partnership of which Mr. Phildius and Mr. Scott are general partners.

(11) The address for such entity is c/o Rogers and Wells LLP, 200 Park Avenue, New York, NY 10166. Represents 1,108,330 shares of the Company's Common Stock and preferred stock convertible into 6,406,250.

(12) The business address for such person is 4101 Evans Avenue, Fort Meyers, FL 33901. Represents 1,255,346 shares of the Company's Common Stock, preferred stock convertible into 3,854,670 shares of the Common Stock and warrants to purchase 1,275,000 shares of the Common Stock.

(13) The business address for such person is 1445 Northwest Boca Raton, Boca Raton, FL 33432. Represents ownership of 278,400 shares of the Company's common stock, preferred stock convertible into 894,680 shares of the Common Stock and warrants to purchase 2,250,000 shares of the Common Stock.

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

(17) Does not include 10,929 shares of the Company's Common Stock owned by a trust established for Mr. Groth's children, all of which he disclaims beneficial ownership

Item 12. Certain Relationships and Related Transactions

     PK&S, a 4.3 % beneficial owner of the Company, provided consulting services to the Company from September 1989 to May 1995. On May 28, 1992, the Company entered into a written consulting agreement with PK&S, which reflected the provisions of a previous oral agreement approved by the Company's Board of Directors in October 1990. Pursuant to its arrangement with the Company, PK&S provided the services of each of Messrs. Phildius and Scott to the Company for approximately 20 hours per week.

     On May 19, 1995, the Company's Consulting Agreement ended and was replaced by the Employment Agreements with Messrs. Phildius and Scott (See "Employment Agreements"). As requested by Messrs. Phildius and Scott and approved by the Company's Board of Directors, the salary and benefits provided under the Employment Agreements will be paid directly to PK&S. Under the terms of the current employment agreements with Peter Phildius and Douglas Scott described above, the Company pays their salaries and related expenses directly to PK&S. The aggregate of salaries, fringe benefits and reimbursement of expenses paid to PK&S by the Company on behalf of Messrs. Phildius and Scott for fiscal years 2001 and 2000 totaled $467,344 and $460,053 respectively.

     In October 1996, the Company entered into a consulting agreement with N.R. Gordon & Company, Inc. Neil Gordon, a member of the Company's Board of Directors, is the President of N.R. Gordon and Company, Inc. Under this agreement, N.R. Gordon & Company, Inc. provided financial consulting services for which it received 50,000 warrants at an exercise price of $0.93 per share and is paid $100.00 per hour for all services performed. In addition, N.R. Gordon & Company, Inc. is entitled to receive commissions for certain capital raising services. During Fiscal 1998, Company canceled the 50,000 warrants granted to N.R. Gordon & Company in 1996 and replaced them with 100,000 warrants (of which 50,000 where exercised in October 2001 and the remaining 50,000 do not expire until 2003) to purchase the Company's Common Stock for $.25 per share. No services were provided to the Company under this Agreement during Fiscal 1999 and Fiscal 2000. In March 2001, the Company entered into a new consulting agreement with N.R. Gordon & Company, Inc. for financial consulting services. Under this new agreement with N.R. Gordon and Company, Inc. received warrants to purchase 40,000 shares of the Company's common stock at an exercise price of $.79 per share until February 2006 and is paid $100.00 per hour for services rendered to the Company.

Item 13. Exhibits and Reports on Form 8-K

(a)      Exhibits:

Exhibit No.                                                     Document


(F)  3.1 Certificate of Amendment of Certificate of Incorporation.

(C) 4.1 Certificate of Designations, Rights and Preferences of Series B Redeemable Convertible Preferred Stock

(D) 4.2 Certificate of Designations, Rights and Preferences of Series C Redeemable Convertible Preferred Stock

(E) 4.3 Certificate of Designations, Rights and Preferences of Series D Redeemable Convertible Preferred Stock

(A) 10.1 Employment Agreement between MHB and Peter P. Phildius, dated as of July 23, 1993.

(B) 10.2 Amended and Restated Employment Agreement between MHB and Peter P. Phildius, dated as of August 15, 1994.

(C) 10.3 Form of Subscription Agreement between the Company and parties purchasing preferred stock during Fiscal 1998 and Fiscal 1999

(D) 10.4 Form of Subscription Agreement between the Company and parties purchasing preferred and common stock during Fiscal 2000 and Fiscal 2001

21.1 Subsidiaries of the Company

23.1 Consent from BDO Seidman, LLP


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

(D) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Annual Report for the fiscal year ended September 30, 2000 (Commission File No. 0-20316), and incorporated herein by reference.

(E) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Quarterly Report for the fiscal period ended March 31, 2001 (Commission File No. 0-20316), and incorporated herein by reference.

(F) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Quarterly Report for the fiscal period ended June 30, 2001 (Commission File No. 0-20316), and incorporated herein by reference.

(b)  Reports on Form 8-K:

         None

                                   Signatures

In accordance with Section 13 of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:            December 28, 2001
                                                   Avitar, Inc.
                                                   (Registrant)

                                            By:   /s/   Peter P. Phildius
                                                 -----------------------------
                                                 Peter P. Phildius
                                                 Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                                                Title                                Date
/s/     Peter P. Phildius                 Chairman of the Board and               December 28, 2001
------------------------------------       Chief Executive Officer
Peter P. Phildius                       (Principal Executive Officer);
                                                 and Director

/s/     Douglas W. Scott                President and Chief Operating             December 28, 2001
------------------------------------         Officer and Director
Douglas W. Scott

/s/     J.C. Leatherman, Jr.             Chief Financial Officer and              December 28 , 2001
------------------------------------    Secretary (Principal Financial
J.C. Leatherman, Jr.                       and Accounting Officer)

/s/     Neil R .Gordon
------------------------------------               Director                       December 28, 2001
Neil R. Gordon

/s/     James Groth                                Director                       December 28, 2001
------------------------------------
James Groth


/s/    Charles R. McCarthy                         Director                      December 28, 2001
------------------------------------
Charles R. McCarthy

                                  Exhibit Index


Exhibit No.                  Document


(F)  3.1 Certificate of Amendment of Certificate of Incorporation.

(C) 4.1 Certificate of Designations, Rights and Preferences of Series B Redeemable Convertible Preferred Stock

(D) 4.2 Certificate of Designations, Rights and Preferences of Series C Redeemable Convertible Preferred Stock

(E) 4.3 Certificate of Designations, Rights and Preferences of Series D Redeemable Convertible Preferred Stock

(A) 10.1 Employment Agreement between MHB and Peter P. Phildius, dated as of July 23, 1993.

(B) 10.2 Amended and Restated Employment Agreement between MHB and Peter P. Phildius, dated as of August 15, 1994.

(C) 10.3 Form of Subscription Agreement between the Company and parties purchasing preferred stock during Fiscal 1998 and Fiscal 1999

(D) 10.4 Form of Subscription Agreement between the Company and parties purchasing preferred and common stock during Fiscal 2000 and Fiscal 2001

21.1 Subsidiaries of the Company

23.1 Consent from BDO Seidman, LLP



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

(D) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Annual Report for the fiscal year ended September 30, 2000 (Commission File No. 0-20316), and incorporated herein by reference.

(E) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Quarterly Report for the fiscal period ended March 31, 2001 (Commission File No. 0-20316), and incorporated herein by reference.

(F) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Quarterly Report for the fiscal period ended June 30, 2001 (Commission File No. 0-20316), and incorporated herein by reference.

                                Avitar, Inc. and
                                  Subsidiaries

                        Consolidated Financial Statements
                     Years Ended September 30, 2001 and 2000








Report of independent certified public accountants                    F-2

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

   Statements of cash flows                                    F-7 to F-8

   Notes to consolidated financial statements                 F-9 to F-30

Report of Independent Certified Public Accountants



To the Board of Directors and Stockholders
Avitar, Inc.

We have audited the accompanying consolidated balance sheet of Avitar, Inc. and subsidiaries as of September 30, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended September 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avitar, Inc. and subsidiaries as of September 30, 2001, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficit as of September 30, 2001. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                               /s/ BDO Seidman, LLP

Boston, Massachusetts
November 20, 2001 except
for Note 14 for which the
date is December 14, 2001

                          Avitar, Inc. and Subsidiaries


                           Consolidated Balance Sheet




September 30,                                                            2001
-------------------------------------------------------------------------------

Assets

Current:
   Cash and cash equivalents                                      $     245,409
Accounts receivable, less allowance for doubtful
     accounts of $113,000 (Notes 4 and 13)                            1,316,758
Inventories (Note 5)                                                    244,358
Prepaid expenses and other                                              160,322
Preferred stock subscription receivable (Note 11)                        35,000
-------------------------------------------------------------------------------

     Total current assets                                             2,001,847

Property and equipment, net (Note 6)                                    454,754

Goodwill, net of accumulated amortization of $650,319 (Note 3)        2,449,547

Other assets (Note 7)                                                   148,556
-------------------------------------------------------------------------------


                                                                  $   5,054,704
-------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                          Avitar, Inc. and Subsidiaries
                           Consolidated Balance Sheet


September 30,                                                            2001
--------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current liabilities:
 Short-term debt (including $32,063 due
  to affiliates) (Note 8)                                        $      227,400
 Accounts payable                                                     1,596,552
 Accrued expenses                                                       669,666
 Deferred revenue                                                       385,000
 Current maturities of long-term debt (Note 9)                           37,229
 Current portion of capital lease obligation (Note 10)                   44,293
-------------------------------------------------------------------------------

   Total current liabilities                                          2,960,140

Long-term debt, less current maturities (Note 9)                          5,600

Capital lease obligation, less current portion (Note 10)                 15,600
-------------------------------------------------------------------------------
   Total liabilities                                                  2,981,340
-------------------------------------------------------------------------------

Commitments and contingencies (Notes 10 and 11)

Stockholders' equity (Note 11):
 Series A, B, C and D convertible preferred stock, $.01
  par value; authorized 5,000,000 shares; 2,203,690 shares
  issued and outstanding, with aggregate liquidation value
  - Series A - $53,548 plus 7% annual dividend; Series B -
  $3,551,072; Series C - $2,654,840; Series D-$1,059,998                 22,036
 Common stock, $.01 par value; authorized 100,000,000 shares;
  36,564,342 shares issued and outstanding                              365,643
   Additional paid-in capital                                        39,338,443
   Accumulated deficit                                              (37,592,117)
-------------------------------------------------------------------------------

                                                                      2,134,005

 Less preferred stock subscription receivable                           (60,641)
-------------------------------------------------------------------------------

   Total stockholders' equity                                         2,073,364
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
                                                                 $    5,054,704
-------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                          Avitar, Inc. and Subsidiaries
                      Consolidated Statements of Operations



Years ended September 30,                           2001                 2000
-------------------------------------------------------------------------------
Sales (Note 13)                              $   6,542,412         $  4,079,072
-------------------------------------------------------------------------------

Operating expenses:
   Cost of sales                                 4,263,355            3,095,454
   Selling, general and administrative           6,063,923            5,490,567
   Research and development                      1,958,547            1,565,967
   Amortization of goodwill                        298,200              281,695
-------------------------------------------------------------------------------

     Total operating expenses                   12,584,025           10,433,683
-------------------------------------------------------------------------------

     Loss from operations                      (6,041,613)          (6,354,611)
-------------------------------------------------------------------------------

Other income (expense):
   Interest income                                  6,687               15,884
   Interest expense and financing costs
    (includes $3,745 and $708 to
     affiliates) (Note 4)                         (57,031)             (80,260)
   Other income, net                                2,981               58,204
-------------------------------------------------------------------------------
     Total other expense                          (47,363)              (6,172)
-------------------------------------------------------------------------------

Net loss                                     $ (6,088,976)        $ (6,360,783)
-------------------------------------------------------------------------------

Basic and diluted net loss per share
  (Note 11)                                  $       (.26)        $       (.26)
-------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                          Avitar, Inc. and Subsidiaries

                 Consolidated Statements of Stockholders' Equity
                                    (Note 11)

                                                                      Preferred Stock              Common Stock          Additional
                                                                    ------------------         -------------------        Paid-in
Years ended September 30, 2000 and 1999                             Shares      Amount         Shares       Amount        Capital
-----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1999                                    1,720,095      $17,201    24,498,642     $ 244,987    $24,450,661
   Sale of common stock, net of expenses                                 -            -       145,032         1,450        310,646
   Conversion of Series B preferred stock into common stock       (121,050)      (1,211)    1,210,500        12,105        (10,894)
   Exercise of warrants                                                  -            -     4,704,793        47,048      2,799,496
   Exercise of stock options                                             -            -       136,725         1,367         99,241
   Sale of Series C preferred stock, net of expenses               450,334        4,503             -             -      2,650,337
   Payment of preferred stock dividend                              12,764          128             -             -        383,162
   Value of warrants issued in connection with Series C preferred
     stock sales                                                         -            -             -             -        468,939
   Value of warrants extended                                            -            -             -             -         62,250
   Collection of preferred stock subscription receivable                 -            -             -             -              -
   Net loss                                                              -            -             -             -              -
-----------------------------------------------------------------------------------------------------------------------------------

Balance at September 30, 2000                                    2,062,143       20,621    30,695,692       306,957     31,213,838
   Issuance of warrants for services                                     -            -             -             -        137,000
   Sale of common stock, net of expenses                                 -            -     4,886,001        48,860      4,102,540
   Conversion of Series B preferred stock into common stock        (47,709)        (477)      477,094         4,771         (4,294)
   Exercise of stock options                                             -            -       285,000         2,850         73,726
   Sales of Series D preferred stock and warrants                  141,333        1,413             -             -      1,058,585
   Payment of preferred stock dividend                              47,923          479             -             -        371,048
   Acquisition of BJR Security, Inc.                                     -            -       220,555         2,205        247,795
   Value of warrants issued in connection with Series D preferred
     stock sales                                                         -            -             -             -        575,000
   Original discount on Series D preferred stock                         -            -             -             -        485,000
   Cumulative effect of accounting change for remeasurement of
    original discount on preferred stock issuances                       -            -             -             -      1,078,205
Net loss                                                                 -            -             -             -              -
-----------------------------------------------------------------------------------------------------------------------------------

Balance at September 30, 2001                                    2,203,690      $22,036    36,564,342     $ 365,643    $39,338,443
-----------------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                          Avitar, Inc. and Subsidiaries

                 Consolidated Statements of Stockholders' Equity
                              (Note 11) (continued)

                                                                                        Stock
                                                                     Accumulated    Subscription
Years ended September 30, 2000 and 1999                                Deficit       Receivable
---------------------------------------------------------------------------------------------------
Balance at September 30, 1999                                      $(21,718,147)       $(456,468)
   Sale of common stock, net of expenses                                      -                -
   Conversion of Series B preferred stock into common stock                   -                -
   Exercise of warrants                                                       -                -
   Exercise of stock options                                                  -                -
   Sale of Series C preferred stock, net of expenses                          -                -
   Payment of preferred stock dividend                                 (383,290)               -
   Value of warrants issued in connection with Series C preferred
     stock sales                                                       (468,939)               -
   Value of warrants extended                                           (62,250)               -
   Collection of preferred stock subscription receivable                      -          395,827
   Net loss                                                          (6,360,783)               -
-------------------------------------------------------------------------------------------------

Balance at September 30, 2000                                       (28,993,409)         (60,641)
   Issuance of warrants for services                                          -                -
   Sale of common stock, net of expenses                                      -                -
   Conversion of Series B preferred stock into common stock                   -                -
   Exercise of stock options                                                  -                -
   Sales of Series D preferred stock and warrants                             -                -
   Payment of preferred stock dividend                                 (371,527)               -
   Acquisition of BJR Security, Inc.                                          -                -
   Value of warrants issued in connection with Series D preferred
     stock sales                                                       (575,000)               -
   Original discount on Series D preferred stock                       (485,000)               -
   Cumulative effect of accounting change for remeasurement of
    original discount on preferred stock issuances                   (1,078,205)               -
Net loss                                                             (6,088,976)               -
-------------------------------------------------------------------------------------------------

Balance at September 30, 2001                                      $(37,592,117)       $ (60,641)
---------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                          Avitar, Inc. and Subsidiaries


                      Consolidated Statements of Cash Flows


Years ended September 30,                                                                    2001                 2000
-------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
   Net loss                                                                         $  (6,088,976)        $ (6,360,783)
   Adjustments to reconcile net loss to net cash used in
     operating activities
     Provision for accounts receivable                                                        556               77,540
     Depreciation and amortization                                                        145,205              143,075
     Amortization of goodwill                                                             298,200              281,695
     Value of warrants issued for services                                                137,000                    -
     Changes in operating assets and liabilities excluding effects of purchase of BJR:
       Accounts receivable                                                               (569,432)            (366,564)
       Inventories                                                                        263,520             (282,797)
       Prepaid expenses and other current assets                                           44,750              (63,964)
       Other assets                                                                        93,679              127,659
       Accounts payable and accrued expenses                                              520,410              271,230
       Deferred revenue                                                                   385,000                    -
-------------------------------------------------------------------------------------------------------------------------
         Net cash used in operating activities                                         (4,770,088)          (6,172,909)
-------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Purchases of property and equipment                                                   (147,217)            (192,122)
   Acquisition of BJR                                                                     (50,000)                   -
   Purchase of other assets                                                                     -              (34,368)
-------------------------------------------------------------------------------------------------------------------------

         Net cash used in investing activities                                           (197,217)            (226,490)
-------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Net repayments of short-term debt                                                      (57,843)                   -
   Repayments of notes payable and long-term debt                                        (106,958)            (308,733)
   Sales of preferred stock, common stock and warrants                                  5,211,398            2,966,936
   Exercise of stock options and warrants                                                  76,576            2,947,152
   Collection of subscription receivable                                                    7,228              595,599
-------------------------------------------------------------------------------------------------------------------------

         Net cash provided by financing activities                                      5,130,401            6,200,954
-------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                      163,096             (198,445)

Cash and cash equivalents, beginning of year                                               82,313              280,758
-------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                                              $     245,409         $     82,313
-------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                          Avitar, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows
                                   (Concluded)


Years ended September 30,                                                                    2001                 2000
-------------------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
   Cash paid during the year for:
     Interest                                                                       $      40,875         $     78,844
     Taxes                                                                          $           -         $      2,303

Supplemental schedule of noncash investing and financing activities:

   During 2001, 47,709 shares of Series B preferred stock were converted into 477,094 shares of common stock.

   During 2001, 47,923 shares of Series B preferred stock were issued as payment of a preferred stock dividend of $371,527.

   During 2001,  the Company  acquired all the  outstanding  capital stock of
    BJR Security, Inc. as follows:
     Fair value of assets acquired                                                  $      58,929         $          -
     Liabilities assumed                                                                  (41,843)                   -
     Common stock issued                                                                 (250,000)                   -
     Goodwill                                                                             282,914                    -
                                                                                    --------------        ---------------

     Cash paid for acquisition                                                      $      50,000         $          -
                                                                                    ==============        ==============
   During 2000, 121,050 shares of Series B preferred stock were converted into 1,210,500 shares of common stock.

   During 2000, 12,764 shares of Series B preferred stock were issued as payment of a preferred stock dividend of $383,290.

See accompanying notes to consolidated financial statements.

                          Avitar, Inc. and Subsidiaries


                   Notes to Consolidated Financial Statements



1. Description of Business and Basis Of Presentation

Avitar, Inc. ("Avitar" or the "Company") through its wholly-owned subsidiaries, Avitar Technologies, Inc. ("ATI"), United States Drug Testing Laboratories, Inc. ("USDTL") and BJR Security, Inc. ("BJR") designs, develops, manufactures and markets diagnostic test and medical products, and provides diagnostic test and contraband detection services. Avitar sells its products and services to large medical supply companies, employers, diagnostic test distributors, governmental agencies, schools The Company's consolidated financial statements have been presented on the basis that and corporations. The Company operates in one reportable segment. it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations and has a working capital deficit of $958,293 as of September 30, 2001. The Company raised net proceeds aggregating approximately $5,288,000 during the year ended September 30, 2001 from the sale of stock and exercise of options and warrants. The Company is attempting to obtain additional equity financing (see Note 14). Based upon cash flow projections, the Company believes the anticipated cash flow from operations and expected net proceeds from future equity financings will be sufficient to finance the Company's operating needs until the operations achieve profitability. There can be no assurances that forecasted results will be achieved or that additional financing will be obtained. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The results of BJR are included from March 1, 2001, the effective date of its acquisition as described in Note 3. All significant intercompany balances and transactions have been eliminated.

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

Property and Equipment

Property and equipment (including equipment under capital leases) is recorded at cost at the date of acquisition. Depreciation is computed using the straight-line method over the estimated useful lives of the assets (three to seven years). Leasehold improvements are amortized over the shorter of their estimated useful life or lease term. Expenditures for repairs and maintenance are expensed as incurred.




Goodwill

Goodwill resulting from the excess of cost over fair value of net assets acquired is being amortized on a straight-line basis over 10 years. The Company evaluates the recoverability and remaining life of its goodwill and determines whether the goodwill should be completely or partially written-off or the amortization period accelerated. The Company will recognize an impairment of goodwill if undiscounted estimated future operating cash flows of the acquired business are determined to be less than the carrying amount of the goodwill. If the Company determines that the goodwill has been impaired, the measurement of the impairment will be equal to the excess of the carrying amount of the goodwill over the amount of the estimated future operating cash flows. If an impairment of goodwill were to occur, the Company would reflect the impairment through a reduction in the carrying value of goodwill.

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

Advertising

The Company expenses advertising costs as incurred. Advertising expense was approximately $152,000 and $628,000 in fiscal 2001 and 2000, respectively.

New Accounting Pronouncements

In November 2000, the FASB Emerging Issues Task Force ("EITF") issued a consensus that requires the remeasurement of original issue discount on preferred stock with characteristics similar to the convertible preferred stock issued by the Company during fiscal years 2000 and 1999. The Company completed a review of the impact in the financial statements of adopting this EITF and recorded an increase to the original issue discount of $1,078,000 in the first quarter of fiscal 2001. The Company also recorded an original issue discount of $485,000 for shares of Series D preferred stock issued in February 2001.

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, "Business Combinations" (SFAS 141), and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if they meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. It also requires the Company to complete a transitional goodwill impairment test by six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

The Company's previous business combinations were accounted for using the purchase methods. All future business combinations will be accounted for under the purchase method, which may result in the recognition of goodwill and other intangible assets, some of which may subsequently be charged to operations, either by amortization or impairment charges. For purchase business combinations completed prior to June 30, 2001, the net carrying amount of goodwill was $2,449,547 and other intangible assets was $98,820 as of September 30, 2001. Amortization expense during the year ended September 30, 2001 was $298,200. The Company is assessing but has not yet determined how the adoption of SFAS No. 141 and SFAS 142 will affect its future financial position and results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of," and APB Opinion No.30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the Disposal of a Segment of a Business." SFAS No. 144 becomes effective for the fiscal years beginning after December 15, 2001. The Company expects to adopt SFAS No. 144 in the first quarter of fiscal 2003 and is currently reviewing the effects of adopting SFAS No. 144 on its financial position and results of operations.

3.     Acquisition

On March 1, 2001 the Company acquired all the outstanding capital stock of BJR in exchange for cash of $50,000 and approximately 221,000 shares of common stock of Avitar which were valued at $250,000 using quoted market prices at the date of acquisition. The amount of consideration was determined by arm's length negotiation between Avitar and the majority stockholder of BJR, taking into account the revenues and prospects for BJR. The acquisition was recorded using the purchase method of accounting whereby the excess purchase price over the fair value of the assets acquired resulted in goodwill of approximately $283,000 which is being amortized over 10 years. BJR is engaged in the business of providing contraband detection and education services.

The consolidated statements of operations and cash flows for the year ended September 30, 2001 include the results of operations and cash flows of BJR from March 1, 2001 through September 30, 2001.

The results of operations for the year ended September 30, 2001 include revenue of $240,000 and a net loss related to the acquired BJR business of approximately $89,000, respectively. Pro forma results have not been included as the impact would not be material.









4. Accounts Receivable


In the ordinary course of business, the Company will factor certain receivables with a financial services organization at full recourse against the Company. The Company pays an administration fee of .25% of each purchased receivable and 2% per month of the average daily account balance outstanding. Interest expense charged to operations amounted to approximately $13,300 and $34,000 during the years ended September 30, 2001 and 2000, respectively, related to the factored receivables. At September 30, 2001, receivables totaling approximately $123,600 were factored.


5.     Inventories

Inventories consist of the following:

September 30,                                                          2001
-------------------------------------------------------------------------------

Raw materials                                                    $   145,562
Work-in-process                                                       43,742
Finished goods                                                        55,054
-------------------------------------------------------------------------------

                                                                 $   244,358
-------------------------------------------------------------------------------



6.     Property and Equipment

Property and equipment consists of the following:

September 30,                                                          2001
-------------------------------------------------------------------------------

Equipment                                                      $   1,017,792
Furniture and fixtures                                               218,978
Leasehold improvements                                                51,540
Construction in progress                                              53,289
-------------------------------------------------------------------------------

                                                                   1,341,599

Less: accumulated depreciation
  and amortization                                                   886,845
-------------------------------------------------------------------------------

                                                               $     454,754
-------------------------------------------------------------------------------

At September 30, 2001, the cost of equipment under capital leases was $188,296 and the related accumulated amortization was $89,329.


7.     Other Assets

Other assets consist of the following:

 September 30,                                                        2001
 ------------------------------------------------------------------------------

 Patents and licenses                                            $   177,554
 Deposits                                                              8,740
 Other                                                                40,996
 ------------------------------------------------------------------------------

                                                                     227,290

 Less accumulated amortization                                        78,734
 ------------------------------------------------------------------------------

 Other assets, net                                               $   148,556
 ------------------------------------------------------------------------------


8.     Short-Term Debt

Short-term debt consists of the following:

 September 30,                                                            2001
 -------------------------------------------------------------------------------

 Notes  payable  to  individuals,  interest  at 24%,  interest  and
    principal  payable  at  maturity  of  notes,   $50,000  due  in
    December 2001 and $100,000 due in June 2002.                        $150,000

 Note payable to insurance  company,  interest at 7.5%,  payable in
    monthly   installments  of   approximately   $6,217   including
    interest, through May 2002.                                           35,591

 Note payable to insurance company,  interest at 10.75%, payable in
    monthly   installments  of  approximately   $1,883,   including
    interest, through October 2001.                                        1,883

 Note payable to  insurance  company,  interest at 10%,  payable in
    monthly   installments  of   approximately   $3,932   including
    interest, through November 2001.                                       7,863

 Funds advanced from various related parties, interest at 10%.            32,063
 -------------------------------------------------------------------------------

                                                                     $   227,400
 -------------------------------------------------------------------------------

 9.    Long-Term Debt

Long-term debt consists of the following:

September 30,                                                             2001
--------------------------------------------------------------------------------

Note payable to bank maturing  February 5,  2002,  interest
   at 8.00%,  payable  in monthly  installments  of $3,138,
   including  interest,  collateralized by general business
   assets  of  USDTL  and  personal  residence  of  USDTL's
   former owner.                                                         $15,627

Note  payable to bank  maturing  June,  2002,  interest  at
   11.00%,  payable  in  monthly  installments  of  $1,981,
   including  interest,  collateralized  by specific  fixed
   assets of BJR and  personal  guarantee  of BJR's  former
   owner.                                                                 16,641

Note  payable to bank  maturing  March  2003,  interest  at
   5.9%,   payable   in  monthly   installments   of  $390,
   including  interest,  collateralized  by specific  fixed
   assets of BJR and  personal  guarantee  of BJR's  former
   owner.                                                                 10,561
--------------------------------------------------------------------------------
                                                                          42,829

Less current maturities                                                   37,229
--------------------------------------------------------------------------------

Long-term debt                                                        $    5,600
--------------------------------------------------------------------------------

Maturities of long-term debt are as follows:

September 30,                                                             Amount
--------------------------------------------------------------------------------

2002                                                                  $   37,229
--------------------------------------------------------------------------------
2003                                                                       5,600

                                                                      $   42,829
--------------------------------------------------------------------------------


10. Commitments and Contingencies

Leases

ATI, USDTL and BJR lease office space under noncancelable operating leases which expire at various dates through 2005. Certain additional costs are incurred in connection with the leases and the leases may be renewed for additional periods. ATI leases certain equipment under capital leases.

Rental expense under all operating leases charged to operations for the years ended September 30, 2001 and 2000 totaled approximately $624,000 and $498,000, respectively.

Future minimum rentals are as follows:
-------------------------------------------------------------------------------

                                                  Capital           Operating
-------------------------------------------------------------------------------

2002                                            $  48,538            $644,268
2003                                                8,722             646,862
2004                                                4,228             633,576
2005                                                  384             287,870
-------------------------------------------------------------------------------

Total minimum lease payments                    $  61,872          $2,212,576

Less amount representing interest                   1,979
----------------------------------------------------------

Present value of net minimum
  lease payments                                   59,893

Less current portion                               44,293
----------------------------------------------------------

Long-term portion                               $  15,600
----------------------------------------------------------

Employment Agreements

The Company entered into employment agreements with its two principal executives, which payments there under were subsequently assigned to an affiliate. The agreements provide for annual compensation aggregating $380,000 per year, plus cost-of-living increases and bonuses based upon pre-tax income, as defined or other net income objectives established by the Board of Directors. In the event of a change in control of the Company, the two executives may be entitled to receive up to two times their annual salary plus the most recent annual bonus. The agreements renew automatically on an annual basis and may be terminated upon 60 days written notice by either party. Expenses under these agreements totaled approximately $380,000 and $335,000 in 2001 and 2000, respectively.

In July 1999, the Company entered into employment agreements with two executives of USDTL. The agreements provide for annual compensation aggregating $226,000 per year, plus cost-of-living increases and bonuses or commissions, as defined. The agreements terminate on July 1, 2004. Expenses under these agreements totaled approximately $232,000 and $226,000 in 2001 and 2000, respectively.


Retirement Plan

In February 1998, the Company adopted a defined contribution retirement plan which qualifies under Section 401(k) of the Internal Revenue Code, covering substantially all employees. Participant contributions are made as defined in the Plan agreement. Employer contributions are made at the discretion of the Company. No Company contributions were made in 2001 and 2000.


11.    Stockholders' Equity

       Preferred Stock

Preferred stock shares outstanding consist of the following;

  September 30,                                                         2001
  -----------------------------------------------------------------------------

  Series A                                                             53,548
  Series B                                                          1,563,475
  Series C                                                            445,334
  Series D                                                            141,333
  -----------------------------------------------------------------------------

  Total                                                             2,203,690
  -----------------------------------------------------------------------------


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

The 1,563,475 shares of Series B convertible preferred stock issued and outstanding entitle the holder of each share to: convert it, at any time, at the option of the holder, into ten shares of common stock subject to antidilution provisions and receive dividends amounting to an annual 8% cash dividend or 10% stock dividend payable in shares of Series B preferred stock computed on the amount invested, at the discretion of the Company. After one year from the date of issuance, the Company may redeem, in whole or in part, the outstanding shares at the offering price in the event that the average closing price of ten shares of the Company's common stock shall equal or exceed 300% of the offering price for any 20 consecutive trading days prior to the notice of redemption; and liquidating distributions of an amount per share equal to the offering price. In connection with the Series B preferred stock issuances in 1999, $60,641 of subscription receivables remain outstanding as of September 30, 2001. Undeclared and unpaid dividends amounted to $268,341 and $256,312 at September 30, 2001 and 2000, respectively.

The 445,334 shares of Series C convertible preferred stock issued and outstanding entitle the holder of each share, on each anniversary date of the investment, to convert into the number of shares of common stock derived by dividing the purchase price paid for each share of the preferred stock by the average price of the Company's common stock for the five trading days prior to conversion subject to antidilution provisions and receive royalties of 5% of revenues related to disease diagnostic testing from the preceding fiscal year. There were no royalties earned for the years ended September 30, 2001 and 2000. After one year from the date of investments the Company may redeem in whole or in part, into the number of common shares derived by dividing the redemption price, as defined, by the average closing price of the Company's common stock for the five trading days prior to the redemption date, and liquidating distributions of an amount per share equal to the amount of unpaid royalties due to the holder in the event of liquidation.

The 141,333 shares of Series D convertible preferred stock issued and outstanding entitle the holder of each share to convert it, at any time, at the option of the holder, into ten shares of common stock subject to antidilution provisions. After one year from the date of issuance, the Company may redeem, in whole or in part, the outstanding shares at the offering price in the event that the average closing price of ten shares of the Company's common stock shall equal or exceed 300% of the offering price for any 20 consecutive trading days prior to the notice of redemption; and liquidating distributions of an amount per share equal to the offering price. The shares of the Series D convertible preferred stock were issued with a conversion price below the common stock's quoted value, and as a result, an original issue discount of $485,000 was recorded and included in the earnings per share calculation for the year ended September 30, 2001.


Common Stock Purchase Warrants

The Company has outstanding warrants entitling the holders to purchase one share of common stock at the applicable exercise price. During fiscal 2001, no warrants were exercised and warrants covering 2,050,000 shares were cancelled or expired. During fiscal 2000, warrants were exercised for 4,704,793 shares and warrants covering 1,251,807 shares were cancelled or expired. In fiscal 2001 and 2000, warrants covering 8,925,465 and 450,334 shares were issued, respectively, primarily in connection with common stock and preferred stock issuances. The value of the warrants issued in connection with preferred stock sales amounted to $575,000 and $468,939 for fiscal 2001 and 2000, respectively. These amounts are recorded and included in the earnings per share calculation. The following is a summary of shares issuable upon the exercise of warrants (all of which are exercisable) at September 30, 2001.

                                                              Exercise             Shares          Expiration
                                                               Price              Issuable            Date
----------------------------------------------------------------------------------------------------------------------------

Warrants issued to consultant for services provided           $.25                100,000          2001 - 2003

Warrants issued in connection with preferred
  stock issuance in 1999                                      $.225-$.54          750,000          2001

Warrants issued in connection with services in 1999           $.26 -$.75          274,400          2003 - 2004

Warrants issued in connection with repaid
   notes payable                                              $.28                400,000          2003

Warrants issued in connection with preferred
  stock issuance in 2000                                      $2.45-$6.05         450,334          2002 - 2003

Warrants issued in connection with preferred
  stock issuance in 2001                                      $1.13             1,413,330          2004

Warrants issued in connection with common
  stock issuance in 2001                                      $.68-$1.64        6,894,661          2003-2004

Warrants issued in connection with loans made
  in 2001                                                     $.70                  7,500          2004

Warrants issued in connection with services in 2001           $.68-$2.26          609,974          2004 - 2006


Stock Options

The Company has stock option plans providing for the granting of incentive stock options for up to 750,000 shares of common stock to certain employees to purchase common stock at not less than 100% of the fair market value on the date of grant. Each option granted under the plan may be exercised only during the continuance of the optionee's employment with the Company or during certain additional periods following the death or termination of the optionee. Options granted before fiscal 1999 under the Plan, vest after the completion of two years of continuous service to the Company or at a rate of 50% per year. Beginning fiscal 1999 options granted vest at a rate of 20% per year.

During fiscal 1995, the Company adopted a directors' plan, (the "Directors' Plan"). Under the Directors' Plan, each nonmanagement director is to be granted options covering 5,000 shares of common stock initially upon election to the Board, and each year in which he/she is selected to serve as a director. In fiscal 2000, 45,000 options were granted to directors under the Directors' Plan to cover required grants for fiscal 2000, 1999 and 1998. In fiscal 2001, the Company adopted a compensation plan for outside directors that provides for each nonmanagement director to receive options covering 100,000 shares of common stock upon initial election to the Board and to receive annual grants of 30,000 shares of common stock at the fair market value on the date of grant which vest over three years. During fiscal 2001, options covering 182,500 shares of common stock were granted to outside directors to cover the requirements of this new compensation plan and options covering 15,000 shares of common stock were granted under the Directors' Plan.


During fiscal 2001 and 2000, 2,840,000 and 2,842,000 options, respectively, were granted primarily to employees and directors of the Company with exercise prices equal to the stock's fair value on the issue date. Of the options issued in fiscal 2001, 2,471,500 were granted outside of the Company's established plans to management with half of these options beginning to vest on the anniversary date of the grant at a rate of 20% per year and half of these options vesting the earlier of 9 1/2 years from grant date, retirement of optionee who has attained 65 years of age, or attainment of certain performance objectives. During fiscal 2001, 759,200 options held by employees of the Company were cancelled or expired and 285,000 options held by employees were exercised.

A summary of option transactions is as follows:

                                          Shares                   Price
--------------------------------------------------------------------------

Outstanding at September 30, 1999       7,455,873           $ .20 -$  7.38

Cancelled/expired                      (1,012,800)            .20 -   1.36
Exercised                                (136,725)            .20 -    .59
Granted                                 2,842,000             .17 -   3.19
----------------------------------------------------------------------------

Outstanding at September 30, 2000       9,148,348             .17 -   7.38

Cancelled/expired                        (759,200)            .20 -   1.36
Exercised                                (285,000)            .20 -    .35
Granted                                 2,840,000             .66 -   1.25
--------------------------------------------------------------------------

Outstanding at September 30, 2001      10,944,148            $.17 -$  7.38
--------------------------------------------------------------------------

The following tables summarize information about stock options outstanding and exercisable at September 30, 2001:

                                              Options Outstanding
                                                     Weighted-
                                 Number               Average          Weighted-
          Range of           Outstanding at          Remaining          Average
          Exercise            September 30,         Contractual        Exercise
           Prices                 2001             Life (years)          Price
--------------------------------------------------------------------------------

      $    0-   $  0.20            147,300               5.3            $  0.20
        0.25-      0.28          1,050,000               4.8               0.25
        0.35-      0.59          3,467,848               7.3               0.35
        0.66-      0.95          1,260,000               9.8               0.84
        1.16-      1.36          2,450,000               9.0               1.25
        1.71-      2.24            563,000               7.9               2.22
        2.38-      3.19          1,986,000               8.6               2.74
             7.38                   20,000               0.9               7.38
--------------------------------------------------------------------------------
      $ 0.17-   $  7.38         10,944,148              7.94            $  1.14
--------------------------------------------------------------------------------

                                              Options Exercisable
                                                     Weighted-
                                 Number               Average          Weighted-
           Range of          Outstanding at          Remaining          Average
           Exercise           September 30,         Contractual        Exercise
            Prices                2001             Life (years)          Price
--------------------------------------------------------------------------------

      $    0-   $  0.20            147,300               5.3            $  0.20
        0.25-      0.28            950,000               4.6               0.25
        0.35-      0.59          1,040,408               7.2               0.35
        0.66-      0.95             15,000               9.5               0.78
        1.16-      1.36            190,000               7.6               1.33
        1.71-      2.24            120,000               7.9               2.22
        2.38-      3.19            224,200               8.6               2.78
             7.38                   20,000               0.9               7.38
--------------------------------------------------------------------------------
      $ 0.17-   $  7.38          2,706,908              6.33            $  0.71
--------------------------------------------------------------------------------



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

Years ended September 30,                         2001                2000
--------------------------------------------------------------------------------

Net loss              As reported          $   (6,088,976)     $   (6,360,783)
                      Pro forma            $   (7,198,264)     $   (7,011,127)

Loss per share        As reported          $         (.26)     $        (.26)
                      Pro forma            $         (.30)     $        (.29)

In determining the pro forma amounts above, the Company estimated the fair value of each option granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2001 and 2000: dividend yield of 0% for both years and expected volatility of 81.59% for 2001 and 80.48% for 2000, risk free rates ranging from 3.87% to 5.39% for 2001 and 5.57% to 6.75% for 2000, and expected lives of 5-9 years for 2001 and 2000.

The weighted average fair value of options granted in fiscal 2001 and 2000 was $0.69 and $2.19, respectively.


Earnings Per Share

 The following data show the amounts used in computing earnings per share:

 September 30,                                       2001                2000
 -------------------------------------------------------------------------------

 Net loss                                    $   (6,088,976)     $   (6,360,783)
 Less:
 Preferred stock dividends                         (383,756)           (374,379)
 Value of warrants issued in
   connection with Series D preferred
   stock sales                                     (575,000)                  -
 Original issue discount on Series D preferred
    stock sales                                    (485,000)                  -
 Value of warrants in connection with
   Series C preferred stock sales                         -            (468,939)
 Cumulative effect of accounting changes
   for remeasurement of original issue discount
   on preferred stock sales                      (1,078,205)                  -
 Value of warrant extensions                              -             (62,250)
 -------------------------------------------------------------------------------

 Loss available to common stockholders
   used in basic and diluted EPS             $   (8,610,937)     $   (7,266,351)
 -------------------------------------------------------------------------------

 Weighted average number of common
   shares outstanding                            32,553,839          27,565,388
--------------------------------------------------------------------------------


The  following  table   summarizes   securities  that  were  outstanding  as  of
September 30, 2001 and 2000, but not included in the calculation of diluted net loss per share because such shares are antidilutive:

September 30,                                         2001              2000
-------------------------------------------------------------------------------

Stock options                                    10,944,148           9,148,348
Convertible preferred stock                      20,094,419          16,627,984
Stock warrants                                   10,900,199           4,024,734


12.    Income Taxes

No provision for Federal income taxes has been made for the years ended September 30, 2001 and 2000, due to the Company's operating losses. At September 30, 2001, the Company has unused net operating loss carryforwards of approximately $36,400,000 including approximately $11,000,000 acquired from ATI which expire at various dates through 2021. Most of this amount is subject to annual limitations due to various "changes in ownership" that have occurred over the past few years. Accordingly, most of the net operating loss carryforwards will not be available to use in the future.

As of September 30, 2001 and 2000, the deferred tax assets related to the net operating loss carryforwards have been fully offset by valuation allowances, since the utilization of such amounts is uncertain.




13.    Major Customers and Suppliers


Customers in excess of 10% of total sales are:

 Years ended September 30,                            2001                2000
 -------------------------------------------------------------------------------

 Customer A                                      $  704,000         $   628,000
 Customer B                                      $  766,000         $         -


At  September 30,   2001,  accounts  receivable  from  major  customers  totaled approximately $814,000.

The Company's current suppliers of certain key material components are the only vendors that meet the Company's specifications for such components. The loss of these suppliers could have a material adverse effect on the Company.


14.    Subsequent Events

Subsequent to year end, the Company received proceeds amounting to approximately $670,000 in connection with the sale of 936,158 shares of common stock.