Form 10QSB
period 2001-12-31
AVITAR INC /DE/
filed 2002-02-14
CIK 814008

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2001.

[ ]  Transition  report  pursuant to Section 13 or 15(d) of the Exchange act for
the   transition   period   from _____ to _________

Commission File Number:    0-20316
                       --------------
                                  Avitar, Inc.
--------------------------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

Delaware                                            06-1174053
------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


65 Dan Road, Canton, Massachusetts                                  02021
-------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

                                 (781) 821-2440
 -----------------------------------------------------------------------------
                          (Issuer's telephone number)


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

COMMON STOCK: 42,097,150 AS OF FEBRUARY 8, 2001

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

                          PART I FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

                          Avitar, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                               December 31, 2001
                                   (Unaudited)
------------------------------------------------------------------------------
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                       $  587,635
     Accounts receivable                                              1,182,497
     Inventories                                                        441,078
     Prepaid expenses and other                                         113,711
                                                                   -------------
          Total current assets                                        2,324,921

PROPERTY AND EQUIPMENT, net                                             438,020
GOODWILL, net                                                         2,372,049
OTHER ASSETS                                                            138,964
                                                                   -------------
          Total                                                     $ 5,273,954
                                                                   =============

                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes payable                                                    $ 206,866
     Accounts payable                                                 1,722,123
     Accrued expenses                                                   849,942
     Deferred revenue                                                    32,898
     Current portion of long-term debt                                   56,588
                                                                   -------------
          Total current liabilities                                   2,868,417

LONG TERM DEBT, LESS CURRENT PORTION                                     15,828
                                                                   -------------
          Total liabilities                                           2,884,245
                                                                   -------------

COMMITMENTS

STOCKHOLDERS' EQUITY:
     Series A, B, C and D convertible preferred stock,
       $.01 par value; authorized 5,000,000 shares;
       1,978,528 shares issued and outstanding                           19,785
     Common Stock, $.01 par value; authorized
       100,000,000 shares; 40,071,876 shares issued
       and outstanding                                                  400,719
     Additional paid-in capital                                      40,014,002
     Accumulated deficit                                            (37,984,156)
                                                                   -------------
                                                                      2,450,350
     Less preferred stock subscription receivable                       (60,641)
                                                                   -------------
          Total stockholders' equity                                  2,389,709
                                                                   -------------
          Total                                                     $ 5,273,954
                                                                   =============

          See accompanying notes to consolidated financial statements.

                          Avitar, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                   THREE MONTHS ENDED DECEMBER 31,
                                                                                -----------------------------------------
                                                                                    2001                         2000
                                                                                -------------               -------------

SALES                                                                            $ 3,242,414                 $ 1,169,336
                                                                                -------------               -------------

OPERATING EXPENSES
     Cost of sales                                                                 1,637,841                     884,218
     Selling, general and administrative                                           1,508,918                   1,379,999
     Research and development                                                        392,155                     434,713
     Amortization of goodwill                                                         77,498                      70,424
                                                                                -------------               -------------
          Total operating expenses                                                 3,616,412                   2,769,354
                                                                                -------------               -------------

LOSS FROM OPERATIONS                                                                (373,998)                 (1,600,018)
                                                                                -------------               -------------

OTHER INCOME (EXPENSE)
     Interest income                                                                       -                         146
     Interest expense and financing costs                                            (20,575)                     (9,933)
     Other income (expense)                                                           16,167                        (712)
                                                                                -------------               -------------
          Total other expense                                                         (4,408)                    (10,499)
                                                                                -------------               -------------

NET LOSS                                                                          $ (378,406)               $ (1,610,517)
                                                                                =============               =============

BASIC AND DILUTED NET LOSS PER SHARE (Note 5):
     Loss per share before cumulative effect of accounting change                    $ (0.01)                    $ (0.06)
     Cumulative effect of accounting change                                                -                       (0.03)
                                                                                -------------               -------------
     Net loss per share                                                              $ (0.01)                    $ (0.09)
                                                                                =============               =============

WEIGHTED AVERAGE
     NUMBER OF COMMON SHARES OUTSTANDING                                          38,769,464                  30,934,411
                                                                                =============               =============

          See accompanying notes to consolidated financial statements.

                          Avitar, Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Equity
                      Three Months Ended December 31, 2001
                                   (Unaudited)

                                                                                                               Preferred
                                          Preferred Stock         Common Stock                                   Stock
                                        .....................  ....................
                                                                               Additional            Accumulated       Subscription
                                         Shares      Amount     Shares     Amount   paid-in capital    deficit          Receivable
---------------------------------     ------------  ---------  ---------- --------- ---------------   -----------       ----------

Balance at September 30, 2001           2,203,690    $22,036   36,564,342  $365,643  $39,338,443     ($37,592,117)      ($60,641)

Sale of common stock and warrants               -          -     974,390      9,744      651,257                -              -

Exercise of stock options and warrants          -          -     464,664      4,647       29,103                -              -

Conversion of Series B and Series C
 preferred stock into common stoc(        226,557)    (2,265)  2,068,480     20,685      (18,420)               -              -

Payment of preferred stock dividend,
  Series B preferred stock                  1,395         14           -          -       13,619          (13,633)             -

Net loss                                        -          -           -          -            -         (378,406)             -
-----------------------------------     ----------  ---------  ----------  --------- ------------      -----------      ----------

Balance at December 31, 2001            1,978,528    $19,785   40,071,876  $400,719  $40,014,002     ($37,984,156)      ($60,641)
-----------------------------------     ----------  ---------  ----------  --------- ------------      -----------      ----------

          See accompanying notes to consolidated financial statements.

                          Avitar, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                     THREE MONTHS ENDED DECEMBER 31,
                                                                       2001                2000
                                                                  --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                           ($378,406)        ($1,610,517)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization                                      47,020              38,336
    Amortization of goodwill                                           77,498              70,424
    Gain from sale of equity investment                               (13,391)
    Changes in operating assets and liabilities:
     Accounts receivable                                              134,261             (38,722)
     Inventories                                                     (196,720)            222,123
     Prepaid expenses and other current assets                         46,611              49,535
     Other assets                                                       9,592              97,550
     Accounts payable and accrued expenses                            305,847             108,458
     Deferred revenue                                                (352,102)                  -
                                                                  -------------      --------------
          Net cash used in operating activities                      (319,790)         (1,062,813)
                                                                  -------------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchases of property and equipment                                  (41,286)            (12,527)
 Proceeds from sale of equity investment                               24,391                   -

                                                                   ------------      --------------

           Net cash used in investing activities                      (16,895)            (12,527)
                                                                   ------------      --------------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Repayment of notes payable and long-term debt                        (50,840)           (21,777)
 Sales of common stock, preferred stock and warrants                  661,001           1,034,700
 Stock subscription receivable                                         35,000              42,228
 Exercise of stock options and warrants                                33,750                   -
                                                                   ------------      -------------

          Net cash provided by financing activities                   678,911           1,055,151
                                                                   ------------      -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  342,226             (20,189)

CASH AND CASH EQUIVALENTS, beginning of the period                    245,409              82,313
                                                                   ------------      -------------

CASH AND CASH EQUIVALENTS, end of the period                         $587,635             $62,124
                                                                   ============      =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during period:
   Income taxes                                                       $ 5,308             $     -
   Interest                                                           $ 7,302             $ 9,759


          See accompanying notes to consolidated financial statements.

                          AVITAR, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
================================================================================

1.   BASIS OF PRESENTATION

     Avitar, Inc. ("Avitar" or the "Company"), through its wholly-owned subsidiaries, Avitar Technologies Inc. ("ATI"), United States Drug Testing Laboratories, Inc. ("USDTL") and BJR Security, Inc. designs, develops, manufactures, markets and provides diagnostic test products and services as well as contraband detection and education services. Avitar sells these products and services to large medical supply companies, employers, diagnostic distributors, schools and governmental agencies. During Fiscal Year 2001 and the first quarter of Fiscal Year 2002, the Company continued the development and marketing of ORALscreen(TM), innovative point of care oral fluid drugs of abuse tests that use the Company's foam as the means for collecting the oral fluid sample.

     The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-QSB and Regulation S-B (including Item 310(b) thereof). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2001 are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 2002. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended September 30, 2001.

     The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations and has a working capital deficit as of December 31, 2001 of $543,496. The Company raised net proceeds aggregating approximately $5,288,000 during fiscal year ended September 30, 2001 from the sale of stock and the exercise of options and warrants. During the three months ended December 31, 2001, the Company raised approximately $695,000 from the sale of common stock and warrants and the exercise of options and warrants. Based upon cash flow projections, the Company believes the anticipated cash flow from operations and proceeds from future equity financings will be sufficient to finance the Company's operating needs until the operations achieve profitability. There can be no assurances that forecasted results will be achieved or that additional financing will be obtained. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.






2.   INVENTORIES

At December 31, 2001, inventories consist of the following:

 Raw Materials                                          $131,521
 Work-in-Process                                          83,712
 Finished Goods                                          225,845
                                                       ---------
    Total                                               $441,078
                                                        ========

3.   MAJOR CUSTOMERS

 Customers in excess of 10% of total sales are:

                                           Three Months Ended December 31,
                                           -------------------------------
                                              2001                  2000
                                           -----------         -------------

    Customer A                              $      *             $125,948
    Customer B                             1,590,820                    *

               *Customer was not in excess of 10% of total sales.

4.   COMMON AND PREFERRED STOCK

     During the quarter ended December 31, 2001, the Company sold 974,390 shares of the Company's common stock and received proceeds of approximately $ 661,000. In connection with the sale of the common stock, the Company issued to the holders of the common stock warrants to purchase 974,390 shares of the Company's common stock at exercise prices of $.68 to $1.60 per share which expire in three years. Also during the first quarter of Fiscal 2002, the Company received approximately $34,000 from the exercise of warrants to purchase 464,664 shares of the Company's common stock. For the three months ended December 31, 2001, holders of Series B and Series C convertible preferred stock converted 226,557 shares of preferred stock into 2,068,480 shares of the Company's common stock.

     Preferred stock dividends related to the Series B convertible preferred stock for the three months ended December 31, 2001 amounted to $13,633. As of December 31, 2001, the total amount of unpaid and undeclared dividends was $325,463.


5.  EARNINGS PER SHARE

The following data show the amounts used in computing earnings per share:

                                                     2001                2000
                                               --------------      -------------
  Net loss                                     $(   378,406)        $(1,610,517)
  Less:
    Preferred Stock Dividends                  (     93,616)       (     95,044)
                                               -------------       -------------


  Loss available to common
    stockholders  used in basic and
    diluted EPS before cumulative
    accounting change                          (    472,022)         (1,705,561)

  Cumulative effect of change in
     accounting for original discount
     related to prior years' preferred
     stock issuances                            (         -)         (1,078,205)
                                              --------------        ------------

  Net loss available to common
     Shareholders used in basic and
          diluted EPS                       $(      472,022)        $(2,783,766)
                                             ================     ==============

  Weighted average number of
     common shares outstanding                    38,769,464          30,934,411
                                             ================     ==============



6.  SUBSEQUENT EVENTS

     Since December 31, 2001 the Company sold 935,694 shares of the Company's common stock and received proceeds of approximately $636,000. In connection with the sale of the common stock, the Company issued to the holders of the common stock warrants to purchase 935,294 shares of the Company's common stock at exercise prices of $.85 per share which expire in 5 years. From January 1,2002 through February 8, 2002, holders of Series B and Series C convertible preferred stock converted 170,685 shares of preferred stock into 1,034,755 shares of the Company's common stock.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
---------------------------------------------------------------------------

     The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing elsewhere in this report.

RESULTS OF OPERATIONS

Revenues

     Sales for the three months ended December 31, 2001 increased $2,073,078 or approximately 177 %, to $3,242,414 from $1,169,336 for the corresponding period of the prior year. The change for the three months ended December 31, 2001 primarily reflects the increase in sales of its OralScreen(TM) products which included an increase in sales to one major customer of approximately $1,780,000.

Operating Expenses

     Cost of sales for the three months ended December 31, 2001 were approximately 51% of sales compared to the cost of sales of approximately 76% of sales for the three months ended December 31, 2000. The improvement for the first quarter of Fiscal 2002 is mainly the result of the increase in sales described above and the shift in the product mix to ORALscreen.

     Selling, general and administrative expenses for the three months ended December 31,2001 increased $ 128,919, or approximately 9%, to $1,508,918 from $1,379,999 for the corresponding period of the prior year. The increase for the three-month period ended December 31, 2001 continued to reflect the expanded sales, marketing and administrative efforts associated with the Company's OralScreen and HAIRscreen products and services and BJR's selling and general administrative expenses of approximately $64,000.

     Expenses for research and development for the three months ended December 31, 2001 amounted to $392,155 compared to $434,713 for the corresponding period of the prior year. The decrease of $42,558, or approximately 10%, primarily reflects some minor adjustments to the research and development process for the Company's OralScreen products.

     For the three months ended December 31, 2001, amortization of goodwill was $77,498 compared to $70,424 for the three months ended December 31, 2000. The increase is a result of the amortization of goodwill associated with the acquisition of BRJ which took place on March 1, 2001.

     Other Income and Expense

     No interest income was recorded for the quarter ended December 31, 2001 compared to $146 for the same period of the prior year. The decrease primarily reflects the reduction in interest earned on cash management accounts.

     Interest expense and financing costs were $20,575 for the three months ended December 31, 2001 compared to $9,933 incurred during the three months ended December 31, 2000. The increase resulted primarily from interest expense on accounts receivable financing and loans from private parties.

     For the three months ended December 31, 2001, other income amounted to $16,167 compared to other expense of $712 for the three months ended December 31, 2000. This change mainly reflects the income from the sale of a small equity investment held by the Company.

         Net Loss

     Primarily as a result of the factors described above, the Company had a net loss of $378,406 for the three months ended December 31, 2001, as compared to net loss of $1,610,517 for the three months ended December 31, 2000. The loss per share was $.01 per basic and diluted share for the three months ended December 31, 2001. The loss per share before the cumulative effect of the change in accounting included in the three months ended December 31 2000 was $.06 per basic and diluted share and the loss per share after the cumulative effect of the accounting change was $.09 per basic and diluted share for the three months ended December 31, 2000.

FINANCIAL CONDITION AND LIQUIDITY

     At December 31, 2001 and September 30, 2001 the Company had working capital deficiencies of $543,496 and $958,293, respectively, and cash and cash equivalents of $587,635 and $245,409 respectively. Net cash used in operating activities during the three months ended December 31, 2001 amounted to $319,790 resulting primarily from a net loss of $378,406, a gain from the sale on an equity investment, an increase in inventories of $196,720 and a decrease in deferred income of $352,102; partially offset by depreciation and amortization of $47,020, amortization of goodwill of $77,498, a decrease in accounts receivable of $134,261, a decrease in prepaid expenses and other current assets of $46,611, a decrease in other assets of $9,592 and increases in accounts payable and accrued expenses of $305,847. Net cash provided by financing and investing activities during the three months ended December 31, 2001 amounted to $662,016 which included proceeds from the sale of an equity investment of $24,391, proceeds from the sale of common stock and warrants of $661,001, a decrease in stock subscription receivable of $35,000 and proceeds from the exercise of warrants of $33,750; offset in part by the repayment of notes payable and long term debt of $50,840 and purchases of property and equipment of $41,286.

     Since October 2001, the Company received proceeds of approximately $1,297,000 from the sale of 1,909,684 shares of the Company's common stock and warrants to purchase 1,909,684 shares of the Company's common stock at exercise prices of $.68 -$1.60 per share for a period of three to five years. The Company plans to raise up to $10,000,000 from the sales of equity and/or debt securities. The Company plans to use the proceeds from these financings to provide working capital and capital equipment funding to operate the Company, to expand the Company's business, to further develop and enhance the ORALscreen and HAIRscreen drug screening systems and to pursue the development of in-vitro oral fluid diagnostic testing products. However, there can be no assurance that these financings will be achieved.

     For the balance of fiscal year 2002, the Company's cash requirements are expected to include primarily the funding of operating losses, the payment of outstanding accounts payable, the repayment of certain notes payable, the funding of operating capital to grow the Company's drugs of abuse testing products and services, and the continued funding for the development of in-vitro oral fluid diagnostic testing products.

     Operating revenues of the Company (exclusive of revenues from BJR) grew significantly in the first quarter of Fiscal 2002 and are expected to grow during the remainder of Fiscal 2002 as the Company expands its shipments of new and enhanced ORALscreen products and grows the business of USDTL and BJR. Based on current sales, expense and cash flow projections, the Company believes that the current level of cash and cash equivalents on hand and most importantly, a portion of the anticipated net proceeds from the financing mentioned above would be sufficient to fund operations until the Company achieves profitability. There can be no assurance that the Company will consummate the above-mentioned financing, or that any or all of the net proceeds sought thereby will be
obtained.  Once  the  Company  achieves  profitability,   the  longer-term  cash
requirements of the Company to fund operating activities, purchase capital equipment, expand the existing business and develop new products are expected to be met by the anticipated cash flow from operations and proceeds from the financings described above. However, because there can be no assurances that sales will materialize as forecasted, management will continue to closely monitor and attempt to control costs at the Company and will continue to actively seek the needed additional capital.

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


                            PART II OTHER INFORMATION



ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

     During the quarter ended December 31, 2001, the Company sold to private investors 974,390 shares of the Company's common stock and received cash proceeds of approximately $661,000. In connection with the sale of this common stock, the Company issued to the holders of the common stock warrants to purchase 974,390 shares of the Company's common stock at an exercise price of $.68 to $ 1.60 per share which expire in three years. The exemption for registration of these securities is based upon Section 4(2) of the Securities Act.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

       None


(b)      Reports on Form 8-K:

         None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  AVITAR, INC.
                                  (Registrant)




Dated:  February 14, 2002         /S/ Peter P. Phildius
                                  -----------------------------------
                                  Peter P. Phildius
                                  Chairman and Chief
                                  Executive Officer
                                  (Principal Executive Officer)



Dated:  February 14, 2002         /S/ J.C. Leatherman, Jr.
                                  ---------------------------
                                  J.C. Leatherman, Jr.
                                  Chief Financial Officer
                                  (Principal Accounting and
                                  Financial Officer)