Form 10QSB
period 2002-03-31
AVITAR INC /DE/
filed 2002-05-14
CIK 814008

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002.

[  ]  Transition report pursuant to Section 13 or 15(d) of the Exchange act for
the transition period from                 to
                           ---------------     -------------------------

Commission File Number:    0-20316
                        ------------
                                  Avitar, Inc.
-------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

Delaware                                                     06-1174053
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

65 Dan Road, Canton, Massachusetts                              02021
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

                            COMMON STOCK: 44,603,647
                               AS OF MAY 10, 2002

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

                          PART I FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

                          Avitar, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                      03/31
                                   (Unaudited)
--------------------------------------------------------------------------------

ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                             $930,383
Accounts receivable, net                                             1,191,623
  Inventories                                                          264,340
Prepaid expenses and other current assets                              158,787
                                                               ----------------
Total current assets                                                 2,545,133

PROPERTY AND EQUIPMENT, net                                            448,151
GOODWILL, net                                                        2,294,551
 OTHER ASSETS                                                          130,329
                                                               ----------------
 Total Assets                                                       $5,418,164
                                                               ================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable                                                         $221,424
Accounts payable                                                     1,380,588
Accrued expenses                                                       704,103
Current portion of long-term debt                                       37,359
                                                               ----------------
Total current liabilities                                            2,343,474

LONG TERM DEBT, LESS CURRENT PORTION                                    34,594
                                                               ----------------
Total liabilities                                                    2,378,068
                                                               ----------------

  COMMITMENTS

STOCKHOLDERS' EQUITY:
Series A, B, C and D convertible preferred stock,
 $.01 par value; authorized 5,000,000 shares;
 1,729,929 shares issued and outstanding                                17,299
Common Stock, $.01 par value; authorized 100,000,000
 shares; 44,603,647 shares issued and outstanding                      446,036
Additional paid-in capital                                          42,031,932
Accumulated deficit                                                (39,394,530)
                                                               ----------------
                                                                     3,100,737
Less preferred stock subscription receivable                           (60,641)
                                                               ----------------
Total stockholders' equity                                           3,040,096
                                                               ----------------
Total Liabilities and Stockholders' Equity                          $5,418,164
                                                               ================


See accompanying notes to consolidated financial statements.

                          Avitar, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                      THREE MONTHS ENDED MARCH 31,                  SIX MONTHS ENDED MARCH 31,
                                                -----------------------------------------------------------------------------------
                                                        2002                 2001                    2002               2001
                                                   ---------------       -------------       -----------------     ------------
SALES                                                 $2,231,119           $1,229,578              $5,473,533        $2,398,914
                                                   --------------        -------------       -----------------     -------------

OPERATING EXPENSES
Cost of sales                                          1,509,049              803,993               3,146,890         1,688,211
Selling, general and administrative expenses           1,599,040            1,433,364               3,107,958         2,813,363
Research and development expenses                        275,035              510,170                 667,190           944,883
Amortization of goodwill                                  77,498               73,424                 154,996           143,848
                                                   --------------       --------------          --------------     -------------

Total operating expenses                               3,460,622            2,820,951               7,077,034         5,590,305
                                                   --------------       --------------          --------------     -------------

LOSS FROM OPERATIONS                                  (1,229,503)          (1,591,373)             (1,603,501)       (3,191,391)
                                                   --------------       --------------          --------------     -------------

OTHER INCOME (EXPENSE)
Interest income                                                0                  587                       0               733
Interest expense and financing costs                     (19,218)             (15,642)                (39,793)          (25,575)
Other income (expense), net                                3,536               (1,212)                 19,703            (1,924)
                                                   --------------       --------------          --------------     -------------

Total other expense, net                                 (15,682)             (16,267)                (20,090)          (26,766)
                                                   --------------       --------------          --------------     -------------

     NET LOSS                                        $(1,245,185)         $(1,607,640)            $(1,623,591)      $(3,218,157)
                                                   ==============       ==============          ==============     =============

BASIC AND DILUTED NET LOSS PER SHARE (Note 5)             $(0.03)              ($0.09)                 ($0.04)           $(0.18)
                                                   ==============       ==============          ==============     =============

WEIGHTED AVERAGE
NUMBER OF COMMON SHARES OUTSTANDING                   42,638,768           32,266,751              40,706,019        31,543,808
                                                   ==============       ==============          ==============     =============

          See accompanying notes to consolidated financial statements.

                          Avitar, Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Equity
                         Six Months Ended March 31, 2002
                                   (Unaudited)

--------------------------------------------------------------------------------------------------------------------
                                                            Preferred Stock                    Common Stock
                                                        Shares          Amount            Shares         Amount
-----------------------------------------------------------------     ------------    -------------    -------------
Balance at September 30, 2001                         2,203,690          $22,036        36,564,342       $365,643

Issuance of common stock for services                                                       42,169            422

Sale of common stock and warrants                             0              0.0         1,909,684         19,097

Exercise of stock options and warrants                        0              0.0         2,319,734         23,197

Conversion of Series B, C and Series D
preferred stock into common stock                      (495,859)          (4,958)        3,767,718         37,677

Payment of preferred stock dividend, Series
B preferred stock                                        22,098              221                 0              0

     Net loss                                                 0                0                 0              0
----------------------------------------------------------------   --------------  ----------------  -------------

Balance at March 31, 2002                             1,729,929          $17,299        44,603,647       $446,036
----------------------------------------------------------------   --------------  ----------------  -------------

                          Avitar, Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Equity
                         Six Months Ended March 31, 2002
                                   (Unaudited)
                                  (continued)

-----------------------------------------------------------------------------------------------------------
                                                                                               Preferred
                                                                                                Stock
                                                         Additional         Accumulated      Subscription
                                                       paid-in capital          deficit        Receivable
-----------------------------------------------------------------------------------------  ----------------
Balance at September 30, 2001                            $39,338,443        ($37,592,117)         ($60,641)

Issuance of common stock for services                         26,478

Sale of common stock and warrants                          1,286,903                   0                 0

Exercise of stock options and warrants                     1,234,226                   0                 0

Conversion of Series B, C and Series D
preferred stock into common stock                            (32,719)                  0                 0

Payment of preferred stock dividend, Series
B preferred stock                                            178,601            (178,822)                0

     Net loss                                                      0          (1,623,591)                0
---------------------------------------------------------------------  ------------------  ----------------

Balance at March 31, 2002                                $42,031,932        ($39,394,530)         ($60,641)
---------------------------------------------------------------------  ------------------  ----------------


          See accompanying notes to consolidated financial statements.

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                          SIX MONTHS ENDED MARCH 31,
                                                                   ------------------------------------
                                                                           2002                2001
                                                                   ------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                                         $(1,623,591)           $(3,218,157)
Adjustments to reconcile net loss to
 net cash used in operating activities:
  Depreciation and amortization                                           107,729                 74,947
  Amortization of goodwill                                                154,996                143,848
  Gain from sale of equity investment and equipment                       (18,943)                     0
  Payment of common stock for services                                     26,900                      0
  Provision for losses on accounts receivable                              12,132                (62,875)
  Changes in operating assets and liabilities:
     Accounts receivable                                                  113,003                (89,079)
     Inventories                                                         (19,982)               192,522
     Prepaid expenses and other current assets                              1,535                (21,487)
     Other assets                                                          18,227                101,256
     Accounts payable and accrued expenses                               (181,558)                65,351
     Deferred revenue                                                    (385,000)                     0
                                                                       -----------           ------------
     Net cash used in operating activities                             (1,794,552)            (2,813,674)
                                                                       -----------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment                                      (114,043)               (31,599)
Acquisition of BJR Security, Inc.                                               0                (50,000)
Proceeds from sale of equity investment                                    24,391                      0
Proceeds from sale of equipment                                             7,500                      0
                                                                       -----------           -------------
     Net cash used in investing activities                                (82,152)               (81,599)
                                                                       -----------           -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Sales of common stock, preferred stock and warrants                     1,306,000              3,036,297
Exercise of warrants and stock options                                  1,257,423                 17,625
Stock subscription receivable                                              35,000                 42,228
Proceeds from (repayment of) notes payable and long-term debt             (36,745)                29,010

                                                                       -----------           ------------
     Net cash provided by financing activities                          2,561,678              3,125,160
                                                                      -----------            ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                 684,974                229,887

CASH AND CASH EQUIVALENTS, beginning of the period                        245,409                 82,313
                                                                       -----------           -------------

CASH AND CASH EQUIVALENTS, end of the period                             $930,383               $312,200
                                                                       ===========           =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period:
 Income taxes                                                              $5,308                     $0
     Interest                                                             $12,734                $21,331


          See accompanying notes to consolidated financial statements.

                          AVITAR, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
================================================================================

1.   BASIS OF PRESENTATION

          Avitar, Inc. ("Avitar" or the "Company"), through its wholly-owned subsidiaries, Avitar Technologies Inc. ("ATI"), United States Drug Testing Laboratories, Inc. ("USDTL") and BJR Security, Inc. designs, develops, manufactures, markets and provides diagnostic test products and services as well as contraband detection and education services. Avitar sells these products and services to large medical supply companies, employers, diagnostic distributors, schools and governmental agencies. During Fiscal Year 2001 and the first half of Fiscal Year 2002, the Company continued the development and marketing of ORALscreen(TM), innovative point of care oral fluid drugs of abuse tests that use the Company's foam as the means for collecting the oral fluid sample.

          The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting, the instructions to Form 10-QSB and Regulation S-B (including Item 310(b) thereof). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended March 31, 2002 are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 2002. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended September 30, 2001.

          The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations and has working capital of $201,659 as of March 31, 2002. The Company raised net proceeds aggregating approximately $5,288,000 during the fiscal year ended September 30, 2001 from the sale of stock and the exercise of options and warrants. During the six months ended March 31, 2002, the Company raised approximately $2,563,000 from the sale of stock and the exercise of options and warrants. Based upon cash flow projections, the Company believes the anticipated cash flow from operations and proceeds from future equity financings will be sufficient to finance the Company's operating needs until the operations achieve profitability. There can be no assurances that forecasted results will be achieved or that additional financing will be obtained. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.





2.   INVENTORIES

     At March 31, 2002, inventories consist of the following:

         Raw Materials                                          $159,583
         Work-in-Process                                          73,140
         Finished Goods                                           31,617
                                                              ----------
                  Total                                         $264,340
                                                                ========

3.   MAJOR CUSTOMERS

     Customers in excess of 10% of total sales are:

                       Three Months Ended March 31,         Six Months Ended March 31,
                      ---------------------------------   ------------------------------
                         2002            2001                2002             2001
                      -----------    -----------          ----------        ----------

    Customer A        $339,630         $184,051               *             $309,999
    Customer B             *            200,290         $1,977,910           200,290
    Customer C          250,000            *                 *               112,500
    Customer D             *               *                 *               106,310



                      * Customer was not in excess of 10% of total sales.


4.   COMMON STOCK, PREFERRED STOCK AND WARRANTS

          During the six-month period ended March 31, 2002, the Company received approximately $1,257,000 from the exercise of stock options and warrants to purchase 2,319,734 shares of the Company's common stock. In connection with the exercise of certain warrants, the Company issued to the holders warrants to purchase 1,750,070 shares of the Company's common stock at an exercise price of $.68 for a term of three years. Also during the six months ended March 31, 2002, the Company sold 1,909,684 shares of the Company's common stock and received proceeds of approximately $1,306,000. In connection with the sale of the common stock, the Company issued to the holders of the common stock warrants to purchase 1,909,684 shares of the Company's common stock at exercise prices of $.68 to $1.60 per share for terms of three to five years.

          For the six months ended March 31, 2002 holders of the Series B, C and D convertible preferred stock converted 495,859 shares of their preferred stock into 3,767,718 shares of the Company's common stock. Preferred stock dividends related to the Series B convertible preferred stock for the six months ended March 31, 2002 amounted to $178,822. As of March 31, 2001, the total amount of unpaid and undeclared dividends was $252,750.






5.  EARNINGS PER SHARE

     The following data show the amounts used in computing earnings per share:

                                                Three Months Ended March 31,         Six Months Ended March 31,
                                                ----------------------------        -----------------------------
                                                   2002               2001               2002             2001
                                               -----------       ------------       ------------     ------------
     Net loss                                 $(1,245,185)       $(1,607,640)       $(1,623,591)     $(3,218,157)
     Less:
     Preferred Stock Dividends                 (   92,475)        (   90,716)        (  186,091)      (  185,760)

     Value of warrants issued in
      connection with Series C and
      Series D preferred stock sales           (     -   )        (  575,000)        (     -   )      (  575,000)

     Original discount related to
      Series D preferred stock sales           (     -   )        (  485,000)              -          (  485,000)
                                               ------------       ------------       ------------    -------------

     Loss available to common
       stockholders  used in basic and
       diluted EPS before cumulative
       accounting change                       (1,337,660)        (2,758,356)        (1,809,682)      (4,463,917)

     Cumulative effect of change in
       accounting for original discount
       related to prior years' preferred
       stock issuances                               -                  -                  -          (1,078,205)
                                              -------------       -----------         ----------      -----------


     Net loss available to common
       Stockholders used in basic and
       diluted EPS                            $(1,337,660)       $(2,758,356)       $(1,809,682)     $(5,542,122)
                                              =============      ============       ============     ============


      Weighted average number of
       common shares outstanding               42,638,768         32,266,751         40,706,019       31,543,808
                                              =============      ============       ============     ===========



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


RESULTS OF OPERATIONS

Revenues

     Sales for the three months ended March 31, 2002 increased $1,001,541, or approximately 81%, to $2,231,119 from $1,229,578 for the corresponding period of the prior year. For the six months ended March 31, 2002, sales increased $3,074,619, or approximately 128%, to $5,473,533 from $2,398,914. The change for the three and six months ended March 31, 2002 primarily reflects the increase in sales of its ORALscreen(TM) products which included sales to one major customer of $200,000 and $1,978,000, respectively.

Operating Expenses

     Cost of sales for the three months ended March 31, 2002 were approximately 68% of sales which compares to the cost of sales of 65% for the three months ended March 31, 2001. For the six months ended March 31, 2002, the cost of sales were 57% compared to 70% of sales for the same period of Fiscal 2001. The increase in cost of sales for the three months ended March 31, 2002 reflected a shift in the product mix to lower margin products. However, the improvement for the six months ended March 31, 2002 was primarily due to the increase in sales described above and the overall shift in the product mix to the higher margin ORALscreen products.

     Selling, general and administrative expenses for the three months ended March 31, 2002 increased $165,576, or approximately 12%, to $1,599,040 from $1,433,364 for the corresponding period of the prior year. For the six months ended March 31, 2002, selling, general and administrative expenses increased $294,595 or approximately 10%, to $3,107,958 from $2,813,363 for the six months ended March 31, 2001. The increase for the three and six months ended March 31, 2002 reflected the expanded sales, marketing and administrative efforts associated with the Company's OralScreen and HairScreen products and expenses from BJR of approximately $40,000 and $104,000, respectively.

     Expenses for research and development for the three months ended March 31, 2002 amounted to $275,035 compared to $510,170 for the corresponding period of the prior year. For the six months ended March 31, 2002, expenses for research and development were $667,190 versus $944,883 for the six months ended March 31, 2001. The change for the three and six months ended March 31,2002 was primarily attributable to the decrease in development fees and expenses paid to outside entities for research and development activities related to the Company's OralScreen products and oral fluid disease testing applications.

     For the three months and six months ended March 31, 2002, amortization of goodwill which resulted from the Company's acquisition of BJR and USDTL was $77,498 and $154,996, respectively, compared to $73,424 and $143,848, respectively, for the three and six ended March 31, 2001. The change reflects the goodwill amortization related to acquisition of BJR on March 1, 2001.

Other Income and Expense

     No interest income was earned for the three and six months ended March 31, 2002 compared to $587 and $733, respectively for the same periods of Fiscal 2001. The decrease resulted primarily from the reduced interest earned on cash management accounts.

     Interest expense and financing costs were $19,218 for the three months ended March 31, 2002 compared to $15,642 incurred during the three months ended March 31, 2001. For the six months ended March 31, 2002, interest expense and financing costs were $39,793 versus $25,575 for the same period in the prior year. The change for the three and six months ended March 31, 2002 primarily reflects increased interest expense on bank advances related to financing of accounts receivable and loans from private parties.

     For the three months ended March 31, 2002, other income amounted to $3,536 as compared to other expense of $1,212 for the three months ended March 31, 2001. Other income for the six months ended March 31, 2002 was $19,703 versus other expense of $1,924 for the corresponding period of the prior year. The change for the three months ended March 31, 2002 is mainly a result of the gain from the sale of an item of equipment. For the six months ended March 31, 2002, the change also reflects the gain from the sale of a small equity investment held by the Company in addition to the equipment sale gain.

Net Loss

     Primarily as a result of the factors described above, the Company had a net loss of $1,245,185, $ .03 per basic and diluted share, for the quarter ended March 31, 2002, as compared to a net loss of $1,607,640, $ .09 per basic and diluted share, for the quarter ended March 31, 2001. For the six months ended March 31, 2002, the Company had a net loss of $1,623,591, $.04 per basic and diluted share, versus a net loss of $3,218,157, $.18 per basic and diluted share, for the six months ended March 31, 2001.

FINANCIAL CONDITION AND LIQUIDITY

     At March 31, 2002 and September 30, 2001 the Company had working capital (deficiency) of $201,659 and ($958,293), respectively, and cash and cash equivalents of $930,383 and $245,409, respectively. Net cash used in operating activities during the six months ended March 31, 2002 amounted to $1,794,552 resulting primarily from a net loss of $1,623,591, a gain from the sale on an equity investment and equipment of $18,943, an increase in inventories of $19,982, a decrease in accounts payable and accrued expenses of $181,558 and a decrease in deferred income of $385,000; partially offset by depreciation and amortization of $107,729, amortization of goodwill of $154,996, a payment of common stock for services of $26,900, an increase in the provision for losses on accounts receivable of $12,132, a decrease in accounts receivable of $113,003, a decrease in prepaid expenses and other current assets of $1,535 and a decrease in other assets of $18,227. Net cash provided by financing and investing activities during the six months ended March 31, 2002 amounted to $2,479,526 which included proceeds from the sale of an equity investment and equipment of $31,891, proceeds from the sale of common stock and warrants of $1,306,000, proceeds from the exercise of warrants and stock options of $1,257,423, and a decrease in stock subscription receivable of $35,000; offset in part by the repayment of notes payable and long term debt of $36,745 and purchases of property and equipment of $114,043.

     Since October 2001, the Company received proceeds of approximately $1,306,000 from the sale of 1,909,684 shares of the Company's common stock and warrants to purchase 1,909,684 shares of the Company's common stock at exercise prices of $.68 -$1.60 per share for a period of three to five years. Also during this period, the Company received approximately $1,257,000 from the exercise of stock options and warrants to purchase 2,319,734 shares of the Company's common stock. In connection with the exercise of certain warrants, the Company issued to the holders warrants to purchase 1,750,070 shares of the Company's common stock at an exercise price of $.68 for a term of three years. The Company plans to raise up to $10,000,000 from the sales of equity and/or debt securities. The Company plans to use the proceeds from these financings to provide working capital and capital equipment funding to operate the Company, to expand the Company's business, to further develop and enhance the ORALscreen and HAIRscreen drug screening systems and to pursue the development of in-vitro oral fluid diagnostic testing products. However, there can be no assurance that these financings will be achieved.

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

     Operating revenues of the Company grew significantly in the first half of Fiscal 2002 and are expected to grow during the remainder of Fiscal 2002 as the Company expands its shipments of new and enhanced ORALscreen products and grows the business of USDTL and BJR. Based on current sales, expense and cash flow projections, the Company believes that the current level of cash and cash equivalents on hand and most importantly, a portion of the anticipated net proceeds from the financing mentioned above would be sufficient to fund operations until the Company achieves profitability. There can be no assurance that the Company will consummate the above-mentioned financing, or that any or all of the net proceeds sought thereby will be obtained. Once the Company achieves profitability, the longer-term cash requirements of the Company to fund operating activities, purchase capital equipment, expand the existing business and develop new products are expected to be met by the anticipated cash flow from operations and proceeds from the financings described above. However, because there can be no assurances that sales will materialize as forecasted, management will continue to closely monitor and attempt to control costs and will continue to actively seek the needed additional capital.

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




                            PART II OTHER INFORMATION


ITEM 2.           CHANGES IN SECURITIES

     During the quarter ended March 31, 2002, the Company sold to private investors 935,294 shares of the Company's common stock and received cash proceeds of approximately $645,000. In connection with the sale of this common stock, the Company issued to the holders of the common stock warrants to purchase 935,294 shares of the Company's common stock at an exercise price of $.85 per share for a term of five years. Also during this quarter, the Company issued to private investors 1,750,070 shares of the Company's common stock upon the exercise of their warrants and received cash proceeds of approximately $1,190,000. In connection with the exercise of these warrants, the Company issued to the holders warrants to purchase 1,750,070 shares of the Company's common stock at an exercise price of $.68 per share for three years. The exemption for registration of these securities is based upon Section 4(2) of the Securities Act.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

         None


(b)      Reports on Form 8-K:

         None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                AVITAR, INC.
                                (Registrant)




Dated:  May 14, 2002            /S/ Peter P. Phildius
                                -----------------------------------
                                Peter P. Phildius
                                Chairman and Chief
                                Executive Officer
                                (Principal Executive Officer)



Dated:  May 14, 2002            /S/ J.C. Leatherman, Jr.
                                ---------------------------
                                 J.C. Leatherman, Jr.
                                 Chief Financial Officer
                                 (Principal Accounting and
                                 Financial Officer)