Form 10QSB
period 2002-06-30
AVITAR INC /DE/
filed 2002-08-14
CIK 814008

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002.

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

                            COMMON STOCK: 44,674,215
                               AS OF AUGUST 9, 2002

Transitional Small Business Disclosure Format
(Check One):               [  ] Yes ;       [x] No



                               Page 1 of 17 pages

                                Table of Contents


                                                                         Page


Part I:           Financial Information                                     3


   Item 1   Consolidated Financial Statements
              Balance Sheet                                                 4
              Statements of Operations                                      5
              Statement of Stockholders' Equity                             6
              Statements of Cash Flows                                      7
              Notes to Consolidated Financial Statements                    8


   Item 2   Management's Discussion and Analysis or Plan of Operation      11



Part II: Other Information                                                 15

   Item 4   Submission of Matters to a Vote of Security Holders            16

   Item 6   Exhibits and Reports on Form 8-K                               16


Signatures                                                                 17

                          Part I Financial Information

Item 1.     CONSOLIDATED FINANCIAL STATEMENTS

                          Avitar, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                  June 30, 2002
                                   (Unaudited)
-------------------------------------------------------------------------------

                                 ASSETS (Note 4)
CURRENT ASSETS:
Cash and cash equivalents                                             $250,320
Accounts receivable, net                                             1,405,736
  Inventories                                                          511,905
Preferred stock subscription receivable                                 60,641
Prepaid expenses and other current assets                               75,743
                                                                ---------------
Total current assets                                                 2,304,345

PROPERTY AND EQUIPMENT, net                                            406,978
GOODWILL, net                                                        2,217,053
 OTHER ASSETS                                                          130,487
                                                                ---------------
        Total                                                       $5,058,863
                                                                ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable                                                         $434,678
Accounts payable                                                     1,819,009
Accrued expenses                                                       802,918
Current portion of long-term debt                                       19,999
                                                                 --------------
Total current liabilities                                            3,076,604

LONG TERM DEBT, LESS CURRENT PORTION                                    34,822

                                                                 --------------
Total liabilities                                                    3,111,426
                                                                 --------------

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY:
Series A, B, C and D convertible preferred stock,
 $.01 par value; authorized 5,000,000 shares;
 1,758,535 shares issued and outstanding                                17,585
Common stock, $.01 par value; authorized
 100,000,000 shares; 44,609,237 shares issued
 and outstanding                                                       446,092
Additional paid-in capital                                          42,159,200
Accumulated deficit                                                (40,675,440)
                                                                 --------------
                                                                 --------------
Total stockholders' equity                                           1,947,437
                                                                 --------------
        Total                                                       $5,058,863
                                                                 ==============




See accompanying notes to consolidated financial statements.

                          Avitar, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                      THREE MONTHS ENDED JUNE 30,                 NINE MONTHS ENDED JUNE 30,
                                                  ---------------------------------------------------------------------------------
                                                         2002                 2001                2002                2001
                                                  -----------------------------------------------------------------------------
SALES                                                 $2,233,320           $1,869,441           $7,706,853          $4,268,355
                                                  ---------------       --------------     ----------------     ---------------
OPERATING EXPENSES
Cost of sales                                          1,274,229            1,073,250            4,421,119           2,761,461
Selling, general and administrative expenses           1,691,567            1,580,676            4,799,525           4,394,039
Research and development expenses                        333,930              457,020            1,001,120           1,401,903
Amortization of goodwill                                  77,498               76,854              232,494             220,702
                                                  ---------------       --------------     ----------------     ---------------

Total operating expenses                               3,377,224            3,187,800           10,454,258           8,778,105
                                                  ---------------       --------------     ----------------     ---------------

LOSS FROM OPERATIONS                                  (1,143,904)          (1,318,359)          (2,747,405)         (4,509,750)
                                                  ---------------       --------------     ----------------     ---------------

OTHER INCOME (EXPENSE)
Interest income                                                -                  361                    -               1,094
Interest expense and financing costs                      (9,481)             (10,129)             (49,274)            (35,704)
Other income (expense), net                                   85                 (963)              19,788              (2,887)
                                                  ---------------                          ----------------     ---------------
                                                                        --------------
Total other expense, net                                  (9,396)             (10,731)             (29,486)            (37,497)
                                                  ---------------       --------------     ----------------     ---------------

     NET LOSS                                        $(1,153,300)         $(1,329,090)         $(2,776,891)        $(4,547,247)
                                                  ===============       ==============     ================     ===============

BASIC AND DILUTED NET LOSS PER SHARE (Note 7)             $(0.03)              ($0.04)              $(0.07)             $(0.22)
                                                  ===============       ==============     ================     ===============

WEIGHTED AVERAGE
NUMBER OF COMMON SHARES OUTSTANDING                   44,605,933           33,459,667           42,006,575          31,768,656
                                                  ===============       ==============     ================     ===============

          See accompanying notes to consolidated financial statements.

                          Avitar, Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Equity
                         Nine Months Ended June 30, 2002
                                   (Unaudited)

                                                             Preferred Stock                    Common Stock

                                                         Shares          Amount            Shares         Amount
------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2001                         2,203,690          $22,036        36,564,342       $365,643

Issuance of common stock for services                         -                -            42,169            422

Sale of common stock and warrants                             -                -         1,909,684         19,097

Exercise of stock options and warrants                        -                -         2,319,734         23,197

Conversion of Series B, C and Series D
preferred stock into common stock                      (496,418)          (4,964)        3,773,308         37,733

Payment of preferred stock dividend, Series
B preferred stock                                        51,263              513                 -              -

Reclass of preferred stock subscription
   receivable                                                 -                -                 -              -

     Net loss                                                 -                -                 -              -
----------------------------------------------------------------   --------------  ----------------  -------------

Balance at June 30, 2002                              1,758,535          $17,585        44,609,237       $446,092
----------------------------------------------------------------   --------------  ----------------  -------------

(continued on next page)

                          Avitar, Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Equity
                         Nine Months Ended June 30, 2002
                                   (Unaudited)
                                  (continued)

                                                                                             Preferred
                                                                                               Stock
                                                       Additional       Accumulated        Subscription
                                                    paid-in capital      deficit             Receivable
-------------------------------------------------------------------------------------------------------
Balance at September 30, 2001                        $39,338,443        $(37,592,117)         $(60,641)

Issuance of common stock for services                     26,478                   -                 -

Sale of common stock and warrants                      1,286,903                   -                 -

Exercise of stock options and warrants                 1,234,226                   -                 -

Conversion of Series B, C and Series D
preferred stock into common stock                        (32,769)                  -                 -

Payment of preferred stock dividend, Series
B preferred stock                                        305,919            (306,432)                -

Reclass of preferred stock subscription
   receivable                                                  -                   -            60,641

     Net loss                                                  -          (2,776,891)                -
-----------------------------------------------------------------  ------------------   ---------------

Balance at June 30, 2002                             $42,159,200        $(40,675,440)         $      -
-----------------------------------------------------------------  ------------------   ---------------



See accompanying notes to consolidated financial statements.

                          Avitar, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                           NINE MONTHS ENDED JUNE 30,
                                                                      -------------------------------------
                                                                           2002                2001
                                                                      -------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                                $(2,776,891)           $(4,547,247)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation and amortization                                               190,339                127,213
Amortization of goodwill                                                    232,494                220,702
Gain from sale of equity investment and equipment                           (18,943)                     0
Payment of common stock for services                                         26,900                      0
Provision for losses on accounts receivable                                 (12,658)               (61,692)
Changes in operating assets and liabilities excluding effects of business acquisition:
             Accounts receivable                                            (88,978)              (147,281)
              Inventories                                                  (267,547)               205,307
             Prepaid expenses and other current assets                       84,579                (60,432)
             Other assets                                                    18,069                 97,021
             Accounts payable and accrued expenses                          355,709                379,157
             Deferred revenue                                              (385,000)                     -
                                                                      --------------     ------------------
             Net cash used by operating activities                       (2,641,927)            (3,787,252)
                                                                      --------------     ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment                                        (142,853)               (79,013)
Acquisition of BJR Security, Inc.                                                 -                (50,000)
Proceeds from sale of equity investment                                      24,391                      -
Proceeds from sale of equipment                                               7,500                      -
                                                                      -------------------------------------
             Net cash used by investing activities                         (110,962)              (129,013)
                                                                      -------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Sales of common stock, preferred stock and warrants                       1,306,000              4,104,298
Exercise of warrants and stock options                                    1,257,423                 39,453
Preferred stock subscription receivable                                      35,000                 42,228
Proceeds from (repayment of) notes payable and long-term debt               159,377               (112,295)

                                                                      --------------     ------------------
             Net cash provided by financing activities                    2,757,800              4,073,684
                                                                      --------------     ------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                     4,911                157,419

CASH AND CASH EQUIVALENTS, beginning of the period                          245,409                 82,313
                                                                      --------------     ------------------

CASH AND CASH EQUIVALENTS, end of the period                               $250,320               $239,732
                                                                      ==============     ==================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period:
 Income taxes                                                               $     -                $     -
     Interest                                                               $15,101                $30,843


See accompanying notes to consolidated financial statements.

                         AVITAR, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
================================================================================

1.   BASIS OF PRESENTATION

          Avitar, Inc. ("Avitar" or the "Company"), through its wholly-owned subsidiaries, Avitar Technologies, Inc. ("ATI"), United States Drug Testing Laboratories, Inc. ("USDTL") and BJR Security, Inc. designs, develops, manufactures, markets and provides medical products and diagnostic test products and services as well as contraband detection and education services. Avitar sells these products and services to large medical supply companies, employers, diagnostic distributors, schools and governmental agencies. During Fiscal Year 2001 and Fiscal Year 2002, the Company's primary focus has been on the continued development and marketing of ORALscreen(TM), innovative point of care oral fluid drugs of abuse tests that use the Company's foam as the means for collecting the oral fluid sample.

          The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting, the instructions to Form 10-QSB and Regulation S-B (including Item 310(b) thereof). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 2002. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended September 30, 2001.

          The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations and has a working capital deficit of $772,259 as of June 30, 2002. The Company raised net proceeds aggregating approximately $5,288,000 during the fiscal year ended September 30, 2001 from the sale of stock and the exercise of options and warrants. During the nine months ended June 30, 2002, the Company raised approximately $2,563,000 from the sale of stock and the exercise of options and warrants. Based upon cash flow projections, the Company believes the anticipated cash flow from operations and most importantly, proceeds from future equity financings will be sufficient to finance the Company's operating needs until the operations achieve profitability. There can be no assurances that forecasted results will be achieved or that additional financing will be obtained. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.





2.   INVENTORIES

     At June 30, 2002, inventories consist of the following:

           Raw Materials                                        $209,094
           Work-in-Process                                        79,017
           Finished Goods                                        223,794
                                                                ---------
                    Total                                       $511,905
                                                                ========

3.   MAJOR CUSTOMERS

     Customers in excess of 10% of total sales are:

                         Three Months Ended June 30,                      Nine Months Ended June 30,
                        -----------------------------                   ----------------------------
                              2002                      2001                 2002             2001
                        ----------------           --------------      --------------      -----------

      Customer A           $339,630                  $189,459                 *              $499,458
      Customer B            500,000                   305,500            $2,477,910           505,790

* Customer was not in excess of 10% of total sales.

4.   NOTES PAYABLE

     In June 2002, the Company received $250,000 from the Connecticut Bank of Commerce as proceeds from a note payable to the bank maturing on August 23, 2002 with interest at the prime rate plus 2.00%. This loan is collateralized by a lien on the assets of the Company.

5.   COMMITMENTS AND CONTINGENCIES

     The  Company  is  currently   negotiating   a  Settlement   Agreement   for
     compensation to the Estate and successors of a financial advisor who provided services to the Company from 1998 to 2001 through issuances of equity instruments. No liability has been recorded since the terms of this Settlement Agreement are uncertain at this time. However, the Company anticipates that it may be necessary to issue approximately 2.0 million shares (subject to various lock-up periods extending in some cases to the end of calendar 2003) and warrants for the purchase of approximately 1.2 million shares at exercise prices ranging from $0.23 per share to $0.35 per share, exercisable through June and August 2003, respectively. When a final settlement has been reached in this matter, the Company will record the cost of such settlement as a charge against stockholders' equity and an offsetting increase to stockholders' equity for the fair value of the shares and warrants. In the event that the Company had to issue the shares described above as part of the settlement, the fair value of the equity instruments would be approximately $600,000.

6.   COMMON STOCK, PREFERRED STOCK AND WARRANTS

     During the nine-month period ended June 30, 2002, the Company received approximately $1,257,000 from the exercise of stock options and warrants to purchase 2,319,734 shares of the Company's common stock. In connection with the exercise of certain warrants, the Company issued to the holders warrants to purchase 1,750,070 shares of the Company's common stock at an exercise price of $.68 for a term of three years. Also during the nine months ended June 30, 2002, the Company sold 1,909,684 shares of the Company's common stock and received proceeds of approximately $1,306,000. In connection with the sale of the common stock, the Company issued to the holders of the common stock warrants to purchase 1,909,684 shares of the Company's common stock at exercise prices of $.68 to $1.60 per share for terms of three to five years.

     For the nine months ended June 30, 2002 holders of the Series B, C and D convertible preferred stock converted 496,418 shares of their preferred stock into 3,773,308 shares of the Company's common stock. Preferred stock dividends related to the Series B convertible preferred stock for the nine months ended June 30, 2002 amounted to $283,126. As of June 30, 2002, the total amount of unpaid and undeclared dividends was $222,018.

7.  EARNINGS PER SHARE

   The following data show the amounts used in computing earnings per share:

                                              Three Months Ended June 30,                 Nine Months Ended June 30,
                                             -----------------------------               ---------------------------
                                              2002                   2001                 2002               2001
                                     --------------------- -------------------     -------------------  ---------------
  Net loss                             $(1,153,300)            $(1,329,090)           $(2,776,891)      $(4,547,247)
  Less:
  Preferred stock dividends              (  97,035)             (  136,032)           (   283,126)      (   332,592)

  Value of warrants issued in
        connection with Series C and
     Series D preferred stock sales              -                       -                      -        (  575,000)

  Original discount related to
     Series D preferred stock sales              -                       -                      -         ( 485,000)
                                    ------------------         ----------------     ---------------    --------------


  Loss available to common
   stockholders  used in basic and
   diluted EPS before cumulative
   accounting change                    (1,250,335)            ( 1,465,122)             (3,060,017)      (5,939,839)

  Cumulative effect of change in
   accounting for original discount
   related to prior years' preferred
   stock issuances                               -                       -                       -       (1,078,205)
                                     -------------------       ----------------     ----------------    -------------


  Net loss available to common
   stockholders used in basic and
   diluted EPS                         $(1,250,335)           $ (1,465,122)            $(3,060,017)     $(7,018,044)
                                      =============          ===============           ============     ============


  Weighted average number of
   common shares outstanding            44,605,933              33,459,667              42,006,575       31,768,656
                                     ==================      ===============         ================   ============




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


RESULTS OF OPERATIONS

Revenues

     Sales for the three months ended June 30, 2002 increased $363,879, or approximately 19%, to $2,233,320 from $1,869,441 for the corresponding period of the prior year. For the nine months ended June 30, 2002, sales increased $3,438,498, or approximately 81%, to $7,706,853 from $4,268,355. The change for the three and nine months ended June 30, 2002 primarily reflects the increase in sales of its ORALscreen(TM) products which included sales to one major customer of $500,000 and $2,478,000, respectively.

Operating Expenses

     Cost of sales for the three months ended June 30, 2002 were approximately 57% of sales, which was identical to the cost of sales ratio for the three months ended June 30, 2001. For the nine months ended June 30, 2002, the cost of sales were 57% compared to 65% of sales for the same period of Fiscal 2001. The improvement for the nine months ended June 30, 2002 was primarily due to the increase in sales described above and the overall shift in the product mix to the higher margin ORALscreen products.

     Selling, general and administrative expenses for the three months ended June 30, 2002 increased $110,891, or approximately 7%, to $1,691,567 from $1,580,676 for the corresponding period of the prior year. For the nine months ended June 30, 2002, selling, general and administrative expenses increased $405,486 or approximately 9%, to $4,799,525 from $4,394,039 for the nine months ended June 30, 2001. The increase for the three and nine months ended June 30, 2002 reflected the expanded sales, marketing and administrative efforts associated with the Company's OralScreen and HairScreen products and expenses from BJR of approximately $80,000 and $184,000, respectively.

     Expenses for research and development for the three months ended June 30, 2002 amounted to $333,930 compared to $457,020 for the corresponding period of the prior year. For the nine months ended June 30, 2002, expenses for research and development were $1,001,120 versus $1,401,903 for the nine months ended June 30, 2001. The change for the three and nine months ended June 30, 2002 was primarily attributable to the decrease in development fees and expenses paid to outside entities for research and development activities related to the Company's OralScreen products and oral fluid disease testing applications.

     For the three months and nine months ended June 30, 2002, amortization of goodwill which resulted from the Company's acquisition of BJR and USDTL was $77,498 and $232,494, respectively, compared to $76,854 and $220,702, respectively, for the three and nine months ended June 30, 2001. The change reflects the goodwill amortization related to acquisition of BJR on March 1, 2001.

     Other Income and Expense

     No interest income was earned for the three and six months ended June 30, 2002 compared to $361 and $1,094, respectively for the same periods of Fiscal 2001. The decrease resulted primarily from the reduced interest earned on cash management accounts.

     Interest expense and financing costs were $9,481 for the three months ended June 30, 2002 compared to $10,129 incurred during the three months ended June 30, 2001. For the nine months ended June 30, 2002, interest expense and financing costs were $49,274 versus $35,704 for the same period in the prior year. The change for the nine months ended June 30, 2002 primarily reflects the interest expense on higher bank advances related to financing of accounts receivable and loans from private parties.

     For the three months ended June 30, 2002, other income amounted to $85 as compared to other expense of $963 for the three months ended June 30, 2001. Other income for the nine months ended June 30, 2002 was $19,788 versus other expense of $2,887 for the corresponding period of the prior year. The change for the nine months ended June 30, 2002 is mainly a result of the gain from the sale of an item of equipment and the gain from the sale of a small equity investment held by the Company.

     Net Loss

     Primarily as a result of the factors described above, the Company had a net loss of $1,153,300, $ .03 per basic and diluted share, for the quarter ended June 30, 2002, as compared to a net loss of $1,329,090, $ .04 per basic and diluted share, for the quarter ended June 30, 2001. For the nine months ended June 30, 2002, the Company had a net loss of $2,776,891, $.07 per basic and diluted share, versus a net loss of $4,547,247, $.22 per basic and diluted share, for the nine months ended June 30, 2001.

FINANCIAL CONDITION AND LIQUIDITY

     At June 30, 2002 and September 30, 2001 the Company had working capital deficits of $772,259 and $958,293, respectively, and cash and cash equivalents of $250,320 and $245,409, respectively. Net cash used in operating activities during the nine months ended June 30, 2002 amounted to $2,641,927 resulting primarily from a net loss of $2,776,891, a gain from the sale on an equity investment and equipment of $18,943, a decrease in the provision for losses on accounts receivable of $12,658, an increase in accounts receivable of $88,978, an increase in inventories of $267,547 and a decrease in deferred income of $385,000; partially offset by depreciation and amortization of $190,339, amortization of goodwill of $232,494, a payment of common stock for services of $26,900, a decrease in prepaid expenses and other current assets of $84,579, a decrease in other assets of $18,069 and an increase in accounts payable and accrued expenses of $355,709. Net cash provided by financing and investing activities during the nine months ended June 30, 2002 amounted to $2,646,838 which included proceeds from the sale of an equity investment and equipment of $31,891, proceeds from the sale of common stock and warrants of $1,306,000, proceeds from the exercise of warrants and stock options of $1,257,423, proceeds from the collection of stock subscription receivable of $35,000 and proceeds from notes payable and long-term debt of $159,377; offset in part by the purchases of property and equipment of $142,853.

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

     For the balance of fiscal year 2002, the Company's cash requirements are expected to include primarily the funding of operating losses, the payment of outstanding accounts payable, the repayment of certain notes payable, the funding of operating capital to grow the Company's drugs of abuse testing products and services, and the continued funding for the development of its ORALscreen product line.

     The Company is currently in the process of negotiating a Settlement Agreement for compensation to the Estate and successors of a financial advisor who provided services to the Company from 1998 to 2001. The terms of this Settlement Agreement are uncertain at this time, but the Company anticipates that it may be necessary to issue approximately 2.0 million shares (subject to various lock-up periods extending in some cases to the end of calendar 2003) and warrants for the purchase up to approximately 1.2 million shares at exercise prices ranging from $0.23 per share to $.35 per share, exercisable through June and August 2003, respectively. Upon final settlement of this matter, the Company will record a charge to stockholders' equity for the cost of such settlement.

     Operating revenues of the Company grew significantly during the three quarters of Fiscal 2002 and are expected to continue growing during the last quarter of Fiscal 2002 as the Company expands its shipments of new and enhanced ORALscreen products and grows the business of USDTL. Based on current sales, expense and cash flow projections, the Company believes that the current level of cash and cash equivalents on hand and most importantly, a portion of the anticipated net proceeds from the financing mentioned above would be sufficient to fund operations until the Company achieves profitability. There can be no assurance that the Company will consummate the above-mentioned financing, or that any or all of the net proceeds sought thereby will be obtained. Once the Company achieves profitability, the longer-term cash requirements of the Company to fund operating activities, purchase capital equipment, expand the existing business and develop new products are expected to be met by the anticipated cash flow from operations and proceeds from the financings described above. However, because there can be no assurances that sales will materialize as forecasted, management will continue to closely monitor and attempt to control costs and will continue to actively seek the needed additional capital.

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

                            PART II OTHER INFORMATION

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
----------------------------------------------------------------------


     The annual meeting of the shareholders was held on June 17, 2002. All members of the Board of Directors were elected by more than 62% of the total shares outstanding and more than 99% of the shares voted. In addition, the reappointment of BDO Seidman, LLP as auditors were approved and the tabulation of votes were as follows:

                                      For          Withheld       Against     Abstain
                                  ------------   -------------   ----------  ----------

 Reappointment of Auditors          29,976,484        N/A          41,927    354,854
 Election of Directors              30,192,638     180,627           N/A       N/A


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

         None


(b)      Reports on Form 8-K:

         None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            AVITAR, INC.
                                            (Registrant)




Dated:  August 14, 2002                     /S/ Peter P. Phildius
                                            ---------------------------
                                            Peter P. Phildius
                                            Chairman and Chief
                                            Executive Officer
                                            (Principal Executive Officer)



Dated:  August 14, 2002                     /S/ J.C. Leatherman, Jr.
                                            ---------------------------
                                            J.C. Leatherman, Jr.
                                            Chief Financial Officer
                                            (Principal Accounting and
                                            Financial Officer)