Form 10KSB
period 2002-09-30
AVITAR INC /DE/
filed 2002-12-30
CIK 814008

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2002
                          ------------------

                         Commission file number: 0-20316

                                  AVITAR, INC.
-------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

                  Delaware                                  06-1174053
------------------------------------            --------------------------------
(State or other jurisdiction of incorporation      (I.R.S. Employer
         or organization)                              Identification No.)

65 Dan Road, Canton, MA                                       02021
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes X No
Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year: $9,617,364
                                Page 1 of 73 pages.
                        Exhibit Index is on page 31 hereof.

The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming solely for purposes hereof that all directors and officers of the Registrant are "affiliates") as of December 23, 2002: $11,424,134

The approximate number of shares of Common Stock outstanding (including shares held by affiliates of the Registrant) as of December 23, 2002: 62,852,377

Documents incorporated by reference:        NONE

Transitional Small Business Disclosure Format (check one): Yes     ;    No   X
                                                              ----         ----

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

Introduction

     Avitar, Inc. (the "Company" or "Avitar") through its wholly-owned subsidiary Avitar Technologies, Inc. ("ATI") develops, manufactures, markets and sells diagnostic test products and proprietary hydrophilic polyurethane foam disposables fabricated for medical, diagnostics, dental and consumer use. During Fiscal 2002, the Company continued the development and marketing of innovative point of care oral fluid drugs of abuse tests, which use the Company's foam as the means for collecting the oral fluid sample. The Company also through United States Drug Testing Laboratories, Inc. ("USDTL"), a wholly-owned subsidiary of Avitar, operates a certified laboratory and provides specialized drug testing services primarily utilizing hair and meconium as the samples.

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

Products

     Currently, the Company offers the following products, which utilize its proprietary medical polyurethane foam technology:

Diagnostic Test Products and Drug Detection Services

     The Company makes products and offers services for the diagnostic test applications and contraband detection needs described below. These products accounted for approximately 79% of the Company's revenue in Fiscal 2002 and approximately 77% of the Company's revenue in Fiscal 2001.

     Drugs of Abuse Point of Collection Tests . The Company's ORALscreen (TM) is an oral fluid-based, rapid on-site assay system for detecting drugs of abuse (heroin, cocaine, marijuana and methamphetamines). During Fiscal 2002, the Company introduced ORALscreen OSR(TM), an instrument that automates the analysis, recording, reporting and transmitting of results for the ORALscreen tests. In addition, Avitar offers ORALconfirm(TM), an oral fluid laboratory test to confirm the results of ORALscreen tests and ORALadvantage(TM) which is a complete package geared to small businesses that includes ORALscreen tests, a sample substance abuse testing policy and on-site drug testing program implementation tools. Approximately $1.2 billion annually is spent in the United States for drugs of abuse tests. Significant advantages exist for saliva to replace blood and urine in many of the drug tests and at the same time expand the market where current infrastructure cost limitations prohibit the use of these much needed drug tests. The primary customers for these products are employers, schools, military services and criminal justice institutions.

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

Foam Disposable Products

     The Company produces medical-grade hydrophilic polyurethane foam disposables fabricated for the applications described below. These products accounted for approximately 21% of the Company's revenue in Fiscal 2002 and approximately 23% of the Company's revenue in Fiscal 2001.

     Wound Dressings. Avitar's HydrasorbTM ("Hydrasorb") wound dressing product is a highly absorbent topical dressing for moderate to heavy exudating wounds. These dressings have a unique construction that provide a moist wound healing environment which promotes skin growth and closure. The Hydrasorb product is marketed internationally by the Kendall Company ("Kendall"), by the Knoll Pharma Division of Abbott Laboratories, Ltd. ("Knoll") and other specialty distributors worldwide. In addition to the Hydrasorb line, the Company has custom developed specialty wound dressings for the cardiac catheter lab market as well as the orthopedic market.

     Custom Foam Products. The Company continues to have applications for its proprietary technologies in a variety of other medical/consumer markets. They include the Illizarov Dressing used for dressing external bone fixators in orthopedic procedures and a molded dental applicator for a consumer teeth bleaching system, disposable ear cushions for a high-tech hearing aid device and a device used by astronauts for relieving ear pressure while in a pressurized space suit. Customers for these products include Smith and Nephew, CCA Industries, Deaconess Hospital, Decibel Instruments, NASA and Schleicher and Schuell.


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

     Drugs of AbuseTest. In January 2001, Avitar entered into a strategic partnership agreement with the Pinkerton Services Group ("PSG") of the Pinkerton Corporation whereby Avitar granted PSG the right to distribute the Company's ORALscreen product line and PSG granted Avitar the right to sell PSG's third party administration services to Avitar customers. Under this arrangement, PSG is required to offer only Avitar's ORALscreen as its oral fluid drug testing products. In July 2001, this agreement with PSG was assigned to ChoicePoint, Inc. ("ChoicePoint") upon the completion of its acquisition of PSG. ChoicePoint is one of the largest third party administrators of employer drug testing programs in the United States.

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

     The Company does not have written agreements with most of its suppliers of raw materials and laboratory supplies. While the Company purchases some product components from single sources, most of the laboratory supplies used by USDTL can be obtained from more than one source. Avitar acquires the same key component for its FlurezeTM fluoride application product, customized foam products and HydrasorbTM wound dressings from a single supplier. The Company also purchases a main component of its ORALscreen products from one source. Avitar's current suppliers of such key components are the only vendors, which presently meet Avitar's specifications for such components. The loss of these suppliers would, at a minimum, require the Company to locate other satisfactory vendors, which would result in a period of time during which manufacturing and sales of products utilizing such components may be suspended and could have a material adverse effect on Avitar's financial condition and operations. Avitar believes that alternative sources could be found for such key components and expects that the cost of such components from an alternative source would be similar. The Company also believes that alternative sources of supply are available for its remaining product components and that the loss of any such supplier would not have a material adverse effect upon Avitar's business.


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

     Although Avitar may not have the development resources of many of its competitors, the Company believes its product design and development experience allows it to compete favorably in providing innovative products and services in Avitar's markets. Avitar's ORALscreen products represent some of the most comprehensive, state-of-the-art tests for drugs of abuse currently being provided. Furthermore, the Company believes that its Hydrasorb wound dressings, and custom foam products possess qualities with significant advantages over competing products, including cost effectiveness. In addition to the Company's national sales force, ChoicePoint, Quest and many smaller, local companies are marketing and distributing the Company's ORALscreen products. Kendall, Knoll and Medi are distributing the Company's HydrasorbTM wound dressings. See "Products", "Sales and Marketing".

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

Product Liability; Insurance Coverage

     The testing, marketing and sales of diagnostic test, medical and dental products and services entail a high risk of product liability and professional liability claims by consumers and others. Claims may be asserted against the Company by end-users of any of Avitar's products. As of September 30, 2002, the Company had product liability insurance coverage in the amount of $5,000,000 and professional liability insurance coverage in the amount of $1,000,000 each incident and $3,000,000 in the aggregate. No claims had been asserted against either coverage. Amounts payable pursuant to such coverage are subject to a deductible on each occurrence ranging from $500 to $10,000 payable by Avitar, up to an annual aggregate deductible payable by Avitar of $25,000, and certain other coverage exclusions. This insurance will not cover liabilities caused by events occurring prior to the time such policy was purchased by the Company or liabilities caused by events occurring after such policy is terminated or for claims made after 60 days following termination of the policy. Further, certain distributors of diagnostic test, medical and dental products require minimum product liability insurance coverage as a condition precedent to purchasing or accepting products for distribution.


Employees

     At September 30, 2002, the Company had 100 full-time employees, including 10 in research and development, 62 in manufacturing, supply, laboratory and direct service operations, 13 in sales and marketing and 15 in administration. None of the employees is subject to a collective bargaining agreement. The Company believes its relationship with its employees to be satisfactory.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company leases approximately 65,000 square feet of space that includes 53,000 square feet in Canton, Massachusetts for its manufacturing facility and administrative offices until June 2005, 9,000 square feet in DesPlaines, Illinois for the laboratory operation of USDTL and a separate research and development laboratory until April 2005 and approximately 3,000 square feet in Gainesville, Texas for the contraband detection service operation of BJR until February 2004. The current annual rent is approximately $455,000 for the Canton facility (excluding assessment for operating expenses), $161,000 for the DesPlaines facility and $30,000 for the Gainesville facility. All facilities are in satisfactory condition for their purposes.

ITEM 3. LEGAL PROCEEDINGS

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

                                     Part II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Market Price Data. Since March 6, 2000, the Company's Common Stock has been traded on American Stock Exchange ("AMEX") under the symbol AVR. The table below sets forth the high and low sales prices for the Company's Common Stock, as quoted on AMEX for the periods indicated:

         Fiscal 2001                                 High     Low
         -----------                                 ----     ---
              First Quarter                          3.00     1.00
              Second Quarter                         1.88      .59
              Third Quarter                            .99     .40
              Fourth Quarter                         1.40      .50

         Fiscal 2002
              First Quarter                          1.47      .71
              Second Quarter                         1.50      .72
              Third Quarter                           .75      .22
              Fourth Quarter                          .52      .23

     As of December 23, 2002 the last sales price for the Company's Common Stock was $.25 per share.

     Holders. The Company had approximately 350 owners of record and, it believes, in excess of 4,000 beneficial owners of the Company Common Stock as of December 23, 2002.

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

Results of Operations

Revenues

     Sales for the fiscal year ended September 30, 2002 ("Fiscal 2002") increased $3,074,952, or approximately 47%, to $9,617,364 from $6,542,412 for the fiscal year ended September 30, 2001 ("Fiscal 2001"). The results for Fiscal 2002 primarily reflect the increase in sales of its ORALscreen products of approximately $ 2,159,000.

Operating Expenses

     Costs of sales were approximately 58% of sales in Fiscal 2002 compared to approximately 65% of sales for Fiscal 2001. The improved ratio of cost of sales for Fiscal 2002 was primarily related to the increase in sales described above and the shift in the product mix to the higher margin ORALscreen products.

     Sales, general and administrative expenses for Fiscal 2002 increased $396,311, or approximately 7%, to $6,460,234 from $6,063,923 for Fiscal 2001.
This change primarily reflected increased warranty reserves of approximately $250,000 for the Company's ORALscreen products.

     Research and development expenses for Fiscal 2002 amounted to $1,488,714 compared to $1,958,547 for Fiscal 2001. The decrease of $469,833, or approximately 24%, was primarily attributable to the lower amount of development fees and expenses paid to outside entities for research and development activities related to the Company's OralScreen products.

     For Fiscal 2002, amortization of goodwill resulting from the Company's acquisition of USDTL and BJR was $309,992 compared to amortization of goodwill of $298,200 recorded in Fiscal 2001. The change in Fiscal 2002 reflects the additional amortization of goodwill for BJR.

Other Income and Expense

     Interest income amounted to $101,972 for Fiscal 2002 compared to $6,687 for Fiscal 2001. The change resulted primarily from the interest earned in connection with the preferred stock subscription receivable collected during Fiscal 2002.

     Interest expense and financing costs were $78,169 for Fiscal 2002 compared to $57,031 incurred during Fiscal 2001. This increase resulted primarily from interest expense on proceeds received in August 2002 from the long-term note payable.

     Other income amounted to $26,721 for Fiscal 2002 versus other income of $2,981 for Fiscal 2001. This change mainly reflects the gain from the sale of an item of equipment and the gain from the sale of a small equity investment held by the Company.

Accounting Change

     In November 2000, the FASB Emerging Task Force ("ETIF") issued a consensus that required the remeasurement of original issue discount on preferred stock with characteristics similar to convertible preferred stock issued by the Company during fiscal years 2000 and 1999. The impact of adopting this ETIF amounting to $1,078,205 was recorded in the first quarter of Fiscal 2001 and was included in the computation of earnings per share for the year ended September 30, 2001 as a cumulative change in accounting.

     The effect of this accounting change increased the Company's net loss per share by $.03 for the year ended September 30, 2001.

Net Loss

     Primarily as a result of the factors described above, the Company had a net loss of $4,146,066 $.11 per basic and diluted share, for Fiscal 2002 compared to a net loss of $6,088,976, $.26 per basic and diluted share, for Fiscal 2001.

Financial Condition and Liquidity

     At September 30, 2002 and September 2001, the Company had working capital deficiencies of $901,757 and $958,293 respectively, and cash and cash equivalents of $503,204 and $245,409, respectively. Net cash used in operating activities during Fiscal 2002 amounted to $3,695,518 resulting primarily from the operating loss of $4,146,066, a decrease in the provision for accounts receivable of $51,795 an increase in inventories of $278,176, an increase in prepaid expenses and other current assets of $13,440, an increase in other assets of $38,962 and a decrease in deferred revenue of $350,000; partially offset by depreciation and amortization of $175,765, amortization of goodwill of $309,992, a non cash charge for services of $26,900, a decrease in accounts receivable of $224,547 and an increase in accounts payable and accrued expenses of $445,617. Net cash provided by financing and investing activities during Fiscal 2002 was $3,953,313 which included proceeds from the sale of common stock and warrants of $1,332,601, proceeds from the exercise of options and warrants of $1,257,423, net proceeds from short and long term debt of $1,414,660, proceeds from the collection of subscription receivable of $60,641, proceeds from the sale of equity investment and equipment of $31,891; offset in part by purchases of property and equipment of $143,903.

     In Fiscal 2002, the Company received proceeds of approximately $1,332,600 from the sale of 1,973,552 shares of the Company's common stock and related warrants to purchase 1,973,552 shares of the Company's common stock at exercise prices of $.68 -$1.60 per share for a period of three to five years. Also during this period, the Company received approximately $1,257,000 from the exercise of stock options and warrants to purchase 2,319,734 shares of the Company's common stock. In connection with the exercise of certain warrants, the Company issued to the holders warrants to purchase 1,750,070 shares of the Company's common stock at an exercise price of $.68 for a term of three years. In August 2002, the Company received net proceeds of approximately $1,163,000 from a long-term note payable with a maturity date in August 2005. The Company plans to raise up to $10,000,000 from the sales of equity and/or debt securities. The Company plans to use the proceeds from these financings to provide working capital and capital equipment funding to operate the Company, to expand the Company's business, to further develop and enhance the ORALscreen drug screening systems and to pursue the development of in-vitro oral fluid diagnostic testing products. However, there can be no assurance that these financings will be achieved.

     For the balance of fiscal year 2003, the Company's cash requirements are expected to include primarily the funding of operating losses, the payment of outstanding accounts payable, the repayment of certain notes payable, the funding of operating capital to grow the Company's drugs of abuse testing products and services, and the continued funding for the development of its ORALscreen product line.

     Required payments for debt, capital leases and minimum rentals are as follows:

================================================================================
                           Capital    Operating   Short-           Long-
                           Leases       Leases   Term Debt      Term Debt

2003                       $20,084    $695,120   $472,984        $      9,993
2004                        13,752     695,120          -               8,038
2005                           575     303,133          -           1,212,135
2006                             -           -          -               6,537
2007                             -           -          -               1,784
--------------------------------------------------------------------------------

Total minimum payments     $34,411  $1,693,373   $472,984          $1,238,487
================================================================================


     As of September 30, 2002, the Company has recorded a liability of $520,000 with a corresponding charge to equity to reflect the fair value of the cost associated with a Settlement Agreement for compensation to the Estate and successors of a financial advisor who provided services to the Company from 1998 to 2001directly related to the raising of capital through issuance of equity instruments. This settlement was finalized in December 2002 and resulted in the issuance of approximately 2,017,000 shares of common stock (subject to various lock-up periods extending to early 2004) and warrants to purchase approximately 1,177,000 shares of the Company's common stock at exercise prices ranging from $0.23 per share to $0.35 per share, exercisable through October 2003 and December 2003, respectively. In the first quarter of fiscal 2003, the Company will issue the shares as settlement of the liability and will record an offsetting increase to stockholders' equity for the fair value of the shares and warrants issued.

     Operating revenues of the Company grew approximately 47% in Fiscal 2002 and are expected to continue to grow during Fiscal 2003 as the Company expands its shipments of new and enhanced ORALscreen products. Based on current sales, expense and cash flow projections, the Company believes that the current level of cash and short-term investments on hand and most importantly, a portion of the anticipated net proceeds from the financing mentioned above would be sufficient to fund operations until the Company achieves profitability. There can be no assurance that the Company will consummate the above-mentioned financing, or that any or all of the net proceeds sought thereby will be
obtained.  Once  the  Company  achieves  profitability,   the  longer-term  cash
requirements of the Company to fund operating activities, purchase capital equipment, expand the existing business and develop new products are expected to be met by the anticipated cash flow from operations and proceeds from the financings described above. However, because there can be no assurances that sales will materialize as forecasted, management will continue to closely monitor and attempt to control costs at the Company and will continue to actively seek the needed additional capital.

     As a result of the Company's recurring losses from operations and working capital deficit, the report of its independent certified public accountants relating to the financial statements for Fiscal 2002 contains an explanatory paragraph stating substantial doubt about the Company's ability to continue as a going concern. Such report states that the ultimate outcome of this matter could not be determined as the date of such report (November 26, 2002). The Company's plans to address the situation are presented above. However, there are no assurances that these endeavors will be successful or sufficient.

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

     The Company's previous business combinations were accounted for using the purchase method. As of September 30, 2002, the net carrying amount of goodwill is $2,139,555. Amortization expense during the fiscal year ended September 30, 2002 was $309,992. The Company expects to adopt SFAS 141 and SFAS 142 in the first quarter of fiscal 2003 and does not expect the adoption to impact its financial position and results of operation.

     In  October  2001,  the FASB  issued  SFAS  No.  144,  "Accounting  for the
Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of long-Lived Assets and for Long-Lived Assets To Be Disposed Of," and APB Opinion No.30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the Disposal of a Segment of a Business." SFAS No. 144 becomes effective for the fiscal years beginning after December 15, 2001. The Company expects to adopt SFAS No. 144 in the first quarter of fiscal 2003 and does not expect the adoption of SFAS No. 144 to impact its financial position and results of operations.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements SFAS Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". SFAS No. 145 rescinds Statement No. 4, "Reporting Gains and Losses from Extinguishments of Debt" and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". SFAS No. 145 also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". SFAS No. 145 amends FASB Statement No. 13, "Accounting for Leases" to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provision of SFAS No.145 related to the rescission of Statement No. 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions of SFAS No. 145 related to Statement No. 13 should be used for transactions occurring after May 15, 2002. Early application of the provisions of this Statement is encouraged. The Company does not expect that the adoption of SFAS No. 145 will have a significant impact on its consolidated results of operations, financial position or cash flows.

     In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." This statement superseded EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". Under this statement, a liability or a cost associated with a disposal or exit activity is recognized at fair value when the liability is incurred rather than at the date of an entity's commitment to an exit plan as required under EITF 94-3. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption permitted. The effects of the adoption of SFAS No. 146 will impact future restructuring charges only.

Critical Accounting Policies

     The Company's significant accounting policies are listed in Note 2 to the consolidated financial statements for the year ended September 30, 2002. However, certain of its accounting policies require the application of significant judgment by its management, and such judgments are reflected in the amounts reported in the consolidated financial statements. The Company considers its accounting policies with respect to revenue recognition, the use of estimates, and long-lived assets and goodwill, as the most critical to its results of operations and financial condition.

Revenue Recognition

     The Company recognizes revenue from product sales upon shipment, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable and collection is deemed probable. If uncertainties regarding customer acceptance exist, the Company recognizes revenue when those uncertainties are resolved. Amounts collected or billed prior to satisfying the above revenue recognition criteria are recorded as deferred revenue.


Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Long-Lived Assets and Goodwill

     The Company evaluates its long-lived assets under the provisions of Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 establishes accounting standards for the impairment of long-lived assets and certain identifiable intangibles to be held and used and for long-lived assets, and certain identifiable intangibles to be disposed of.

     In assessing the recoverability of its long-lived assets and goodwill, Avitar must make assumptions in determining the fair value of the asset by estimating future cash flows and considering other factors, including significant changes in the manner or use of the assets, or negative industry reports or economic conditions. If those estimates or their related assumptions change in the future, the Company may be required to record impairment charges for those assets.

     As of September 30, 2002 the Company had a net carrying amount of goodwill of approximately $2,100,000. In the first quarter of fiscal 2003, the Company will evaluate its long-lived assets and goodwill in accordance with new accounting pronouncements that the Company will adopt in the first quarter of fiscal 2003. (See "Recent Accounting Pronouncements.")

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

                                    Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The directors and executive officers of the Company and their respective ages and positions with the Company, as of September 30, 2002, along with certain biographical information (based solely on information supplied by them), are as follows:



Name                            Age                   Title
----                            ---                   -----
Peter P. Phildius               72      Chairman of the Board and Chief
                                         Executive Officer/Director
Douglas W. Scott (1)            56      President and Chief Operating
                                         Officer/Director
Jay C. Leatherman Jr.           58      Vice President, Chief Financial Officer
                                         and Secretary
Carl M. Good, III               59      Vice President of Research and
                                          Development
Douglas Lewis                   53      Vice President and President of USDTL
James Groth (1)(2)              64      Director
Neil R. Gordon (1)(2)           54      Director
Charles R. McCarthy (1)(2)      64      Director
--------------------------------------------------------------------------------

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

     Based on its review of the copies of such forms received by it, the Company believes that, during Fiscal 2002, all filing requirements applicable to its officers, directors and greater than ten-percent shareholders were met except the following failures to file timely reports by Section 16(a):

o  One report (Form 4) covering 1 transaction was filed late by Neil Gordon.
o  One report (Form 4)covering 1 transaction was filed late by Charles McCarthy.
o  One report (Form 4) covering 1 transaction was filed late by James Groth.
o  One report (Form 4) covering 1 transaction was filed late by Peter Phildius.
o  One report (Form 4) covering 1 transaction was filed late by Douglas Scott.
o  One report (Form 4) covering 1 transaction was filed late by Jay Leatherman.




ITEM 10. EXECUTIVE COMPENSATION

     Summary Compensation Table. The following table sets forth compensation earned by or paid to the Chief Executive Officer, Chief Operating Officer and other executive officers for Fiscal 2002 and, to the extent required by applicable Commission rules, the preceding two fiscal years.

                                          Annual Compensation        Long-Term
Name/Position              Year          Salary(1)     Bonus        Compensation Options
-------------              ----          ---------     -----        ---------------------
Peter P. Phildius          2002          $200,000          0          126,000(2)
(Chairman of the Board/    2001          $200,000          0          252,000(3)
Chief Executive Officer)   2000          $170,833          0                0
Douglas W. Scott           2002          $180,000          0           66,000(2)
(President/                2001          $180,000          0          132,000(3)
Chief Operating Officer)   2000          $162,500          0                0
Jay C. Leatherman, Jr.     2002          $131,230          0           43,250(2)
(Chief Financial Officer)  2001          $125,000          0           87,500(3)
                           2000          $108,239          0                0
Carl M. Good, III          2002                (5)         0          400,000(4)
                           2001                (5)         0                0
                           2000          $117,981          0                0
Douglas Lewis              2002          $126,000          0                0
(Vice President/President  2001          $126,000          0                0
  of USDTL)                2000          $126,000          0                0

(1) Does not include amounts reimbursed for business-related expenses incurred by the executive officers on behalf of the Company.

(2) Reflects additional stock options granted to executive officers by the Company's Board of Directors in January 2002.

(3) Reflects additional stock options granted to executive officers by the Company's Board of Directors in September 2001.

(4) Reflects stock options granted to executive officer by the Company's Board of Directors in June 2002.

(5)  Compensation did not equal or exceed $100,000.



     Stock Option Grants in Last Fiscal Year. In January 2002, the Outside Directors of the Company's Board of Directors granted options to purchase the Company's common stock in the amount of 126,000 (representing 7.8% of total options granted in Fiscal 2002) to Peter Phildius, 66,000 (representing 4.1% of total options granted in Fiscal 2002) to Douglas Scott and 43,250 (representing 2.7% of total options granted in Fiscal 2002) to Jay Leatherman. Such options, which have an exercise price of $1.34 per share, will become exercisable at the rate of 20% per year for five years and will expire on January 18, 2012. In June 2002, the Company's Board of Directors granted options to purchase the Company's common stock in the amount of 400,000 to Carl M. Good which represented 25% of the total options granted in Fiscal 2002. Mr. Good's options, which have an exercise price of $.46 and will expire on June 3, 2012, will become exercisable as follows:

o    200,000 shares at the rate of 20% per year for five years

o 200,000 shares at the earlier of nine and one-half years or upon achieving certain performance objectives established for executive officers

     Option Exercises in Last Fiscal Year and Year-Ended Option Values. No stock options or stock appreciation rights were exercised by the executive officers in Fiscal 2002.

     As of September 30, 2002, the executive officers held options as follows, 3,755,750 of which are in the money:

                                                                     Value of Options
                                                   Options      -----------------------------
                                   Total Options  Exercisable   Exercisable   Not Exercisable
                                   -------------  -----------   -----------   ---------------
      Peter Phildius                2,178,000        968,400    $   720,720     $1,146,600
      Douglas Scott                 1,398,000        764,400        611,520        600,600
       Jay Leatherman                  651,250       231,250        154,700        398,125
       Carl Good                       400,000             0              0
       Douglas Lewis                   250,000        75,000         45,500        182,000

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

     In July 1999, the Company entered into employment agreements with two executives of USDTL. The agreements provide for annual compensation aggregating $226,000 per year, plus cost-of-living increases and bonuses or commissions, as defined. The agreements terminate on July 1, 2004. Expenses under these agreements totaled approximately $238,000 and $232,000 in 2002 and 2001, respectively.

     Director Compensation. During Fiscal 2002, the Company compensated its non-management directors a $5,000 annual retainer, $1,000 for each board meeting attended, $500 for each committee meeting attended and reasonable out-of-pocket travel expenses if they must travel outside of the area to attend the meeting. In addition, each non-management director was granted 30,000 shares of the Company's common stock for the year served as a director. Such options will vest equally over a three-year period and will expire 10 years from the date of grant.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the number of shares of the Company's Common Stock beneficially owned as of December 23, 2002 by (i) each person believed by the Company to be the beneficial owner of more than 5% of the outstanding Company Common Stock; (ii) each director of the Company; (iii) the Company Chief Executive Officer and its four most highly compensated executive officers (other than the Chief Executive Officer) who earn over $100,000 a year; and (iv) all directors and executive officers of the Company as a group. Beneficial ownership by the Company's stockholders has been determined in accordance with the rules promulgated under Section 13(d) of the Securities Exchange Act of 1934, as amended. All shares of the Company Common Stock are owned both of record and beneficially, unless otherwise indicated.

Name and Address of Beneficial Owner (1)                      No. Owned         %
----------------------------------------                      ---------------------
Peter P. Phildius (2)(3)(10)(14)                              4,852,611          7.6
Douglas W. Scott (2)(4)(10)(15)                               3,441,000          5.4
Phildius, Kenyon & Scott("PK&S") (2)(10)                      1,792,595          2.9
Jay C. Leatherman, Jr.(2)(5)                                    280,630            *
Douglas Lewis (2)(6)(16)                                        994,017          1.6
James Groth (2)(7)(17)                                          197,199            *
Neil R.Gordon (2)(8)                                            288,097            *
Charles R. McCarthy (2)(9)                                      223,489            *
GIN99 LLC (11)                                                6,644,970         10.5
G3 Capital (18)                                               3,203,009          5.1
David Brown (12)                                              8,749,913         13.3
Alan Aker (13)                                                3,757,194          5.9
All directors and executive officers
  as a group (3)(4)(5)(6)(7)(8)(9)(10)(14)(15)(16)(17)        8,484,448         13.0

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

(3) Includes 1,668,120 shares of the Company's Common Stock, and options and warrants to purchase 1,391,896 shares of the Company's Common Stock. Also includes the securities of the Company beneficially owned by PK&S as described below in Note 10.

(4) Includes 715,501 shares of the Company's Common Stock, and options and warrants to purchase 932,904 shares of the Company's Common Stock. Also includes the securities of the Company beneficially owned by PK&S as described below in Note 10.

(5) Includes 5,630 shares of the Company's Common Stock, and options and warrants to purchase 275,000 shares of the Company's Common Stock.

(6) Includes 919,017 shares of the Company's Common Stock, and options and warrants to purchase 75,000 shares of the Company's Common Stock.

(7) Includes 74,699 shares of the Company's Common Stock and options to purchase 122,500 shares of the Company's Common Stock.

(8) Includes 90,597 shares of the Company's Common Stock, warrants to purchase 90,000 shares of the Company's Common Stock granted to such director under a consulting agreement to provide services to the Company and options to purchase 107,500 shares of the Company's Common Stock.

(9) Includes 172,655 shares of the Common Stock, and options to purchase 50,834 shares of the Common Stock.

(10) Represents ownership of 1,732,595 shares of the Company's Common Stock, and options and warrants to purchase 60,000 shares of the Company's Common Stock. PK&S is a partnership of which Mr. Phildius and Mr. Scott are general partners.

(11) The address for such entity is GIN99, LLC, 668 North Coast Highway, Laguna Beach, CA 92651. Represents 6,544,970 shares of the Company's Common Stock.

(12) The business address for such person is 4101 Evans Avenue, Fort Meyers, FL 33901. Represents 5,232,056 shares of the Company's Common Stock, preferred stock convertible into 2,142,857 shares of the Common Stock and warrants to purchase 1,375,000 shares of the Common Stock.

(13) The business address for such person is 1445 Northwest Boca Raton, Boca Raton, FL 33432. Represents ownership of 2,307,194 shares of the Company's common stock and warrants to purchase 1,450,000 shares of the Common Stock.

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

(18) The business address for such entity is 4 Galeanna, Foothill Ranch, CA 92610. Represents 2,026,330 shares of the Company's Common Stock and warrants to purchase 1,176,679 shares of the Common Stock

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     PK&S, a 2.9 % beneficial owner of the Company, provided consulting services to the Company from September 1989 to May 1995. On May 28, 1992, the Company entered into a written consulting agreement with PK&S, which reflected the provisions of a previous oral agreement approved by the Company's Board of Directors in October 1990. Pursuant to its arrangement with the Company, PK&S provided the services of each of Messrs. Phildius and Scott to the Company for approximately 20 hours per week.

     On May 19, 1995, the Company's Consulting Agreement ended and was replaced by the Employment Agreements with Messrs. Phildius and Scott (See "Employment Agreements"). As requested by Messrs. Phildius and Scott and approved by the Company's Board of Directors, the salary and benefits provided under the Employment Agreements will be paid directly to PK&S. Under the terms of the current employment agreements with Peter Phildius and Douglas Scott described above, the Company pays their salaries and related expenses directly to PK&S. The aggregate of salaries, fringe benefits and reimbursement of expenses paid to PK&S by the Company on behalf of Messrs. Phildius and Scott for fiscal years 2002 and 2001 totaled $448,727 and $467,344 respectively.

     In October 1996, the Company entered into a consulting agreement with N.R. Gordon & Company, Inc. Neil Gordon, a member of the Company's Board of Directors, is the President of N.R. Gordon and Company, Inc. Under this agreement, N.R. Gordon & Company, Inc. provided financial consulting services for which it received 50,000 warrants at an exercise price of $0.93 per share and is paid $100.00 per hour for all services performed. In addition, N.R. Gordon & Company, Inc. is entitled to receive commissions for certain capital raising services. During Fiscal 1998, Company canceled the 50,000 warrants granted to N.R. Gordon & Company in 1996 and replaced them with 100,000 warrants (of which 50,000 where exercised in October 2001 and the remaining 50,000 do not expire until 2003) to purchase the Company's Common Stock for $.25 per share. No services were provided to the Company under this Agreement during Fiscal 1999 and Fiscal 2000. In March 2001, the Company entered into a new consulting agreement with N.R. Gordon & Company, Inc. for financial consulting services. Under this new agreement, N.R. Gordon and Company, Inc. received warrants to purchase 40,000 shares of the Company's common stock at an exercise price of $.79 per share until February 2006 and is paid $100.00 per hour for services rendered to the Company. Expenses incurred for N.R. Gordon & Company, Inc. amounted to $4,082 in Fiscal 2002 and $3,617 in Fiscal 2001.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:


Exhibit No.                    Document


(F) 3.1     Certificate of Amendment of Certificate of Incorporation.
(C) 4.1     Certificate of Designations, Rights and Preferences of Series B
             Redeemable Convertible Preferred Stock
(D) 4.2     Certificate of Designations, Rights and Preferences of Series C
             Redeemable Convertible Preferred Stock
(E) 4.3     Certificate of Designations, Rights and Preferences of Series D
             Redeemable Convertible Preferred Stock
(A) 10.1    Employment Agreement between MHB and Peter P. Phildius, dated as of
              July 23, 1993.
(B) 10.2    Amended and Restated Employment Agreement between MHB and
             Peter P. Phildius, dated as of August 15, 1994.
(C) 10.3    Form of Subscription Agreement between the Company and parties purchasing preferred stock during Fiscal 1998 and Fiscal 1999
(D)10.4     Form of Subscription Agreement between the Company
             and parties purchasing preferred and common stock during Fiscal 2000, Fiscal 2001 and Fiscal 2002

   21.1     Subsidiaries of the Company
   23.1     Consent of BDO Seidman, LLP
   99.1     Certification pursuant to Section 906 of the Sarbanes-Oxley
             Act of 2002


-------------------------------------------------------------------------------

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

(b)  Reports on Form 8-K:

     Form 8-K dated August 14, 2002 regarding Certification by Chief Executive Officer and Chief Financial Officer under Sarbanes-Oxley Act of 2002 covering quarter ended June 30, 2002. Form 8-K dated August 26, 2002 regarding the pledge of collateral consisting substantially all of the Company's inventory, equipment and accounts receivable in connection with the issuance of a $1.25 Million Promissory Note to Global Capital Funding Group, L.P.





ITEM 14.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and procedures

Based on their evaluation of our disclosure controls and procedures conducted within 90 days of the date of filing this report on Form 10-KSB, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a - 14(c) and 15(d) promulgated under the Securities Exchange Act of 1934) are effective.

(b)  Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                   SIGNATURES

     In accordance with Section 13 of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:December 26, 2002
                                  AVITAR, INC.
                                  (Registrant)

                                  By:      /s/   Peter P. Phildius
                                           -----------------------------------
                                           Peter P. Phildius
                                           Chief Executive Officer



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                                   Title                           Date


/s/     Peter P. Phildius     Chairman of the Board and        December 26, 2002
---------------------------    Chief Executive Officer
Peter P. Phildius           (Principal Executive Officer);
                                     and Director

/s/     Douglas W. Scott     President and Chief Operating     December 26, 2002
---------------------------      Officer and Director
Douglas W. Scott
/s/     J.C. Leatherman, Jr. Chief Financial Officer and       December 26, 2002
---------------------------  Secretary (Principal Financial
J.C. Leatherman, Jr.           and Accounting Officer)

/s/     Neil R .Gordon
---------------------------            Director                December 26, 2002
Neil R. Gordon


---------------------------
/s/     James Groth                    Director                December 26, 2002
James Groth


/s/    Charles R. McCarthy             Director                December 26, 2002
---------------------------
Charles R. McCarthy

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


     The undersigned, Peter P. Phildius, Chief Executive Officer, and Jay C. Leatherman, Jr., Chief Financial Officer of Avitar, Inc each certify that:

1.   We have reviewed this annual report on Form 10-KSB of Avitar, Inc.;

2. Based on our knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on our knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designated such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   Presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies, if any, in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 26, 2002


           /s/ Peter P. Phildius_
         Peter P. Phildius
         Chief Executive Officer



         /s/ Jay C. Leatherman, Jr.
         Jay C. Leatherman, Jr.
         Chief Financial Officer
           (Principal Financial and Accounting
            Officer), Secretary

                          Avitar, Inc. and Subsidiaries


                                                                 Contents


                                                                    F-1


Report of independent certified public accountants                  F-2

Consolidated financial statements:

   Balance sheet                                                    F-3

   Statements of operations                                         F-5

   Statements of stockholders' equity                               F-6

   Statements of cash flows                                         F-7

   Notes to consolidated financial statements                       F-9

Report of Independent Certified Public Accountants



To the Board of Directors and Stockholders
Avitar, Inc.

We have audited the accompanying consolidated balance sheet of Avitar, Inc. and subsidiaries as of September 30, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended September 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avitar, Inc. and subsidiaries as of September 30, 2002, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficit as of September 30, 2002. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ BDO Seidman, LLP

Boston, Massachusetts
November 26, 2002, except
for Note 15 for which the
date is December 11, 2002

                          Avitar, Inc. and Subsidiaries


                           Consolidated Balance Sheet





September 30,                                                              2002
================================================================================

Assets (Note 9)

Current:
 Cash and cash equivalents                                        $     503,204
 Accounts receivable, less allowance for doubtful
     accounts of $61,000 (Notes 4 and 14)                             1,143,996
 Inventories (Note 5)                                                   522,434
 Prepaid expenses and other                                             173,762
--------------------------------------------------------------------------------

  Total current assets                                                2,343,396

Property and equipment, net (Note 6)                                    436,984

Goodwill, net of accumulated amortization of $960,311 (Note 3)        2,139,555

Other assets (Note 7)                                                   222,518
--------------------------------------------------------------------------------

                                                                  $   5,142,453
================================================================================
See accompanying notes to consolidated financial statements.

                          Avitar, Inc. and Subsidiaries


                           Consolidated Balance Sheet


September 30,                                                            2002
================================================================================
Liabilities and Stockholders' Equity

Current liabilities:
 Short-term debt (including $32,063 due to affiliates) (Note 8)    $    472,984
 Accounts payable                                                     1,374,873
 Accrued expenses                                                     1,336,962
 Deferred revenue                                                        35,000
 Current maturities of long-term debt (Note 9)                            9,993
 Current portion of capital lease obligation (Note 10)                   15,341
--------------------------------------------------------------------------------

   Total current liabilities                                          3,245,153

Long-term debt, less current maturities (Note 9)                      1,228,494

Capital lease obligation, less current portion (Note 10)                 17,970

Other liability (Note 11)                                               520,000
--------------------------------------------------------------------------------
   Total liabilities                                                  5,011,617
--------------------------------------------------------------------------------

Commitments and contingencies (Notes 10 and 12)

Stockholders' equity (Note 12):
 Series A, B, C and D convertible preferred stock,
  $.01 par value; authorized 5,000,000 shares; 1,775,330
  shares issued and outstanding, with aggregate liquidation
  value - Series A - $53,458 plus 7% annual dividend;
  Series B - $3,290,024; Series C - $1,073,057;
   Series D-$700,000                                                     17,752
 Common stock, $.01 par value; authorized 100,000,000
  shares; 44,674,215 shares issued and outstanding                      446,742
 Additional paid-in capital                                          41,769,112
 Accumulated deficit                                                (42,102,770)
--------------------------------------------------------------------------------

   Total stockholders' equity                                           130,836
--------------------------------------------------------------------------------
                                                                 $    5,142,453
================================================================================

See accompanying notes to consolidated financial statements.

                          Avitar, Inc. and Subsidiaries


                      Consolidated Statements of Operations




Years ended September 30,                                         2002                 2001
============================================================================================
Sales (Note 14)                                          $   9,617,364         $  6,542,412
--------------------------------------------------------------------------------------------

Operating expenses:
 Cost of sales                                               5,555,014            4,263,355
 Selling, general and administrative                         6,460,234            6,063,923
 Research and development                                    1,488,714            1,958,547
 Amortization of goodwill                                      309,992              298,200
--------------------------------------------------------------------------------------------

  Total operating expenses                                  13,813,954           12,584,025
--------------------------------------------------------------------------------------------
  Loss from operations                                      (4,196,590)          (6,041,613)
--------------------------------------------------------------------------------------------

Other income (expense):
 Interest income                                               101,972                6,687
 Interest expense and financing costs
  (includes $ 5,343 and $3,745 to affiliates) (Note 4)         (78,169)             (57,031)
 Other income, net                                              26,721                2,981
--------------------------------------------------------------------------------------------

  Total other income (expense)                                  50,524              (47,363)
--------------------------------------------------------------------------------------------

Net loss                                                 $  (4,146,066)        $ (6,088,976)
============================================================================================

Basic and diluted net loss per share (Note 12)           $        (.11)        $       (.26)
============================================================================================

See accompanying notes to consolidated financial statements.

                          Avitar, Inc. and Subsidiaries

                 Consolidated Statements of Stockholders' Equity
                                    (Note 12)


                                                                      Preferred Stock              Common Stock        Additional
                                                                   --------------------        --------------------       Paid-in
Years ended September 30, 2002 and 2001                             Shares      Amount         Shares       Amount        Capital
===================================================================================================================================
Balance at September 30, 2000                                  2,062,143      $20,621    30,695,692     $ 306,957    $31,213,838
 Issuance of warrants for services                                     -            -             -             -        137,000
 Sale of common stock, net of expenses                                 -            -     4,886,001        48,860      4,102,540
 Conversion of Series B preferred stock into common stock        (47,709)        (477)      477,094         4,771         (4,294)
 Exercise of stock options                                             -            -       285,000         2,850         73,726
 Sales of Series D preferred stock and warrants                  141,333        1,413             -             -      1,058,585
 Payment of preferred stock dividend                              47,923          479             -             -        371,048
 Acquisition of BJR Security, Inc.                                     -            -       220,555         2,205        247,795
 Value of warrants issued in connection with Series D
  preferred stock sales                                                -            -             -             -        575,000
 Original issue discount on Series D preferred stock                   -            -             -             -        485,000
 Cumulative effect of accounting change for remeasurement of
  original issue discount on preferred stock issuances                 -            -             -             -      1,078,205
Net loss                                                               -            -             -             -              -
-----------------------------------------------------------------------------------------------------------------------------------

Balance at September 30, 2001                                  2,203,690       22,036    36,564,342       365,643     39,338,443
 Issuance of common stock for services                                -             -        42,169           422         26,478
 Sale of common stock and warrants, net of expenses                   -             -     1,973,552        19,736      1,312,865
 Conversion of Series B, C and D preferred stock into
  common stock                                                 (496,529)       (4,965)    3,774,418        37,744        (32,779)
 Exercise of stock options and warrants                               -             -     2,319,734        23,197      1,234,226
 Payment of preferred stock dividend, Series B
  preferred stock                                                68,169           681             -             -        363,906
 Collection of preferred stock subscription receivable                -             -             -             -              -
 Issuance of warrants in connection with long-term
  note payable                                                        -             -             -             -         45,973
 Estimated liability for settlement agreement with financial
  consultant (Note 11)                                                -             -             -             -              -
    Net loss                                                          -             -             -             -              -
-----------------------------------------------------------------------------------------------------------------------------------

Balance at September 30, 2002                                 1,775,330       $17,752    44,674,215     $ 446,742    $41,769,112
===================================================================================================================================

                           Avitar, Inc. and Subsidiaries

                 Consolidated Statements of Stockholders' Equity
                                    (Note 12)(Concluded)

                                                                                  Preferred
                                                                                     Stock
                                                                  Accumulated    Subscription
Years ended September 30, 2002 and 2001                             Deficit       Receivable
===============================================================================================
Balance at September 30, 2000                                    $(28,993,409)       $(60,641)
 Issuance of warrants for services                                          -               -
 Sale of common stock, net of expenses                                      -               -
 Conversion of Series B preferred stock into common stock                   -               -
 Exercise of stock options                                                  -               -
 Sales of Series D preferred stock and warrants                             -               -
 Payment of preferred stock dividend                                 (371,527)              -
 Acquisition of BJR Security, Inc.                                          -               -
 Value of warrants issued in connection with Series D
  preferred stock sales                                              (575,000)              -
 Original issue discount on Series D preferred stock                 (485,000)              -
 Cumulative effect of accounting change for remeasurement of
  original issue discount on preferred stock issuances             (1,078,205)              -
 Net loss                                                          (6,088,976)              -
-----------------------------------------------------------------------------------------------

Balance at September 30, 2001                                     (37,592,117)        (60,641)
 Issuance of common stock for services                                      -               -
 Sale of common stock and warrants, net of expenses                         -               -
 Conversion of Series B, C and D preferred stock into
  common stock                                                              -               -
 Exercise of stock options and warrants                                     -               -
 Payment of preferred stock dividend, Series B preferred stock       (364,587)              -
 Collection of preferred stock subscription receivable                      -          60,641
 Issuance of warrants in connection with long-term note payable             -               -
 Estimated liability for settlement agreement with financial
  consultant (Note 11)                                                                      -
  Net loss                                                         (4,146,066)              -
-----------------------------------------------------------------------------------------------
Balance at September 30, 2002                                    $(42,102,770)      $       -
===============================================================================================

See accompanying notes to consolidated financial statements.

                                       F-6(concluded)

                          Avitar, Inc. and Subsidiaries


                      Consolidated Statements of Cash Flows


Years ended September 30,                                                                  2002                 2001
======================================================================================================================
Cash flows from operating activities:
 Net loss                                                                         $  (4,146,066)        $ (6,088,976)
 Adjustments to reconcile net loss to net cash used in
   operating activities
   Provision for accounts receivable                                                    (51,795)                 556
   Depreciation and amortization                                                        175,765              145,205
   Amortization of goodwill                                                             309,992              298,200
   Common stock issued for services                                                      26,900              137,000
   Changes in operating assets and liabilities excluding effects of purchase of BJR:
     Accounts receivable                                                                224,547             (569,432)
     Inventories                                                                       (278,076)             263,520
     Prepaid expenses and other current assets                                          (13,440)              44,750
     Other assets                                                                       (38,962)              93,679
     Accounts payable and accrued expenses                                              445,617              520,410
     Deferred revenue                                                                  (350,000)             385,000
---------------------------------------------------------------------------------------------------------------------

       Net cash used in operating activities                                         (3,695,518)          (4,770,088)
---------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
 Purchases of property and equipment                                                   (143,903)            (147,217)
 Acquisition of BJR                                                                           -              (50,000)
 Proceeds from sale of equity investment                                                 24,391                    -
 Proceeds from sale of equipment                                                          7,500                    -


       Net cash used in investing activities                                           (112,012)            (197,217)
---------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
 Net proceeds from (repayment of) short-term debt                                       245,584              (57,843)
 Proceeds from (repayments of) notes payable and long-term debt                       1,169,076             (106,958)
 Sales of preferred stock, common stock and warrants                                  1,332,601            5,211,398
---------------------------------------------------------------------------------------------------------------------
 Exercise of stock options and warrants                                               1,257,423               76,576
---------------------------------------------------------------------------------------------------------------------
 Collection of subscription receivable                                                   60,641                7,228

       Net cash provided by financing activities                                      4,065,325            5,130,401
---------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                               257,795              163,096

Cash and cash equivalents, beginning of year                                            245,409               82,313
---------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                                            $     503,204         $    245,409
=====================================================================================================================

See accompanying notes to consolidated financial statements.

                          Avitar, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows
                                   (Concluded)


Years ended September 30,                                                                    2002                 2001
=======================================================================================================================
Supplemental disclosures of cash flow information:
 Cash paid during the year for:
     Interest                                                                       $      47,747         $     40,875
     Taxes                                                                          $           -         $          -

Supplemental schedule of noncash investing and financing activities:

 Fair value of equity instruments recorded in connection with
  financial advisors settlement agreement (Note 11)                                 $     520,000         $          -

 During 2002, 496,529 shares of Series B, C and D preferred stock were converted into 3,774,418 shares of common stock.

 During 2002, 68,169 shares of Series B preferred stock were issued as payment of a preferred stock dividend of $364,587.

 During 2001, the Company acquired all the outstanding capital stock of BJR
  Security, Inc. as follows:
   Fair value of assets acquired                                                    $           -         $     58,929
   Liabilities assumed                                                                          -              (41,843)
   Common stock issued                                                                          -             (250,000)
   Goodwill                                                                                     -              282,914
                                                                                     --------------        -------------

     Cash paid for acquisition                                                      $           -         $     50,000
                                                                                      =============         ============

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

                          Avitar, Inc. and Subsidiaries


                   Notes to Consolidated Financial Statements



1.     Description of Business and Basis Of Presentation

          Avitar, Inc. ("Avitar" or the "Company") through its wholly-owned subsidiaries, Avitar Technologies, Inc. ("ATI"), United States Drug Testing Laboratories, Inc. ("USDTL") and BJR Security, Inc. ("BJR") designs, develops, manufactures and markets diagnostic test and medical products, and provides diagnostic test and contraband detection services. Avitar sells its products and services to employers, diagnostic test distributors, large medical supply companies, governmental agencies, schools and corporations. The Company operates in one reportable segment.

          The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations and has a working capital deficit of $901,757 as of September 30, 2002. The Company raised net proceeds aggregating approximately $2,590,024 during the year ended September 30, 2002 from the sale of stock and exercise of options and warrants. In addition, the Company received net proceeds of approximately $1,127,000 from a long-term note payable. The Company is attempting to obtain additional equity financing (see Note 15). Based upon cash flow projections, the Company believes the anticipated cash flow from operations and most importantly, the expected net proceeds from future equity financings will be sufficient to finance the Company's operating needs until the operations achieve profitability. There can be no assurances that forecasted results will be achieved or that additional financing will be obtained. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

2.     Summary of Significant Accounting Policies
       (Continued)

       Goodwill

          Goodwill resulting from the excess of cost over fair value of net assets acquired is amortized on a straight-line basis over 10 years. The Company evaluates the recoverability and remaining life of its goodwill and determines whether the goodwill should be completely or partially written-off. The Company will recognize an impairment of goodwill if undiscounted estimated future operating cash flows of the acquired business are determined to be less than the carrying amount of the goodwill. If the Company determines that the goodwill has been impaired, the measurement of the impairment will be equal to the excess of the carrying amount of the goodwill over the amount of the fair value of the asset. If an impairment of goodwill were to occur, the Company would reflect the impairment through a reduction in the carrying value of goodwill.

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

       Advertising

          The Company expenses advertising costs as incurred. Advertising expense was approximately $59,000 and $152,000 in fiscal 2002 and 2001, respectively.

2.     Summary of Significant Accounting Policies
       (Continued)


         New Accounting Pronouncements

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

2.     Summary of Significant Accounting Policies
       (Continued)

       New Accounting Pronouncements (Continued)

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

          The Company's previous business combinations were accounted for using the purchase methods. All future business combinations will be accounted for under the purchase method, which may result in the recognition of goodwill and other intangible assets, some of which may subsequently be charged to operations, either by amortization or impairment charges. For purchase business combinations completed prior to June 30, 2001, the net carrying amount of goodwill was $2,139,555 and other intangible assets was $79,996 as of September 30, 2002.
          Amortization expense related to goodwill during the year ended September 30, 2002 was $309,922. The Company expects to adopt SFAS 141 and SFAS 142 in the first quarter of fiscal 2003 and does not expect the adoption of SFAS 141 and SFAS 142 to impact its financial position and results of operations.

2.     Summary of Significant Accounting Policies
       (Continued)

       New Accounting Pronouncements (Continued)

          In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of," and APB Opinion No.30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the Disposal of a Segment of a Business." SFAS
          No. 144 becomes effective for the fiscal years beginning after December 15, 2001. The Company expects to adopt SFAS No. 144 in the first quarter of fiscal 2003 and does not expect the adoption of SFAS No. 144 to impact its financial position and results of operations.

          In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements SFAS Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". SFAS No. 145 rescinds Statement No. 4, "Reporting Gains and Losses from Extinguishments of Debt". and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". SFAS No. 145 also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". SFAS No. 145 amends FASB Statement No. 13, "Accounting for Leases". to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provision of SFAS No.145 related to the rescission of Statement No. 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions of SFAS No. 145 related to Statement No. 13 should be for transactions occurring after May 15, 2002. Early application of the provisions of this Statement is encouraged. The Company does not expect that the adoption of SFAS No. 145 will have a significant impact on its consolidated results of operations, financial position or cash flows.

          In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." This statement superseded EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". Under this statement, a liability or a cost associated with a disposal or exit activity is recognized at fair value when the liability is incurred rather than at the date of an entity's commitment to an exit plan as required under EITF 94-3. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption permitted. The effects of the adoption of SFAS No. 146 will impact future restructuring charges only.

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

          The results of operations for the year ended September 30, 2001 included revenue of $240,000 and a net loss related to the acquired BJR business of approximately $89,000, respectively. Pro forma results have not been included as the impact would not be material.


4.     Accounts Receivable

          In the ordinary course of business, the Company will factor certain receivables with a financial services organization at full recourse against the Company. The Company pays an administration fee of .25% of each purchased receivable and 2% per month of the average daily account balance outstanding. Interest expense charged to operations amounted to approximately $6,209 and $13,300 during the years ended September 30, 2002 and 2001, respectively, related to the factored receivables. At September 30, 2002, no receivables were factored.


5. Inventories Inventories consist of the following:

     September 30,                             2002
     ===============================================

     Raw materials                      $   198,059
     Work-in-process                         96,694
     Finished goods                         227,681
     -----------------------------------------------
                                        $   522,434
     ===============================================

6.     Property and Equipment

          Property and equipment consists of the following:

           September 30,                                                 2002
           --------------------------------------------------------------------

           Equipment                                            $   1,409,860
           Furniture and fixtures                                     230,663
           Leasehold improvements                                      51,540
           Construction in progress                                    46,840
           --------------------------------------------------------------------

           --------------------------------------------------------------------
                                                                    1,738,903

           Less: accumulated depreciation
             and amortization                                       1,301,919
           --------------------------------------------------------------------

                                                                $     436,984
           --------------------------------------------------------------------

          At September 30, 2002, the cost of equipment under capital leases was $91,858 and the related accumulated amortization was $60,407.


7. Other Assets

          Other assets consist of the following:

           September 30,                                                 2002
           --------------------------------------------------------------------

           Patents and licenses                                   $   177,554
           Deposits                                                    10,242
           Deferred financing costs                                   113,520
           Other                                                       18,760
           --------------------------------------------------------------------

                                                                      320,076

           Less accumulated amortization                               97,558
           --------------------------------------------------------------------

           Other assets, net                                      $   222,518
           --------------------------------------------------------------------

8. Short-Term Debt

          Short-term debt consists of the following:

 September 30,                                                             2002
 -------------------------------------------------------------------------------

 Note  payable  to  individual,  interest  at 24%,  interest  and principal  payable at maturity of notes of $100,000 due in June
    2002.  Such note is in default with lender expecting payment as
    the company raises additional capital.                             $100,000

 Note payable to insurance  company,  interest at 8.5%,  payable in
    monthly   installments  of   approximately   $7,826   including
    interest, through May 2003.                                          54,780

 Notes payable to insurance  company,  interest at 8.4%, payable in
    monthly   installments  of  approximately   $2,560  and  $4,508
    including interest, through December 2002.                            7,068

 Notes payable to insurance  company,  interest at 8.5%, payable in monthly installments of approximately $3,932 and quarterly installments of $17,223 including interest, through December
    2002.                                                                25,086

 Note payable to insurance  company,  interest at 9.7%,  payable in monthly  installments of approximately $713 including interest,
    through February 2003.                                                3,987

 Note  payable to  financial  institution,  interest  at 2.0% above prime,  interest and principal  payable at maturity of notes of
    $250,000 due in August 2002. Such note was taken over by the
    FDIC in August 2002 upon the failure of the Lender. Negotiations are taking place with the new owner of the note regarding a method
    for either paying or converting the loan.                           250,000

 Funds advanced from various related parties, interest at 10%.           32,063
 -------------------------------------------------------------------------------

                                                                    $   472,984
================================================================================

9. Long-Term Debt

          Long-term debt consists of the following:

 September 30,                                                             2002
 -------------------------------------------------------------------------------

 Note payable to bank maturing March 2004,
 interest at 5.9%, payable in monthly
 installments of $390, including interest,
 collateralized by specific fixed assets of
 BJR and personal guarantee of BJR's former
 owner.                                                                   6,565

 Note payable to bank maturing January
 2007, interest at 5.3%, payable in monthly
 installments of $568, including interest.                               25,989

 Note  payable  to  Global  Capital   Funding  Group,   L.P.
 maturing   August  2005,   entire   principal   payable  at
 maturity,   interest  at  14%,   payable   quarterly   (see
 description below).                                                  1,205,933

 -------------------------------------------------------------------------------
 Total debt                                                           1,238,487
 Less current maturities                                                  9,993
 -------------------------------------------------------------------------------

 Long-term debt                                                  $    1,228,494
 ===============================================================================

          In August 2002, the Company executed a note payable with Global Capital Funding Group, L.P. in the principal amount of $1,250,000 which is payable at maturity in August 2005. Interest on this note is 14% and is payable quarterly in cash or the Company's common stock at the option of the Company. The Company issued warrants to purchase 675,000 shares of common stock at $.31 per share for five years in connection with this note. The warrants were valued at $45,973 and were recorded as a discount to the note. Fees of approximately $114,000 incurred in connection with securing this loan were recorded as a deferred financing. The collateral pledged by the Company to secure the note include all assets of the Company.

          Maturities of long-term debt are as follows:

 September 30,                                                           Amount
 ------------------------------------------------------------------------------
 2003                                                                $    9,993
 2004                                                                     8,038
 2005                                                                 1,212,135
 2006                                                                     6,537
 2007                                                                     1,784
-------------------------------------------------------------------------------

                                                                     $1,238,487
===============================================================================

10.    Commitments and
       Contingencies

       Leases

          ATI, USDTL and BJR lease office space under non-cancelable operating leases which expire at various dates through 2005. Certain additional costs are incurred in connection with the leases and the leases may be renewed for additional periods. ATI leases certain equipment under capital leases.

          Rental expense under all operating leases charged to operations for the years ended September 30, 2002 and 2001 totaled approximately $692,000 and $624,000, respectively.

10.    Commitments and
       Contingencies
       (Continued)

       Leases  (Continued)

          Future minimum rentals are as follows:

                                                    Capital           Operating
  ------------------------------------------------------------------------------
  2003                                            $  20,084            $695,120
  2004                                               13,752             695,120
  2005                                                  575             303,133
  ------------------------------------------------------------------------------

  Total minimum lease payments                    $  34,411          $1,693,373
                                                                     ===========
  Less amount representing interest                   1,100
  ----------------------------------------------------------

  Present value of net minimum
    lease payments                                   33,311

  Less current portion                               15,341
  ----------------------------------------------------------

  Long-term portion                               $  17,970
  ==========================================================

       Employment Agreements

          The Company entered into employment agreements with its two principal executives, which payments thereunder were subsequently assigned to an affiliate. The agreements provide for annual compensation aggregating $380,000 per year, plus cost-of-living increases and bonuses based upon pre-tax income, as defined or other net income objectives established by the Board of Directors. In the event of a change in control of the Company, the two executives may be entitled to receive up to two times their annual salary plus the most recent annual bonus. The agreements renew automatically on an annual basis and may be terminated upon 60 days written notice by either party. Expenses under these agreements totaled approximately $380,000 in both 2002 and 2001, respectively.

10.    Commitments and Contingency
       (Continued)

          Employment  In  July  1999,  the  Company   entered  into   employment
          agreements with two executives of Agreements USDTL. The agreements provide for annual compensation aggregating $226,000 per year, (Continued) plus cost-of-living increases and bonuses or commissions, as defined. The agreements terminate on July 1, 2004. Expenses under these agreements totaled approximately $238,000 and $232,000 in 2002 and 2001, respectively.

       Retirement

          Plan In February 1998, the Company adopted a defined contribution retirement plan which qualifies under Section 401(k) of the Internal Revenue Code, covering substantially all employees. Participant contributions are made as defined in the Plan agreement. Employer contributions are made at the discretion of the Company. No Company contributions were made in 2002 and 2001.

11.    Other Liability

          As of September 30, 2002, the Company has recorded a liability of $520,000 with a corresponding charge to equity to reflect the fair value of the cost associated with a Settlement Agreement for compensation to the Estate and successors of a financial advisor who provided services to the Company from 1998 to 2001directly related to the raising of capital through issuance of equity instruments. This settlement was finalized in December 2002 and resulted in the issuance of approximately 2,017,000 shares of common stock (subject to various lock-up periods extending to early 2004) and warrants to purchase approximately 1,177,000 shares of the Company's common stock at exercise prices ranging from $0.23 per share to $0.35 per share, exercisable through October 2003 and December 2003, respectively. In the first quarter of fiscal 2003, the Company will issue the shares as settlement of the liability and will record an offsetting increase to stockholders' equity for the fair value of the shares and warrants issued.



12.    Stockholders'
       Equity

       Preferred Stock

          Preferred stock shares outstanding consist of the following;

   September 30,                                                    2002
   =======================================================================

   Series A                                                       53,458
   Series B                                                    1,448,540
   Series C                                                      179,999
   Series D                                                       93,333
   -----------------------------------------------------------------------

   Total                                                       1,775,330
   ======================================================================

12.    Stockholders'
       Equity
       (Continued)

       Preferred Stock (Continued)

          The 53,458 shares of Series A convertible preferred stock issued and outstanding entitle the holder of each share to: convert it, at any time, at the option of the holder, into three shares of common stock subject to antidilution provisions; receive dividends in an amount equal to 110% of the dividends paid on the Company's common stock into which each share is convertible; redeem, in whole or in part, at the Company's option at a price of $1.00 per share if the common stock trades at $3.00 or more per share for a defined period; and receive $1.00 per share plus a liquidating dividend of 7% annually in preference to holders of common stock in the event of liquidation.

          The 1,448,540 shares of Series B convertible preferred stock issued and outstanding entitle the holder of each share to: convert it, at any time, at the option of the holder, into ten shares of common stock subject to antidilution provisions and receive dividends amounting to an annual 8% cash dividend or 10% stock dividend payable in shares of Series B preferred stock computed on the amount invested, at the discretion of the Company. After one year from the date of issuance, the Company may redeem, in whole or in part, the outstanding shares at the offering price in the event that the average closing price of ten shares of the Company's common stock shall equal or exceed 300% of the offering price for any 20 consecutive trading days prior to the notice of redemption; and liquidating distributions of an amount per share equal to the offering price. Undeclared and unpaid dividends amounted to $260,322 and $268,341 at September 30, 2002 and 2001, respectively.

       Preferred Stock

          The 179,999 shares of Series C convertible preferred stock issued and outstanding (Continued) entitle the holder of each share, on each anniversary date of the investment, to convert into the number of shares of common stock derived by dividing the purchase price paid for each share of the preferred stock by the average price of the Company's common stock for the five trading days prior to conversion subject to antidilution provisions and receive royalties of 5% of revenues related to disease diagnostic testing from the preceding fiscal year. There were no royalties earned for the years ended September 30, 2002 and 2001. After one year from the date of investments the Company may redeem in whole or in part, into shares of the Company's common stock derived by dividing the redemption price, as defined, by the average closing price of the Company's common stock for the five trading days prior to the redemption date, and liquidating distributions of an amount per share equal to the amount of unpaid royalties due to the holder in the event of liquidation.

          The 93,333 shares of Series D convertible preferred stock issued and outstanding entitle the holder of each share to convert it, at any time, at the option of the holder, into ten shares of common stock subject to anti-dilution provisions. After one year from the date of issuance, the Company may redeem, in whole or in part, the outstanding shares at the offering price in the event that the average closing price of ten shares of the Company's common stock shall equal or exceed 300% of the offering price for any 20 consecutive trading days prior to the notice of redemption; and liquidating distributions of an amount per share equal to the offering price. The shares of the Series D convertible preferred stock were issued with a conversion price below the common stock's quoted value, and as a result, an original issue discount of $485,000 was recorded and included in the earnings per share calculation for the year ended September 30, 2001.

       Common  Stock PurchaseWarrants

          The Company has outstanding warrants entitling the holders to purchase one share of common stock at the applicable exercise price. During fiscal 2002, warrants were exercised for 2,214,734 and warrants covering 335,600 shares were cancelled or expired. During fiscal 2001, no warrants were exercised and warrants covering 2,050,000 shares were cancelled or expired. In fiscal 2002 and 2001, warrants covering 4,334,754 and 8,925,465 shares were issued, respectively, primarily in connection with common stock and preferred stock issuances. The value of warrants issued in connection with long-term note payable in fiscal 2002 was approximately $46,000 and the value of the warrants issued in connection with preferred stock sales amounted to $575,000 for fiscal 2001. These amounts are recorded and included in the earnings per share calculation. The following is a summary of shares issuable upon the exercise of warrants (all of which are exercisable) at September 30, 2002.


                                                                        Exercise             Shares          Expiration
                                                                          Price             Issuable            Date
----------------------------------------------------------------------------------------------------------------------------
 Warrants issued to consultant for services provided                     $.25                50,000             2003

 Warrants issued in connection with services in 1999                     $.26 -$.75         274,400             2003 - 2004

 Warrants issued in connection with repaid
    notes payable                                                        $.28               400,000             2003

 Warrants issued in connection with preferred
   stock issuance in 2000                                               $2.45-$6.05         450,334             2002 - 2003

 Warrants issued in connection with preferred
   stock issuance in 2001                                               $1.13             1,413,330             2004

 Warrants issued in connection with common
   stock issuance in 2001                                                $.68-$1.50       5,593,121             2003-2004

 Warrants issued in connection with loans made
   in 2001                                                               $.70                 7,500             2004

 Warrants issued in connection with services in 2001                     $.68-$2.26         609,974             2004-2006

 Warrants issued in connection with common
   stock issuances in 2002                                               $.68-$1.38       3,211,224             2004-2005

 Warrants issued in connection with long-term
    note payable in 2002                                                 $.68               675,000             2007


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

          During fiscal 1995, the Company adopted a directors' plan, (the "Directors' Plan"). Under the Directors' Plan, each nonmanagement director is to be granted options covering 5,000 shares of common stock initially upon election to the Board, and each year in which he/she is elected to serve as a director. In fiscal 2001, the Company adopted a compensation plan for outside directors that provides for each nonmanagement director to receive options covering 100,000 shares of common stock upon initial election to the Board and to receive annual grants of 30,000 shares of common stock at the fair market value on the date of grant which vest over three years. During fiscal 2001, options covering 182,500 shares of common stock were granted to outside directors to cover the requirements of this new compensation plan and options covering 15,000 shares of common stock were granted under the Directors' Plan. During fiscal 2002 options covering 90,000 shares of common stock were granted to outside directors.


..

12.    Stockholders' Equity
       (Continued)

       Stock Options (Continued)

          During  fiscal  2002  and  2001,   1,620,750  and  2,840,000  options,
          respectively, were granted primarily to employees and directors of the Company with exercise prices equal to the stock's fair value on the issue date. Of the options issued in fiscal 2002, 1,370,750 were granted outside of the Company's established plans to management with half of these options beginning to vest on the anniversary date of the grant at a rate of 20% per year and half of these options vesting the earlier of 9 1/2 years from grant date, retirement of optionee who has attained 65 years of age, or attainment of certain performance objectives. During fiscal 2002, 1,581,200 options held by employees of the Company were cancelled or expired and 105,000 options held by employees were exercised.

          A summary of option transactions is as follows:

                                             Shares              Price
 ===========================================================================
 Outstanding at September 30, 2000         9,148,348       $ .17 - $  7.38

 Cancelled/expired                          (759,200)        .20 -    1.36
 Exercised                                  (285,000)        .20 -     .35
 Granted                                   2,840,000         .66 -    1.25
 ----------------------------------------------------------------------------

 Outstanding at September 30, 2001        10,944,148         .17 -    7.38

 Cancelled/expired                        (1,594,000)        .66 -    7.38
 Exercised                                  (105,000)        .28 -     .35
 Granted                                   1,620,750         .28 -    1.34
 ----------------------------------------------------------------------------

 Outstanding at September 30, 2002        10,865,898        $.17 - $  3.19
 ----------------------------------------------------------------------------

12.    Stockholders' Equity
       (Continued)

       Stock Options

          The  following  tables  summarize   information  about  stock  options
          outstanding and (Continued) exercisable at September 30, 2002:

                                                 Options Outstanding
                                 -----------------------------------------------------
                                                        Weighted-
                                    Number               Average          Weighted-
             Range of           Outstanding at          Remaining          Average
             Exercise            September 30,         Contractual        Exercise
              Prices                 2002             Life (years)          Price
======================================================================================
         $    0   - $ 0.20            147,300               4.3              $  0.20
           0.25   -   0.28          1,245,000               4.9                 0.25
           0.32   -   0.59          4,152,848               6.9                 0.35
           0.66   -   0.95          1,124,000               9.0                 0.74
           1.09   -   1.36          1,993,750               7.9                 1.27
           1.71   -   2.24            557,000               6.9                 2.23
           2.38   -   3.19          1,646,000               7.6                 2.80

--------------------------------------------------------------------------------------
         $ 0.17   - $ 3.19         10,865,898              6.79              $  1.12
======================================================================================

                                                 Options Exercisable
                                ------------------------------------------------------
                                                        Weighted-
                                    Number               Average          Weighted-
              Range of          Outstanding at          Remaining          Average
              Exercise           September 30,         Contractual        Exercise
               Prices                2002             Life (years)          Price
======================================================================================
         $    0   - $ 0.20            147,300               4.3              $  0.20
           0.25   -   0.28            910,000               3.5                 0.25
           0.35   -   0.59          1,359,118               6.2                 0.35
           0.66   -   0.95            248,733               8.8                 0.81
           1.09   -   1.36            379,000               7.2                 1.29
           1.71   -   2.24            182,600               6.9                 2.22
           2.38   -   3.19            413,400               7.6                 2.78

--------------------------------------------------------------------------------------
         $ 0.17   - $ 3.19          3,640,151              6.36              $  1.13
======================================================================================

12.    Stockholders'
       Equity
       (Continued)

       Stock Options(Continued)

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

    Years ended September 30,                                   2002                2001
    ======================================================================================
    Net loss                     As reported          $   (4,146,066)     $   (6,088,976)
                                 Pro forma            $   (5,329,893)     $   (7,198,264)

    Loss per share               As reported          $         (.11)     $        (.26)
                                 Pro forma            $         (.13)     $        (.30)


          In determining the pro forma amounts above, the Company estimated the fair value of each option granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2002 and 2001: dividend yield of 0% for both years and expected volatility of 85% for 2002 and 81.59% for 2001, risk free rates ranging from 3.31% to 5.29% for 2002 and 3.87% to 5.39% for 2001, and expected lives of 5-9 years for 2002 and 2001.

          The weighted average fair value of options granted in fiscal 2002 and 2001 was $0.47 and $0.69, respectively.

12.    Stockholders' Equity
       (Continued)

       Earnings  Per Share

          The following data show the amounts used in computing earnings per share:

 September 30,                                               2002                2001
=======================================================================================
 Net loss                                          $   (4,146,066)     $   (6,088,976)
 Less:
 Preferred stock dividends                               (382,040)           (383,756)
 Value of warrants issued in
   connection with Series D preferred
   stock sales                                                  -            (575,000)
 Original issue discount on Series D preferred
    stock sales                                                 -            (485,000)
 Cumulative effect of accounting changes
   for remeasurement of original issue
   discount on preferred stock sales                            -          (1,078,205)
 --------------------------------------------------------------------------------------

 Loss available to common stockholders
   used in basic and diluted EPS                   $   (4,528,106)     $   (8,610,937)
 ======================================================================================

 Weighted average number of common
    shares outstanding                                  42,675,660          32,553,839
 ======================================================================================

12.    Stockholders'
       Equity
       (Continued)

       Earnings Per Share

          The following table summarizes securities that were outstanding as of September 30, 2002 and 2001, but not included in the calculation of diluted net loss per share (Continued) because such shares are antidilutive:

 September 30,                                  2002                2001
 ========================================================================

 Stock options                            10,865,898          10,944,148
 Convertible preferred stock              19,179,104          20,094,419
 Stock warrants                           12,684,883          10,900,199


13.    Income Taxes

          No provision for Federal income taxes has been made for the years ended September 30, 2002 and 2001, due to the Company's operating losses. At September 30, 2002, the Company has unused net operating loss carryforwards of approximately $40,000,000 including approximately $11,000,000 acquired from ATI which expire at various dates through 2022. Most of this amount is subject to annual limitations due to various "changes in ownership" that have occurred over the past few years. Accordingly, most of the net operating loss carryforwards will not be available to use in the future.

          As of September 30, 2002 and 2001, the deferred tax assets related to the net operating loss carryforwards have been fully offset by valuation allowances, since the utilization of such amounts is uncertain.

14.    Major Customers and Suppliers

          Customers in excess of 10% of total sales are:

 Years ended September 30,                          2002                2001
 -----------------------------------------------------------------------------

 Customer A                                   $  977,000         $   704,000
 Customer B                                   $2,092,800            $766,000

          At September 30, 2002, accounts receivable from major customers totaled approximately $170,000.

          The Company's current suppliers of certain key material components are the only vendors that meet the Company's specifications for such components. The loss of these suppliers could have a material adverse effect on the Company.


15.    Subsequent Events

          Subsequent to year end, the Company received proceeds amounting to approximately $125,000 in connection with the sale of 625,000 shares of common stock. In addition, 1,452,342 shares of Series B convertible preferred stock were converted into 14,453,420 shares of common stock and $200,000 of Series C convertible preferred stock was converted into 625,000 shares of common stock. On December 11, 2002, the Company settled the liability described in Note 11 and issued 2,016,590 shares of common stock and warrants to purchase 1,176,679 shares of common stock at exercise prices ranging from $0.23 to $0.35 per share with expiration dates in October 2003 and December 2003.

                                  Exhibit Index


Exhibit No.                   Document


(F) 3.1     Certificate of Amendment of Certificate of Incorporation.
(C) 4.1     Certificate of Designations, Rights and Preferences of Series B
             Redeemable Convertible Preferred Stock
(D) 4.2     Certificate of Designations, Rights and Preferences of Series C
             Redeemable Convertible Preferred Stock
(E) 4.3     Certificate of Designations, Rights and Preferences of Series D
             Redeemable Convertible Preferred Stock
(A) 10.1    Employment Agreement between MHB and Peter P. Phildius, dated as of
              July 23, 1993.
(B) 10.2    Amended and Restated Employment Agreement between MHB and
             Peter P. Phildius, dated as of August 15, 1994.
(C) 10.3    Form of Subscription Agreement between the Company and parties purchasing preferred stock during Fiscal 1998 and Fiscal 1999
(D)10.4     Form of Subscription Agreement between the Company
             and parties purchasing preferred and common stock during Fiscal 2000, Fiscal 2001 and Fiscal 2002

   21.1     Subsidiaries of the Company
   23.1     Consent of BDO Seidman, LLP


-------------------------------------------------------------------------------

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