Form 10QSB
period 2002-12-31
AVITAR INC /DE/
filed 2003-02-14
CIK 814008

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2002.

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

                            COMMON STOCK: 65,288,605
                             AS OF FEBRUARY 12, 2003

Transitional Small Business Disclosure Format
(Check One):               [  ] Yes ;       [x] No



                               Page 1 of 22 pages
                        Exhibit Index appears on page 20

                                TABLE OF CONTENTS


                                                                            Page


PART I:  FINANCIAL INFORMATION                                                3


 Item 1   Consolidated Financial Statements
             Balance Sheet                                                    4
             Statements of Operations                                         5
             Statement of Stockholders' Equity                                6
             Statements of Cash Flows                                         7
             Notes to Consolidated Financial Statements                       8


 Item 2   Management's Discussion and Analysis or Plan of Operation          11

 Item 3   Procedures and Controls                                            14

PART II: OTHER INFORMATION                                                   15

 Item 2  Changes in Securities and Use of Proceeds                           16


 Item 6  Exhibits and Reports on Form 8-K                                    16


SIGNATURES                                                                   16

CERTIFICATIONS                                                               18

EXHIBIT INDEX                                                                20

                          PART I FINANCIAL INFORMATION


Item 1.     FINANCIAL STATEMENTS

                          Avitar, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                December 31, 2002
                                   (Unaudited)

--------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                  $215,459
Accounts receivable                                         951,511
    Inventories                                             750,206
Prepaid expenses and other                                   78,811
                                                         ----------
Total current assets                                      1,995,987

PROPERTY AND EQUIPMENT, net                                 386,157
  GOODWILL, net                                           2,139,555
   OTHER ASSETS                                             207,950
                                                         ----------
          Total                                          $4,729,649
                                                         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable                                          $  435,062
Accounts payable                                          1,780,128
Accrued expenses                                          1,319,304
Deferred revenue                                             69,100
Current portion of long-term debt                            20,618
                                                         ----------
Total current liabilities                                 3,624,212

LONG TERM DEBT, LESS CURRENT PORTION                      1,244,623
                                                         ----------
Total liabilities                                         4,868,835
                                                         ----------

COMMITMENTS

STOCKHOLDERS' EQUITY:
Series A, B, C and D convertible preferred
 stock, $.01 par value; authorized 5,000,000
 shares; 236,202 shares issued and  outstanding               2,361
Common Stock, $.01 par value; authorized
 100,000,000 shares; 63,051,241 shares issued
 and outstanding                                            630,513
Additional paid-in capital                               42,339,496
Accumulated deficit                                     (43,111,556)
                                                        ------------
Total stockholders' equity                                 (139,186)
                                                        ------------
          Total                                         $ 4,729,649
                                                        ============

See accompanying notes to consolidated financial statements.

                          Avitar, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)

----------------------------------------------------------------------------------------------------
                                                               THREE MONTHS ENDED DECEMBER 31,
                                                  --------------------------------------------------
                                                               2002                        2001
                                                         --------------                 ------------

SALES                                                      $1,873,799                    $3,242,414
                                                         -------------                  ------------
OPERATING EXPENSES
Cost of sales                                               1,190,167                     1,637,841
Selling, general and administrative                         1,344,248                     1,508,918
Research and development                                      273,128                       392,155
Amortization of goodwill                                           --                        77,498
                                                         -------------                  ------------
Total operating expenses                                    2,807,543                     3,616,412
                                                         -------------                  ------------

LOSS FROM OPERATIONS                                         (933,744)                     (373,998)
                                                         -------------                  ------------

OTHER INCOME (EXPENSE)
Interest expense and financing costs                          (76,123)                      (20,575)
Other income (expense)                                          1,095                        16,167
                                                         -------------                  ------------
Total other expense                                           (75,028)                       (4,408)
                                                         -------------                  ------------

     NET LOSS                                             $(1,008,772)                    $(378,406)
                                                         =============                  ============

BASIC AND DILUTED NET LOSS PER SHARE (Note 6):                 $(0.02)                       $(0.01)
                                                              ========                      ========

WEIGHTED AVERAGE
NUMBER OF COMMON SHARES OUTSTANDING                        49,959,035                    38,769,464
                                                         =============                  ============


See accompanying notes to consolidated financial statements.

                          Avitar, Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Equity
                      Three Months Ended December 31, 2002
                                   (Unaudited)


                                                          Preferred Stock                  Common Stock
                                                                                                                    Additional
                                                     Shares          Amount            Shares         Amount      paid-in capital
----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2002                 1,775,330          $17,752        44,674,215       $446,742          $41,769,112

Sale of common stock and warrants                    --               --           625,000          6,250              118,750

Issuance of common stock for services                --               --           227,778          2,278               47,722

Issuance of common stock for interest on
long term debt                                                                     198,864          1,989               41,761

Conversion of Series B and Series C
preferred stock into common stock            (1,539,133)         (15,391)       15,308,794        153,088             (137,697)

Payment of preferred stock dividend,
 Series B preferred stock                             5               --                --             --                   14

Issuance of common stock and warrants
for settlement of financial consultant fees                    2,016,590         20,166              499,834

     Net loss                                        --               --                --             --                   --
---------------------------------------       ----------       ----------     -------------     ----------        -------------

Balance at December 31, 2002                    236,202           $2,361        63,051,241       $630,513          $42,339,496
---------------------------------------       ----------       ----------     -------------     ----------        -------------

                          Avitar, Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Equity
                      Three Months Ended December 31, 2002
                              (Unaudited)(continued


                                                            Accumulated
                                                              deficit
-------------------------------------------------------------------------

Balance at September 30, 2002                             ($42,102,770)

Sale of common stock and warrants                                   --

Issuance of common stock for services                               --

Issuance of common stock for interest on long term debt

Conversion of Series B and Series C
preferred stock into common stock                                   --

Payment of preferred stock dividend,
 Series B preferred stock                                          (14)

Issuance of common stock and warrants
for settlement of claim financial consultatant fees

     Net loss                                               (1,008,772)
-------------------------------------                      -------------

Balance at December 31, 2002                              ($43,111,556)
-------------------------------------                      -------------



See accompanying notes to consolidated financial statements.

                          Avitar, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                 THREE MONTHS ENDED DECEMBER 31,
                                                          ----------------------------------------
                                                               2002                        2001
                                                          -------------                -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                    ($1,008,772)                 ($378,406)
Adjustments to reconcile net loss to net cash used in
 operating activities
  Depreciation and amortization                                  54,196                     47,020
  Amortization of goodwill                                           --                     77,498
  Common stock for services                                      50,000
  Common stock for interest on long-term debt                    43,750
  Gain from sale of equity investment                                --                    (13,391)
  Changes in operating assets and liabilities:
      Accounts receivable                                       192,485                    134,261
      Inventories                                              (227,772)                  (196,720)
      Prepaid expenses and other current assets                  94,951                     46,611
      Other assets                                               14,560                      9,592
      Accounts payable and accrued expenses                     387,597                    305,847
      Deferred revenue                                           34,100                   (352,102)
                                                            -----------                -----------
      Net cash used in operating activities                    (364,905)                  (319,790)
                                                            -----------                -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment                             (3,360)                   (41,286)
Proceeds from sale of equity investment                             --                     24,391
                                                            -----------                -----------
      Net cash used in investing activities                     (3,360)                   (16,895)
                                                            -----------                -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of notes payable and long-term debt                  (44,480)                   (50,840)
Sales of common stock, preferred stock and warrants            125,000                    661,001
Stock subscription receivable                                       --                     35,000
Exercise of stock options and warrants                              --                     33,750
                                                            -----------                -----------

      Net cash provided by financing activities                 80,520                    678,911
                                                            -----------                -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          (287,745)                   342,226

CASH AND CASH EQUIVALENTS, beginning of the period             503,204                    245,409
                                                            -----------     ----------------------

CASH AND CASH EQUIVALENTS, end of the period                  $215,459                   $587,635
                                                            ===========     ======================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period:
 Income taxes                                                  $    --                     $   --
     Interest                                                  $12,058                     $7,302


See accompanying notes to consolidated financial statements.

                          AVITAR, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
===============================================================================

1.   BASIS OF PRESENTATION

          Avitar,  Inc.  (the  "Company" or "Avitar")  through its  wholly-owned subsidiary Avitar Technologies, Inc. ("ATI") develops, manufactures, markets and sells diagnostic test products and proprietary hydrophilic polyurethane foam disposables fabricated for medical, diagnostics, dental and consumer use. During the first quarter of Fiscal 2003, the Company continued the development and marketing of innovative point of care oral fluid drugs of abuse tests, which use the Company's foam as the means for collecting the oral fluid sample. United States Drug Testing Laboratories, Inc. ("USDTL"), a wholly-owned subsidiary of Avitar, operates a certified laboratory and provides specialized drug testing services primarily utilizing hair and meconium as the samples. Through its wholly-owned subsidiary, BJR Security, Inc. ("BJR"), the Company provides specialized contraband detection and education services.

          The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-QSB and Regulation S-B (including Item 310(b) thereof). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2002 are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 2003. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended September 30, 2002.

          The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations and has a working capital deficit as of December 31, 2002 of $1,628,225. The Company raised net proceeds aggregating approximately $2,590,000 during the fiscal year ended September 30, 2002 from the sale of stock and the exercise of options and warrants. In addition, the Company received net proceeds of approximately $1,127,000 from a long-term note payable. During the three months ended December 31, 2002, the Company raised approximately $125,000 from the sale of common stock. Based upon cash flow projections, the Company believes the anticipated cash flow from operations and most importantly, the proceeds from future equity financings will be sufficient to finance the Company's operating needs until the operations achieve profitability. There can be no assurances that forecasted results will be achieved or that additional financing will be obtained. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.   INVENTORIES

          At December 31, 2002, inventories consist of the following:

          Raw Materials                                         $234,118
          Work-in-Process                                        166,958
          Finished Goods                                         349,130
                                                               ---------
                   Total                                        $750,206
                                                                ========


3.   MAJOR CUSTOMERS

          Customers in excess of 10% of total sales are:

                                    Three Months Ended December 31,
                                          2002                      2001
                                    ----------------          ---------------

          Customer A                 $        *                $1,590,820
          Customer B                      330,364                       *
          Customer C                      404,950                       *


               *Customer was not in excess of 10% of total sales.

4.   Settlement Agreement

          As of September 30, 2002 the Company recorded a liability of $520,000 with a corresponding charge to equity to reflect the fair value of the cost associated with a Settlement Agreement for compensation to the Estate and successors of a financial advisor who provided services to the Company from 1998 to 2001directly related to the raising of capital through issuance of equity instruments. On December 11, 2002, the Company settled this liability and issued 2,016,590 shares of common stock and warrants to purchase 1,176,679 shares of common stock at exercise prices ranging from $0.23 to $0.35 per share with expiration dates in October 2003 and December 2003. The Company recorded an offsetting increase of $520,000 to stockholders' equity for the fair value of the shares and warrants issued.


5.   Common and Preferred Stock

          During the quarter ended December 31, 2002, the Company sold 625,000 shares of the Company's common stock and received proceeds of approximately $ 125,000. In connection with the sale of the common stock, the Company issued to the holders of the common stock warrants to purchase 625,000 shares of the Company's common stock at an exercise price of $.30 per share which expire in three years. For the three months ended December 31, 2002, the Company issued 2,244,368 shares of the Company's common stock for services and the settlement of the liability described in Note 4. As payment of the $43,750 of interest due on the long-term note to Global Capital Funding Group, LP, the Company issued 198,864 shares of the Company's common stock.

          For the three months ended December 31, 2002, holders of Series A, B and C convertible preferred stock converted 1,539,133 shares of preferred stock into 15,308,794 shares of the Company's common stock thereby eliminating a majority of the Series B preferred stock. Preferred stock dividends related to the Series B convertible preferred stock for the three months ended December 31, 2002 amounted to $14. As of December 31, 2002, the total amount of unpaid and undeclared dividends was $1,524, which reflected the decrease related to the reduction of Series B preferred stock from the conversion.

6.  EARNINGS PER SHARE

          The following data show the amounts used in computing earnings per share:

                                                2002                2001
                                           ---------------     -------------
      Net loss                              $( 1,008,772)       $(   378,406)
      Less:
         Preferred Stock Dividends           (        14)       (     93,616)
                                           ---------------     -------------

      Net loss available to common
         Shareholders used in basic and
              diluted EPS                   $( 1,008,786)        $(  472,022)
                                            =============      =============

      Weighted average number of
         common shares outstanding            49,959,035          38,769,464
                                          ================     ==============



7.  SUBSEQUENT EVENTS

         Since December 31, 2002, holders of Series C convertible preferred stock converted 91,667 shares of preferred stock into 2,200,000 shares of the Company's common stock.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
---------------------------------------------------------------------------

     The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing elsewhere in this report.

Results of Operations

Revenues

     Sales for the three months ended December 31, 2002 were $1,873,799 compared to $3,242,414 for the corresponding period of the prior year. The reduction of $1,368,615, or approximately 42%, for the three months ended December 31, 2002 reflected the decrease of approximately $1,600,000 in sales of its OralScreenTM products to one major customer that was obligated to fulfill the initial terms of its product purchase agreement with Avitar during the quarter ended December 31, 2001; partially offset by an increase of approximately $200,000 in sales of products and services to other customers.

Operating Expenses

     Cost of sales for the three months ended December 31, 2002 were approximately 64% of sales compared to the cost of sales of approximately 51% of sales for the three months ended December 31, 2001. The change for the first quarter of Fiscal 2003 is mainly the result of the decrease in sales described above.

     Selling, general and administrative expenses for the three months ended December 31,2002 decreased $ 164,670, or approximately 11%, to $1,344,248 from $1,508,918 for the corresponding period of the prior year. The decrease for the three-month period ended December 31, 2002 primarily resulted from the reduction in sales and marketing expenses.

     Expenses for research and development for the three months ended December 31, 2002 amounted to $273,128 versus $392,155 for the corresponding period of the prior year. The decrease of $119,027, or approximately 30%, primarily reflects the reduction in development costs of the reading instrument for the Company's OralScreen products.

     For the three months ended December 31, 2002, no amortization of goodwill was recorded compared to $77,498 for the three months ended December 31, 2001. The change is a result of the recent changes in the accounting for goodwill.

Other Income and Expense

     Interest expense and financing costs were $76,123 for the three months ended December 31, 2002 compared to $20,575 incurred during the three months ended December 31, 2001. The increase resulted primarily from interest expense on the proceeds received from a short-term note in June 2002 and the long-term loan completed in August 2002.

     For the three months ended December 31, 2002, other income amounted to $1,095 compared to other income of $16,167 for the three months ended December 31, 2001. The quarter ended December 31, 2001 included approximately $13,000 from the sale of an equity investment.


Net Loss

     Primarily as a result of the factors described above, the Company had a net loss of $1,008,772 for the three months ended December 31, 2002, as compared to net loss of $378,406 for the three months ended December 31, 2001. The loss per share was $.02 per basic and diluted share for the three months ended December 31, 2002. The loss per share was $.01 per basic and diluted share for the three months ended December 31, 2001.

Financial Condition and Liquidity

     At December 31, 2002 and September 30, 2002 the Company had working capital deficiencies of $1,628,225 and $901,757, respectively, and cash and cash equivalents of $215,459 and $503,204 respectively. Net cash used in operating activities during the three months ended December 31, 2002 amounted to $364,905 resulting primarily from a net loss of $1,008,772, an increase in inventories of $227,772; partially offset by depreciation and amortization of $54,196, common stock for services and interest of $93,750, a decrease in accounts receivable of $192,485, a decrease in prepaid expenses and other current assets of $94,951, a decrease in other assets of $14,560, increases in accounts payable and accrued expenses of $387,597 and an increase in deferred income of $34,100. Net cash provided by financing and investing activities during the three months ended December 31, 2002 amounted to $77,160 proceeds from the sale of common stock and warrants of $125,000; offset in part by the repayment of notes payable and long term debt of $44,480 and purchases of property and equipment of $3,360.

     Since October 2002, the Company received proceeds of approximately $125,000 from the sale of 625,000 shares of the Company's common stock and warrants to purchase 625,000 shares of the Company's common stock at exercise prices of $.30 per share for a period of three years. The Company plans to raise sufficient capital from sales of equity and/or debt securities to reach profitability and expand the Company's business. The Company plans to use the proceeds from these financings to provide working capital and capital equipment funding to operate the Company, to expand the Company's sales and marketing efforts, to further develop and enhance the ORALscreen drug screening systems and to explore applications for its oral fluid technology in the in-vitro diagnostic testing market. However, there can be no assurance that these financings will be achieved.

     For the balance of fiscal year 2003, the Company's cash requirements are expected to include primarily the funding of operating losses, the payment of outstanding accounts payable, the repayment of certain notes payable, the funding of operating capital to grow the Company's drugs of abuse testing products and services and the continued funding for the development and enhancement of the ORALscreen product line.

     The Company believes that a significant opportunity exists for its ORALscreen products in the drugs-of-abuse testing market. However, during the first quarter of Fiscal 2003, the Company was capital constrained and therefore, was restricted in its ability to invest in the resources necessary to increase its revenues during this period. With a portion of the additional capital described above, the Company feels that it will be able to employ the necessary resources to realize revenue growth during the remainder of Fiscal 2003. Based on current sales, expense and cash flow projections, the Company believes that the current level of cash and cash-equivalents on hand and most importantly, a portion of the anticipated net proceeds from the financing mentioned above would be sufficient to fund operations until the Company achieves profitability. There can be no assurance that the Company will consummate the above-mentioned financing, or that any or all of the net proceeds sought thereby will be
obtained.  Once  the  Company  achieves  profitability,   the  longer-term  cash
requirements of the Company to fund operating activities, purchase capital equipment, expand the existing business and develop new products are expected to be met by the anticipated cash flow from operations and proceeds from the financings described above. However, because there can be no assurances that sales will materialize as forecasted, management will continue to closely monitor and attempt to control costs at the Company and will continue to actively seek the needed additional capital.

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

Recent Accounting Pronouncements

     At December 31, 2002, the Company has two stock based compensation plans (one employee and one non-employee director's plan). The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net loss, as the options granted under those plans had an exercise price equal to, or greater than, the market value of the underlying common stock on the date of the grant. In accordance with FASB Statement No. 148, Accounting for Stock-Based Compensation
- Transition and Disclosure, beginning in the quarter ending March 31, 2003, the Company will adopt the disclosure requirements of FASB No. 148.


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



ITEM 3. CONTROLS AND PROCEDURES

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

                            PART II OTHER INFORMATION


ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

     During the quarter ended December 31, 2002, the Company sold to private investors 625,000 shares of the Company's common stock and received cash proceeds of approximately $125,000. In connection with the sale of this common stock, the Company issued to the holders of the common stock warrants to purchase 625,000 shares of the Company's common stock at an exercise price of $.30 per share which expire in three years. On December 11, 2002, the Company issued 2,016,590 shares of the Company's common stock to G3 Capital, LLC as settlement for compensation to the Estate and successors of a financial consultant who provided services the Company from 1998 to 2001 directly related to the raising of capital through issuance of equity instruments. Also during the quarter ended December 31, 2002, the Company issued 27,778 shares of the Company's common stock as payment for consulting services. The exemption for registration of these securities is based upon Section 4(2) of the Securities Act.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit No.                                       Document
     99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b) Reports on Form 8-K:

         None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  AVITAR, INC.
                                  (Registrant)




Dated:  February 13, 2003         /S/ Peter P. Phildius
                                  -----------------------------------
                                  Peter P. Phildius
                                  Chairman and Chief
                                  Executive Officer
                                  (Principal Executive Officer)



Dated:  February 13, 2003         /S/ J.C. Leatherman, Jr.
                                  ---------------------------
                                  J.C. Leatherman, Jr.
                                  Chief Financial Officer
                                  (Principal Accounting and
                                  Financial Officer)

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

                             AS ADOPTED PURSUANT TO

                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


    The undersigned, Peter P. Phildius, Chief  Executive Officer, and  Jay
C. Leatherman, Jr., Chief Financial Officer of Avitar, Inc each certify that:

1. We have reviewed this quarterly report on Form 10-QSB of Avitar, Inc.;

2. Based on our knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on our knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  Presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies, if any, in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003

/s/ Peter P.Phildius
---------------------
Peter P. Phildius
Chief Executive Officer

/s/ Jay C. Leatherman, Jr
--------------------------
Jay C. Leatherman, Jr.
Chief Financial Officer (Principal Financial and
   Accounting Officer), Secretary