Form 10QSB
period 2003-03-31
AVITAR INC /DE/
filed 2003-05-15
CIK 814008

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003.

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

                            COMMON STOCK: 72,108,143
                                AS OF May 9, 2003

Transitional Small Business Disclosure Format
(Check One):               [  ] Yes ;       [x] No



                               Page 1 of 22 pages
                        Exhibit Index appears on page 20

                                TABLE OF CONTENTS


                                                                            Page


PART I:  FINANCIAL INFORMATION                                                3


 Item 1   Consolidated Financial Statements
             Balance Sheet                                                    4
             Statements of Operations                                         5
             Statement of Stockholders' Equity                                6
             Statements of Cash Flows                                         7
             Notes to Consolidated Financial Statements                       8


 Item 2   Management's Discussion and Analysis or Plan of Operation          11

 Item 3   Procedures and Controls                                            14

PART II: OTHER INFORMATION                                                   15

 Item 2  Changes in Securities                                               16

 Item 6  Exhibits and Reports on Form 8-K                                    16


SIGNATURES                                                                   16

CERTIFICATIONS                                                               18

EXHIBIT INDEX                                                                20

                          PART I FINANCIAL INFORMATION
Item 1.     FINANCIAL STATEMENTS

                          Avitar, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                      03/31
                                   (Unaudited)
------------------------------------------------------------------------------

ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                          $   93,012
Accounts receivable, net                                              813,934
  Inventories                                                         781,497
Prepaid expenses and other current assets                              60,580
                                                                   -----------
Total current assets                                                1,749,023

PROPERTY AND EQUIPMENT, net                                           337,296
GOODWILL, net                                                       1,489,555
 OTHER ASSETS                                                         425,379
                                                                   -----------
 Total Assets                                                      $4,001,253
                                                                   ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Notes payable                                                      $  682,113
Accounts payable                                                    1,477,807
Accrued expenses                                                    1,235,172
Deferred income                                                        65,500
Current portion of long-term debt                                      19,072
                                                                   -----------
Total current liabilities                                           3,479,664

LONG TERM DEBT, LESS CURRENT PORTION                                1,259,943
                                                                   -----------
Total liabilities                                                   4,739,607
                                                                   -----------

  COMMITMENTS

STOCKHOLDERS' DEFICIT:
Series B, C and D convertible preferred stock, $.01 par
 value; authorized 5,000,000 shares; 136,202 shares issued
 and outstanding                                                        1,361
Common Stock, $.01 par value; authorized 100,000,000 shares;
72,108,143 shares issued and outstanding                              721,081
Additional paid-in capital                                         43,384,592
Accumulated deficit                                               (44,845,388)
                                                                   -----------
Total stockholders' deficit                                          (738,354)
                                                                   -----------
Total Liabilities and Stockholders' Deficit                        $4,001,253
                                                                   ===========




See accompanying notes to consolidated financial statements.

                          Avitar, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------
                                                      THREE MONTHS ENDED MARCH 31,               SIX MONTHS ENDED MARCH 31,
                                                  ---------------------------------------------------------------------------
                                                       2003               2002                    2003            2002
                                                  ---------------------------------------------------------------------------
SALES                                              $1,415,473         $2,231,119              $3,289,272          $5,473,533
                                                  ------------       ------------            ------------        ------------
OPERATING EXPENSES
Cost of sales                                         943,430          1,509,049               2,133,597           3,146,890
Selling, general and administrative expenses        1,190,048          1,599,040               2,534,296           3,107,958
Research and development expenses                     236,683            275,035                 509,811             667,190
Amortization of goodwill                                    -             77,498                       -             154,996
                                                  ------------       ------------            ------------        ------------

Total operating expenses                            2,370,161          3,460,622               5,177,704           7,077,034
                                                  ------------       ------------            ------------        ------------

LOSS FROM OPERATIONS                                 (954,688)        (1,229,503)             (1,888,432)         (1,603,501)
                                                  ------------       ------------            ------------        ------------

OTHER INCOME (EXPENSE)
Interest expense and financing costs                 (128,921)           (19,218)               (205,044)            (39,793)
Other income (expense), net                              (223)             3,536                     872              19,703
                                                  ------------                               ------------        ------------
                                                                     ------------
Total other expense, net                             (129,144)           (15,682)               (204,172)            (20,090)
                                                  ------------       ------------            ------------        ------------

LOSS BEFORE CUMULATIVE EFFECT OF A
CHANGE IN ACCOUNTING PRINCIPLE (Note 7)           (1,083,832)        (1,245,185)             (2,092,604)         (1,623,591)

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
    PRINCIPLE                                        (650,000)                 -                (650,000)                  -

                                                  ------------       ------------            ------------        ------------
     NET LOSS                                     $(1,733,832)       $(1,245,185)            $(2,742,604)        $(1,623,591)
                                                  ============       ============            ============        ============
BASIC AND DILUTED LOSS PER SHARE BEFORE
 CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
 PRINCIPLE                                             $(0.02)            $(0.03)                 $(0.04)             $(0.04)
                                                  ============       ============            ============        ============

BASIC AND DILUTED LOSS PER SHARE AFTER
CUMMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
PRINCIPLE                                              $(0.03)            $(0.03)                 $(0.05)             $(0.04)
                                                  ============       ============            ============        ============

WEIGHTED AVERAGE
NUMBER OF COMMON SHARES OUTSTANDING                67,938,589         42,638,768              57,721,739          40,706,019
                                                  ============       ============            ============        ============


See accompanying notes to consolidated financial statements.

                          Avitar, Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Deficit
                         Six Months Ended March 31, 2003
                                   (Unaudited)

--------------------------------------------------------------------------------------------------------------------
                                                                    Preferred Stock

                                                         Shares          Amount            Shares         Amount
--------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2002                         1,775,330          $17,752        44,674,215       $446,742

Sale of common stock and warrants                             -                -           662,364          6,624

Issuance of common stock for services                         -                -           833,246          8,332

Issuance of common stock for interest on
long-term debt                                                                             490,627          4,906

Conversion of Series B and Series C
preferred stock into common stock                    (1,639,133)         (16,391)       17,701,101        177,011

Payment of preferred stock dividend, Series
B preferred stock                                             5                -                 -              -

Discount and beneficial conversion
 related to issuance of common stock in
 connection with  convertible notes                                                      5,730,000         57,300

Issuance of common stock and warrants
for settlement of financial consultant fees                                              2,016,590         20,166

     Net loss                                                 -                -                 -              -
----------------------------------------------------------------   --------------  ----------------  -------------

Balance at March 31, 2003                               136,202           $1,361        72,108,143       $721,081
----------------------------------------------------------------   --------------  ----------------  -------------


See accompanying notes to consolidated financial statements.

                          Avitar, Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Deficit
                         Six Months Ended March 31, 2003
                                   (Unaudited)
                                   (Continued)

---------------------------------------------------------------------------------------
                                                                          Common Stock
                                                           Additional      Accumulated
                                                      paid-in capital          deficit
---------------------------------------------------------------------------------------
Balance at September 30, 2002                          $41,769,112        ($42,102,770)

Sale of common stock and warrants                          125,680                   -

Issuance of common stock for services                      170,278                   -

Issuance of common stock for interest on
long-term debt                                              82,594

Conversion of Series B and Series C
preferred stock into common stock                         (160,620)                  -

Payment of preferred stock dividend, Series
B preferred stock                                               14                 (14)

Discount and beneficial conversion
 related to issuance of common stock in
 connection with  convertible notes                        897,700

Issuance of common stock and warrants
for settlement of financial consultant fees                499,834

     Net loss                                                    -          (2,742,604)
-------------------------------------------------------------------  ------------------

Balance at March 31, 2003                              $43,384,592        ($44,845,388)
-------------------------------------------------------------------  ------------------

See accompanying notes to consolidated financial statements.

                          Avitar, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

----------------------------------------------------------------------------------------------------
                                                                      SIX MONTHS ENDED MARCH 31,
                                                                  ----------------------------------
                                                                      2003                  2002
                                                                  ----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                           $(2,742,604)         $(1,623,591)
Adjustments to reconcile net loss to
 net cash used in operating activities:
  Cumulative effect of a change in accounting principle                650,000                    0
  Depreciation and amortization                                        116,948              107,729
  Amortization of goodwill                                                   0              154,996
  Gain from sale of equity investment and equipment                          0              (18,943)
  Common stock for services                                             60,000               26,900
  Common stock for interest on long-term debt                           87,500                    0
  Changes in operating assets and liabilities:
     Accounts receivable                                               330,062              125,135
     Inventories                                                      (259,063)             (19,982)
     Prepaid expenses and other current assets                         113,182                1,535
     Other assets                                                       48,329               18,227
     Accounts payable and accrued expenses                               1,142             (181,558)
     Deferred revenue                                                   30,500             (385,000)
                                                                   ------------         ------------
       Net cash used in operating activities                        (1,564,004)          (1,794,552)
                                                                   ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment                                     (6,459)            (114,043)
Proceeds from sale of equity investment                                      0               24,391
Proceeds from sale of equipment                                              0                7,500
                                                                   ------------         ------------
       Net cash used in investing activities                            (6,459)             (82,152)
                                                                   ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Sales of common stock, preferred stock and warrants                    132,304            1,306,000
Exercise of warrants and stock options                                       0            1,257,423
Stock subscription receivable                                                0               35,000
Proceeds from (repayment of) notes payable and long-term debt        1,027,967              (36,745)

                                                                   ------------         ------------
       Net cash provided by financing activities                     1,160,271            2,561,678
                                                                   ------------         ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (410,192)             684,974

CASH AND CASH EQUIVALENTS, beginning of the period                     503,204              245,409
                                                                   ------------         ------------

CASH AND CASH EQUIVALENTS, end of the period                       $    93,012          $   930,383
                                                                   ============         ============
NON CASH TRANSACTIONS:
Common stock issued for deferred financing                            $118,610                   $-
Common stock and warrants issued for settlement of
 financial consultant fees                                            $520,000                   $-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period:
      Interest                                                     $    21,303          $    12,734


See accompanying notes to consolidated financial statements.

  AVITAR, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
===============================================================================

1.   BASIS OF PRESENTATION

     Avitar, Inc. (the "Company" or "Avitar") through its wholly-owned subsidiary Avitar Technologies, Inc. ("ATI") develops, manufactures, markets and sells diagnostic test products and proprietary hydrophilic polyurethane foam disposables fabricated for medical, diagnostics, dental and consumer use. During the first half of Fiscal 2003, the Company continued the development and marketing of innovative point of care oral fluid drugs of abuse tests, which use the Company's foam as the means for collecting the oral fluid sample. United States Drug Testing Laboratories, Inc. ("USDTL"), a wholly-owned subsidiary of Avitar, operates a certified laboratory and provides specialized drug testing services primarily utilizing hair and meconium as the samples. Through its wholly-owned subsidiary, BJR Security, Inc. (`BJR"), the Company provides specialized contraband detection and education services.

     The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting, the instructions to Form 10-QSB and Regulation S-B (including Item 310(b) thereof). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 2003. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended September 30, 2002.

     The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations and has a working capital deficit of $1,730,639 as of March 31, 2002. The Company raised net proceeds aggregating approximately $2,590,000 during the fiscal year ended September 30, 2002 from the sale of stock and the exercise of options and warrants. In addition, the Company received net proceeds of approximately $1,127,000 from a long-term note payable. During the six months ended March 31, 2003, the Company raised approximately $132,000 from the sale of common stock and received net proceeds of approximately $817,000 from long-term notes payable. Based upon cash flow projections, the Company believes the anticipated cash flow from operations and most importantly, proceeds from future equity financings will be sufficient to finance the Company's operating needs until the operations achieve profitability. There can be no assurances that forecasted results will be achieved or that additional financing will be obtained. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


2.   INVENTORIES

     At March 31, 2003, inventories consist of the following:

         Raw Materials                                         $210,778
         Work-in-Process                                        247,460
         Finished Goods                                         323,259
                                                              ---------
                  Total                                        $781,497
                                                               ========

3.   MAJOR CUSTOMERS

     Customers in excess of 10% of total sales are:

                     Three Months Ended March 31,     Six Months Ended March 31,
                     ----------------------------     --------------------------
                        2003         2002                2003             2002
                        ----         ----                ----             ----
     Customer A     $183,332      $339,360             $513,697               *
     Customer B        *                 *                    *      $1,977,910
     Customer C        *           263,165              418,790               *



                           * Customer was not in excess of 10% of total sales.

4.   LONG-TERM DEBT

     In February 2003, the Company executed notes payable with private individuals in the principal amount of $955,000 which are payable at maturity in February 2008. These notes are senior subordinated obligations of the Company bearing interest at the rate of 15% per annum. Interest on the outstanding principal amount at the rate of 10% is payable quarterly in cash. The balance of 5% per annum will accrue until maturity. Each note holder received 6 shares of the Company's common stock for each dollar of principal in the note for a total of 5,730,000 shares. These notes and any accrued and unpaid interest due thereon, are convertible into the common stock of the Company at a conversion price of $.207 per share, subject to adjustments. In conjunction with the issuance of these notes, the Company paid a placement agent $87,000 in cash, issued 573,000 shares of the Company's common stock and warrants to purchase 461,353 shares of the Company's common stock at an exercise price of $.207 per share, subject to adjustments, which have been recorded as deferred financing costs of deferred financing costs of approximately $162,400. The fair value of the shares issued to the note holders and the beneficial conversion feature of the convertible notes was accounted for in accordance with Emerging Issues Task Force ("EITF") No. 00-27 which resulted in a discount of $955,000 and was recorded as a discount on the notes. Accordingly, the face value of the notes was discounted to $0. As of March 31, 2003, $19,767 of the discount has been amortized and the carrying value of the debt was $19,967. The discount will be amortized to interest expense over the five-year life of the debt. The shares issuable upon conversion of the notes are subject to shareholder approval. If shareholder approval is not obtained, the notes can be called requiring immediate repayment with the remaining discount on the notes expensed in full. Placement fees of approximately $251,000 incurred in connection with securing these loans were recorded as a deferred financing charge.

5.   SETTLEMENT AGREEMENT

     As of September 30, 2002, the Company recorded a liability of $520,000 with a corresponding charge to equity to reflect the fair value of the cost associated with a Settlement Agreement for compensation to the Estate and successors of a financial advisor who provided services to the Company from 1998 to 2001 directly related to the raising of capital through issuance of equity instruments. On December 11, 2002, the Company settled this liability and issued 2,016,590 shares of common stock and warrants to purchase 1,176,679 shares of common stock at exercise prices ranging from $0.23 to $0.35 per share with expiration dates in October 2003 and December 2003. The Company recorded an offsetting increase of $520,000 to stockholders' equity for the fair value of the shares and warrants issued.


6.   COMMON AND PREFERRED STOCK

     During the six months ended March 31, 2003, the Company sold 662,364 shares of the Company's common stock and received proceeds of approximately $132,000. In connection with the sale of the common stock, the Company issued to the holders of the common stock warrants to purchase 625,000 shares of the Company's common stock at an exercise price of $.30 per share, which expire in three years. For the six months ended March 31, 2003, the Company issued 2,849,836 shares of the Company's common stock for services, including the placement agent services described in Note 4, and the settlement of the liability described in
Note 5. As payment of the $87,500 of interest due on the long-term note to Global Capital Funding Group, LP, the Company issued 490,627 shares of the Company's common stock. In addition, the Company issued common stock in connection with the long-term notes discussed in Note 4.

     For the six months ended March 31, 2003, holders of Series A, B and C convertible preferred stock converted 1,639,133 shares of preferred stock into 17,701,101 shares of the Company's common stock thereby eliminating a majority of the Series B preferred stock. Preferred stock dividends related to the Series B convertible preferred stock for the six months ended March 31, 2003 amounted to $14. As of March 31, 2003, the total amount of unpaid and undeclared dividends was $1,940. The decrease was a result of the reduction of Series B preferred stock from the conversion.






7. GOODWILL

     Effective October 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, during Fiscal 2003. SFAS No. 142 requires among other things, that companies no longer amortize goodwill, but test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with guidelines in SFAS 142. SFAS 142 is required to be applied to all goodwill and other intangible assets regardless of when those assets were initially recognized. As of October 1, 2002, the Company's goodwill of $2,139,555 was composed of $1,901,435 associated with the acquisition of USDTL in 1999 and $238,120 associated with the acquisition of BJR in 2001. As a result of the transitional impairment tests, the USDTL acquisition was determined to be impaired by an independent evaluations which relied on present value of future cash flows contained in an offer to purchase USDTL and market price comparisons of sales multiples for companies engaged in a similar business to USDTL. The difference in value of $650,000 is being reported as the cumulative effect of change in accounting principle for the period ended March 31, 2003. No adjustment to the $238,120 balance of goodwill associated with the BJR acquisition was deemed necessary as of March 31, 2003.

         The effect on reported net loss due to the cumulative effect of change in accounting principle and discontinuance of goodwill amortization is as follows:

 Six months ended March 31,                                     2003                2002
 -------------------------------------------------------------------------------------------
  Reported Net Loss                                        $(2,742,604)         $(1,623,591)
  Cumulative effect of change in accounting
   principle                                                   650,000                    -
  Goodwill amortization                                              -              154,996
                                                            -------------        ----------
  Adjusted net loss before cumulative effect
   of change in accounting principle and
   excluding 2002 goodwill amortization                    $(2,092,604)         $(1,468,595)
                                                           =============       =============
Basic and diluted earnings per share as reported              $(.05)                $(.04)
  Cumulative effect of change in accounting
   principle                                                    .01                     -
  Goodwill amortization                                           -                     -
                                                             ------------         ---------
Basic and diluted earnings per share before
  cumulative effect of change in accounting
  principle and excluding 2002 goodwill
  amortization                                                $(.04)                $(.04)
                                                             ========             ========


8.  EARNINGS PER SHARE

     The following data show the amounts used in computing earnings per share:

                                            Three Months Ended March 31,             Six Months Ended March 31,
                                                2003                2002                 2003           2002
                                        --------------------- ----------------  ---------------- ------------------
         Net loss                            $(1,733,832)        $(1,245,185)         $(2,742,604)  $(1,623,591)
         Less:Preferred Stock
            dividends                         (      406)         (   92,475)          (      854)   (  186,091)
                                              -----------         -----------          -----------    ----------
         Loss available to
               common
               stockholders  used
               in basic and
               diluted EPS                   $(1,734,238)        $(1,337,660)         $(2,743,458)  $(1,809,682)
                                              ===========       =============        =============   ============

         Weighted average
             number of
             common shares
             outstanding                      67,938,589          42,638,768           57,721,739    40,706,019
                                              ==========         ===========          ============   ==========


 9.  STOCK OPTIONS

     We account for our stock-based compensation plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and comply with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation- Transition and Disclosure. No stock-based employee compensation cost was reflected in net loss, as all options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

     The following table illustrates, in accordance with the provisions of SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, the effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


                                                                  Six Months Ended March 31,
                                                                    2003             2002
------------------------------------------------------------ ----------------  ------------------------
Loss available to common shareholders                        $ (2,743,458)    $ (1,809,682)
Add: stock based employee compensation expense
     Included in reported net loss, net of tax                          -                -
Deduct: total stock based employee compensation expense
     determined under the fair value based method for
     all awards, net of tax                                    (  591,914)       ( 573,279)
Pro forma net loss                                          $  (3,335,372)     $(2,382,961)
Loss per share:
Basic - as reported                                         $        (0.5)     $      (.04)
Basic - pro forma                                                    (0.6)            (.06)
Diluted - as reported                                                (0.5)            (.04)
Diluted - pro forma                                                  (0.6)            (.06)

The fair value of the Company's stock-based option awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

                                          March 31,                 March 31,
                                           2003                      2002
                                      ------------------       ---------------
Risk free interest rate                3.3 - 5.3 %                3.3-5.3%
Expected dividend yield                    -                         -
Expected lives                           3 - 10 years              3 - 10 years
Expected volatility                        85%                      85%





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

RESULTS OF OPERATIONS

Revenues

     Sales for the three months ended March 31, 2003 decreased $815,646, or approximately 37%, to $1,415,473 from $2,231,119 for the corresponding period of the prior year. For the six months ended March 31, 2003, sales decreased $2,184,261, or approximately 40%, to $3,289,272 from $5,473,533. The reduction for the three and six months ended March 31, 2003 primarily reflects the decrease in sales of its ORALscreen(TM) products especially to one major customer that purchased inventory during the quarter and six months ended March 31, 2002 of approximately $200,000 and $1,978,000, respectively.

Operating Expenses

     Cost of sales for the three months ended March 31, 2003 were approximately 67% of sales which compares to the cost of sales of 68% for the three months ended March 31, 2002. For the six months ended March 31, 2003, the cost of sales were 65% compared to 57% of sales for the same period of Fiscal 2002. The change for the six months ended March 31, 2003 is mainly the result of the decrease in sales of the higher margin ORALscreen products.

     Selling, general and administrative expenses for the three months ended March 31, 2003 decreased $408,992, or approximately 26%, to $1,190,048 from $1,599,040 for the corresponding period of the prior year. For the six months ended March 31, 2003, selling, general and administrative expenses decreased $573,662 or approximately 18%, to $2,534,296 from $3,107,958 for the six months ended March 31, 2002. The decrease for the three and six months ended March 31, 2002 reflected an overall cost reduction effort to adjust to the decrease in revenues described above.

     Expenses for research and development for the three months ended March 31, 2003 amounted to $236,683 compared to $275,035 for the corresponding period of the prior year. For the six months ended March 31, 2003, expenses for research and development were $509,811 versus $667,190 for the six months ended March 31, 2002. The change for the three and six months ended March 31,2003 was primarily attributable to the reduction in development costs of the reading instrument for the Company's OralScreen products.

     For the three months and six months ended March 31, 2003, no amortization of goodwill was recorded compared to $77,498 and $154,996, for the three and six months ended March 31, 2002, respectively. The Company implemented FAS 142 which called for ceasing amortization on assets with indefinite lives. Assets determined to have indefinite lives are subject to impairment test annually. Refer to Note 7 for the cumulative effect of a change in accounting principle for a description of impairment of goodwill.

     Other Income and Expense

     No interest income was earned for the three and six months ended March 31, 2003 or March 31, 2002.

     Interest expense and financing costs were $128,921 for the three months ended March 31, 2003 compared to $19,218 incurred during the three months ended March 31, 2002. For the six months ended March 31, 2003, interest expense and financing costs were $205,044 versus $39,793 for the same period in the prior year. The change for the three and six months ended March 31, 2003 primarily reflects the interest expense and financing costs associated with the short-term note issued in June 2002, a long-term loan completed in August 2002 and the long-term notes issued in February 2003.

     For the three months ended March 31, 2003, other expense amounted to $223 as compared to other income of $3,536 for the three months ended March 31, 2002. Other income for the six months ended March 31, 2003 was $872 versus other income of $19,703 for the corresponding period of the prior year. The six months ended March 31, 2002 included approximately $18,000 from the sale of excess equipment and an equity investment.


     Cumulative Effect of a Change in Accounting Principle

     For the quarter ended March 31, 2003, the Company, in accordance with its adoption of SFAS 142 on October 1, 2002, recorded a $650,000 impairment of goodwill associated with the acquisition of USDTL in 1999. Refer to Note 7 of the financial statements for a complete description of this adjustment to goodwill.

     Net Loss

     Primarily as a result of the factors described above, the Company had a net loss of $1,733,832, $ .03 per basic and diluted share, for the quarter ended March 31, 2003, as compared to a net loss of $1,245,185, $ .03 per basic and diluted share, for the quarter ended March 31, 2002. For the six months ended March 31, 2003, the Company had a net loss of $2,742,604, $.05 per basic and diluted share, versus a net loss of $1,623,591, $.04 per basic and diluted share, for the six months ended March 31, 2002.


FINANCIAL CONDITION AND LIQUIDITY

     At March 31, 2003, the Company had a working capital deficit of $1,730,639 and cash and cash equivalents of $93,012. Net cash used in operating activities during the six months ended March 31, 2003 amounted to $1,564,004 resulting primarily from a net loss of $2,742,604 and an increase in inventories of $259,063; partially offset by depreciation and amortization of $116,948, impairment of goodwill of $650,000, a payment of common stock for services of $60,000, a payment of common stock for interest of $87,500, a decrease in accounts receivable of $330,062, a decrease in prepaid expenses and other current assets of $113,182 and a decrease in other assets of $48,329, an increase in accounts payable and accrued expenses of $1,142 and an increase in deferred income of $30,500. Net cash provided by financing and investing activities during the six months ended March 31, 2003 amounted to $1,153,812 which included proceeds from the sale of common stock and warrants of $132,304, proceeds from the notes payable and long-term debt of $1,027,967; offset in part by purchases of property and equipment of $6,459.

     Since October 2002, the Company received proceeds of approximately $132,000 from the sale of 662,364 shares of the Company's common stock and warrants to purchase 625,000 shares of the Company's common stock at exercise prices of $.30 per share for a period of three years. In February 2003, the Company received net proceeds of approximately $817,000 from the issuance of convertible notes. These notes are senior subordinated obligations of the Company bearing interest at the rate of 15% per annum. Interest on the outstanding principal amount at the rate of 10% is payable quarterly in cash. The balance of 5% per annum will accrue until maturity. Each note holder received 6 shares of the Company's common stock for each dollar of principal in the note. These notes and any accrued and unpaid interest due thereon, are convertible into the common stock of the Company at a conversion price of $.207 per share, subject to adjustments. In conjunction with the issuance of these notes, the Company paid a placement agent $87,000 in cash, 573,000 shares of the Company's common stock and warrants to purchase 461,353 shares of the Company's common stock at an exercise price of $.207 per share, subject to adjustments. The value of the shares issued to the note holders was approximately $955,000 and was recorded as a discount on the notes. Placement fees of approximately $251,000 incurred in connection with securing these loans were recorded as a deferred financing charge.

     The Company is aggressively seeking additional capital and needs to raise $1,000,000 immediately with plans to raise an additional $3,000,000 during the remainder of 2003 from the sales of equity and/or debt securities. The Company plans to use the proceeds from these financings to provide working capital and capital equipment funding to operate the Company, to expand the Company's business, to further develop and enhance the ORALscreen drug screening systems and to explore applications for its oral fluid technology in the in-vitro diagnostic testing market. However, there can be no assurance that these financings will be achieved.

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

     Operating revenues are expected to remain level during Fiscal 2003 due primarily to current economic conditions. Based on current sales, expense and cash flow projections, the Company believes that the current level of cash and cash-equivalents on hand and most importantly, a portion of the anticipated net proceeds from the financing mentioned above would be sufficient to fund operations until the Company achieves profitability. There can be no assurance that the Company will consummate the above-mentioned financing, or that any or all of the net proceeds sought thereby will be obtained. Once the Company achieves profitability, the longer-term cash requirements of the Company to fund operating activities, purchase capital equipment, expand the existing business and develop new products are expected to be met by the anticipated cash flow from operations and proceeds from the financings described above. However, because there can be no assurances that sales will materialize as forecasted, management will continue to closely monitor and attempt to control costs at the Company and will continue to actively seek the needed additional capital.

     As a result of the Company's recurring losses from operations and working capital deficit, the report of its independent certified public accountants relating to the financial statements for Fiscal 2002 contains an explanatory paragraph stating substantial doubt about the Company's ability to continue as a going concern. Such report states that the ultimate outcome of this matter could not be determined as of the date of such report (November 26, 2002). The Company's plans to address the situation are presented above. However, there are no assurances that these endeavors will be successful or sufficient.

RECENT ACCOUNTING PRONOUNCEMENTS

     At March 31, 2003, the Company has two stock based compensation plans (one employee and one non-employee director's plan). The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net loss, as the options granted under those plans had an exercise price equal to, or greater than, the market value of the underlying common stock on the date of the grant. In accordance with FASB Statement No. 148, Accounting for Stock-Based Compensation
- Transition and Disclosure, beginning in the quarter ended March 31, 2003, the Company adopted the disclosure requirements of FASB No. 148.

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

ITEM 3.           CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and procedures

Based on their evaluation of our disclosure controls and procedures conducted within 90 days of the date of filing this report on Form 10-QSB, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a - 14(c) and 15(d) promulgated under the Securities Exchange Act of 1934) are effective.

(b)  Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.



                            PART II OTHER INFORMATION

ITEM 2.           CHANGE IN SECURITIES

     During the quarter ended March 31, 2003, the Company sold to accredited investors notes in the principal amount of $955,000 which are payable at maturity in February 2008. These notes are senior subordinated obligations of the Company bearing interest at the rate of 15% per annum. Interest on the outstanding principal amount at the rate of 10% is payable quarterly in cash. The balance of 5% per annum will accrue until maturity. In conjunction with these notes, the Company issued 6,303,000 shares of the Company's common stock to the note holders and placement agent. The placement agent received a 7% cash commission and a 2% unallocated expense allowance for a total cash payment of $87,000. These notes and any accrued and unpaid interest due thereon, are convertible into the common stock of the Company at a conversion price of $.207 per share, subject to adjustments. The exemption for registration of these securities is based upon Section 4(2) of the Securities Act.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

 Exhibit No.                    Document
 4.1    Form of Senior Subordinated Promissory Note Issued in February 2003

 4.2    Form of Subscription Agreement Dated February 6, 2003

 99.1   Certification Pursuant to 18 U.S.C. Section 1350, as
        Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



(b) Reports on Form 8-K:

     On March 3, 2003, the Company filed a current report on Form 8-K concerning a press release issued in reliance on Rule 135c.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  AVITAR, INC.
                                  (Registrant)




Dated:  May 14, 2003              /S/ Peter P. Phildius
                                  -----------------------------------
                                  Peter P. Phildius
                                  Chairman and Chief
                                  Executive Officer
                                  (Principal Executive Officer)



Dated:  May 14, 2003              /S/ J.C. Leatherman, Jr.
                                  ---------------------------
                                  J.C. Leatherman, Jr.
                                  Chief Financial Officer
                                  (Principal Accounting and
                                  Financial Officer)

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

Date: May 14, 2003

/s/ Peter P.Phildius
---------------------
Peter P. Phildius
Chief Executive Officer

/s/ Jay C. Leatherman, Jr
--------------------------
Jay C. Leatherman, Jr.
Chief Financial Officer (Principal Financial and
   Accounting Officer), Secretary