Form 10KSB/A
period 2002-09-30
AVITAR INC /DE/
filed 2003-07-02
CIK 814008

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-KSB/A1

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2002
                          ------------------


                         Commission file number: 1-15695


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


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:


Exhibit No.                    Document



    3.1     Complete copy of Certificate of Incorporation, as amended.
    3.2     Complete copy of Bylaws, as amended
(C) 4.1     Certificate of Designations, Rights and Preferences of Series B
             Redeemable Convertible Preferred Stock
(D) 4.2     Certificate of Designations, Rights and Preferences of Series C
             Redeemable Convertible Preferred Stock
(E) 4.3     Certificate of Designations, Rights and Preferences of Series D
             Redeemable Convertible Preferred Stock
(A) 10.1    Employment Agreement between MHB and Peter P. Phildius, dated as of
              July 23, 1993.
(B) 10.2    Amended and Restated Employment Agreement between MHB and
             Peter P. Phildius, dated as of August 15, 1994.
(C) 10.3    Form of Subscription Agreement between the Company and parties purchasing preferred stock during Fiscal 1998 and Fiscal 1999
(D)10.4     Form of Subscription Agreement between the Company
             and parties purchasing preferred and common stock during Fiscal 2000, Fiscal 2001 and Fiscal 2002

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

                                   SIGNATURES

     In accordance with Section 13 of the Exchange Act, the Registrant caused this amended Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 2, 2003
                                  AVITAR, INC.
                                  (Registrant)

                                  By:      /s/  J.C. Leatherman, Jr.
                                           -----------------------------------
                                           J.C. Leatherman, Jr.
                                           Chief Financial Officer (Principal
                                           Financial and Accounting
                                           Officer), Secretary

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


     The undersigned, Peter P. Phildius, Chief Executive Officer, of Avitar, Inc certifies that:

1. I have reviewed this amended annual report on Form 10-KSB/A of Avitar, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this amended annual report, fairly present in all material respects the financial condition, results of operations and cash flows of registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies, if any, in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 30, 2003


           /s/ Peter P. Phildius_
         Peter P. Phildius
         Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


     The undersigned, Jay C. Leatherman, Jr., Chief Financial Officer of Avitar, Inc certifies that:

1. I have reviewed this amended annual report on Form 10-KSB/A of Avitar, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this amended annual report, fairly present in all material respects the financial condition, results of operations and cash flows of registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies, if any, in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 30, 2003


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

                                  Exhibit Index


Exhibit No.                   Document



    3.1     Complete copy of Certificate of Incorporation, as amended.
    3.2     Complete copy of Bylaws, as amended
(C) 4.1     Certificate of Designations, Rights and Preferences of Series B
             Redeemable Convertible Preferred Stock
(D) 4.2     Certificate of Designations, Rights and Preferences of Series C
             Redeemable Convertible Preferred Stock
(E) 4.3     Certificate of Designations, Rights and Preferences of Series D
             Redeemable Convertible Preferred Stock
(A) 10.1    Employment Agreement between MHB and Peter P. Phildius, dated as of
              July 23, 1993.
(B) 10.2    Amended and Restated Employment Agreement between MHB and
             Peter P. Phildius, dated as of August 15, 1994.
(C) 10.3    Form of Subscription Agreement between the Company and parties purchasing preferred stock during Fiscal 1998 and Fiscal 1999
(D)10.4     Form of Subscription Agreement between the Company
             and parties purchasing preferred and common stock during Fiscal 2000, Fiscal 2001 and Fiscal 2002

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