Form 10QSB
period 2003-06-30
AVITAR INC /DE/
filed 2003-08-14
CIK 814008

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
(Mark One)

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003.

[    ] Transition report pursuant to Section 13 or 15(d) of the Exchange act for
          the transition period from           to
                                     ---------    --------------
Commission File Number:    1-15695
                       ---------------

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

                            COMMON STOCK: 85,470,264
                              AS OF AUGUST 12, 2003

Transitional Small Business Disclosure Format
(Check One):               [  ] Yes ;       [x] No


                               Page 1 of 33 pages
                           Exhibit Index is on Page 23

                                TABLE OF CONTENTS


                                                                           Page


PART I:           FINANCIAL INFORMATION                                       3


         Item 1   Consolidated Financial Statements
                   Balance Sheet                                              4
                   Statements of Operations                                   5
                   Statement of Stockholders' Deficit                         6
                   Statements of Cash Flows                                   7
                   Notes to Consolidated Financial Statements                 8


         Item 2   Management's Discussion and Analysis or Plan of Operation  14

         Item 3   Controls and Procedures                                    17

PART II: OTHER INFORMATION                                                   20

         Item 1    Legal Proceedings                                         21

         Item 2    Changes in Securities                                     21

         Item 4    Submission of Matters to Vote of Security Holders         21

         Item 6    Exhibits and Reports on Form 8-K                          22


SIGNATURES                                                                   23

EXHIBIT INDEX                                                                24

                          PART I FINANCIAL INFORMATION
Item 1.     FINANCIAL STATEMENTS

                          Avitar, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                  June 30, 2003
                                   (Unaudited)

                                                                                      ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                                        $   181,094
 Accounts receivable, net                                                             453,747
 Inventories                                                                          337,960
 Prepaid expenses and other current assets                                            126,247
                                                                                    ---------
  Total current assets                                                              1,099,048

PROPERTY AND EQUIPMENT, net                                                           317,128
GOODWILL, net                                                                       1,489,555
OTHER ASSETS                                                                          410,483
                                                                                    ---------
  Total Assets                                                                    $ 3,316,214
                                                                                    =========

 LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
 Notes payable                                                                      $465,607
 Accounts payable                                                                   1,690,235
 Accrued expenses                                                                   1,035,429
 Deferred income                                                                      222,400
 Current portion of long-term debt                                                     14,469
                                                                                    ---------
 Total current liabilities                                                          3,428,140

LONG TERM DEBT, LESS CURRENT PORTION                                                1,306,517
                                                                                    ---------
 Total liabilities                                                                  4,734,657
                                                                                    ---------

   COMMITMENTS

STOCKHOLDERS' DEFICIT:
Series B, C and D convertible preferred stock, $.01 par value; authorized
5,000,000 shares; 136,202 shares issued and outstanding                                 1,361
Common Stock, $.01 par value; authorized 100,000,000 shares;
75,851,754 shares issued and outstanding                                              758,518
Additional paid-in capital                                                         43,727,595
Accumulated deficit                                                               (45,905,917)
                                                                                  ------------
Total stockholders' deficit                                                        (1,418,443)
                                                                                  ------------
Total Liabilities and Stockholders' Deficit                                        $3,316,214
                                                                                  ============

See accompanying notes to consolidated financial statements.

                          Avitar, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                   THREE MONTHS ENDED JUNE 30,          NINE MONTHS ENDED JUNE 30,
                                            -------------------------------------------------------------------------
                                                 2003                 2002                2003           2002
                                            -------------------------------------------------------------------------
SALES                                         $1,424,534           $2,233,320           $4,713,806        $7,706,853
                                            -------------        -------------       --------------     -------------

OPERATING EXPENSES
Cost of sales                                  1,163,359            1,274,229            3,296,956         4,421,119
Selling, general and administrative expenses     984,897            1,691,567            3,519,193         4,799,525
Research and development expenses                154,088              333,930              663,899         1,001,120
Amortization of goodwill                               -               77,498                    -           232,494
                                            -------------                            --------------     -------------
                                                                 -------------
Total operating expenses                       2,302,344            3,377,224            7,480,048        10,454,258
                                            -------------        -------------       --------------     -------------

LOSS FROM OPERATIONS                            (877,810)          (1,143,904)          (2,766,242)       (2,747,405)
                                            -------------        -------------       --------------     -------------

OTHER INCOME (EXPENSE)
Interest expense and financing costs            (197,065)              (9,481)            (402,109)          (49,274)
Other income, net                                 14,346                   85               15,218            19,788
                                            -------------                            --------------     -------------
                                                                 -------------
Total other expense, net                        (182,719)              (9,396)            (386,891)          (29,486)
                                            -------------        -------------       --------------     -------------

LOSS BFORE CUMULATIVE EFFECT OF A
 CHANGE IN ACCOUNTING PRINCIPLE (Note 7)      (1,060,529)          (1,153,300)          (3,153,133)       (2,776,891)

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
 PRINCIPLE                                             -                    -             (650,000)                -

                                            -------------        -------------       --------------     -------------
     NET LOSS                                $(1,060,529)         $(1,153,300)         $(3,803,133)      $(2,776,891)
                                            =============        =============       ==============     =============

BASIC AND DILUTED LOSS PER SHARE BEFORE
 CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
 PRINCIPLE                                        $(0.01)              $(0.03)              $(0.05)           $(0.07)
                                            =============        =============       ==============     =============

BASIC AND DILUTED LOSS PER SHARE AFTER
 CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
 PRINCIPLE                                        $(0.01)              $(0.03)              $(0.06)           $(0.07)
                                            =============        =============       ==============     =============

WEIGHTED AVERAGE
 NUMBER OF COMMON SHARES OUTSTANDING          73,130,567           44,605,933           63,228,778        42,006,575
                                            =============        =============       ==============     =============


See accompanying notes to consolidated financial statements.

                          Avitar, Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Deficit
                         Nine Months Ended June 30, 2003
                                   (Unaudited)



                                                  Preferred Stock             Common Stock
                                                                                                       Additional      Accumulated
                                               Shares      Amount       Shares         Amount       paid-in capital       deficit
----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2002               1,775,330     $17,752     44,674,215       $446,742      $41,769,112     ($42,102,770)

Sale of common stock and warrants                   -           -      2,714,310         27,143          313,037                -

Exercise of warrants                                                   1,431,243         14,313          114,500

Issuance of common stock for services               -           -        833,246          8,333          170,278                -

Issuance of common stock for interest on
long-term debt                                                           751,049          7,510          123,740

Conversion of Series B and Series C
preferred stock into common stock          (1,639,133)    (16,391)    17,701,101        177,011         (160,620)               -

Payment of preferred stock dividend, Series
B preferred stock                                   5           -              -              -               14              (14)

Discount and beneficial conversion related
to issuance of common stock in
connection with convertible notes                                      5,730,000         57,300          897,700

Issuance of common stock and warrants
for settlement of financial consultant fees                            2,016,590         20,166          499,834

     Net loss                                       -           -              -              -                -       (3,803,133)
------------------------------------------------------  ----------  -------------  -------------  ---------------  ---------------

Balance at June 30, 2003                      136,202      $1,361     75,851,754       $758,518      $43,727,595     ($45,905,917)
------------------------------------------------------  ----------  -------------  -------------  ---------------  ---------------



See accompanying notes to consolidated financial statements.

                          Avitar, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                     NINE MONTHS ENDED JUNE 30,
                                                                                -------------------------------------
                                                                                      2003                   2002
                                                                                -------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                          $(3,803,133)           $(2,776,891)
Adjustments to reconcile net loss to
 net cash used in operating activities:
  Cumulative effect of a change in accounting principle                               650,000                      -
  Depreciation and amortization                                                       143,432                190,339
  Amortization of goodwill                                                                  -                232,494
  Gain from sale of equity investment and equipment                                         -                (18,943)
  Common stock for services                                                            60,000                 26,900
  Common stock for interest on long-term debt                                         131,250                      -
  Changes in operating assets and liabilities:
     Accounts receivable                                                              690,249               (101,636)
      Inventories                                                                     184,474               (267,547)
     Prepaid expenses and other current assets                                         47,515                 84,579
     Other assets                                                                     (35,181)                18,069
     Accounts payable and accrued expenses                                             13,827                355,709
     Deferred revenue                                                                 187,400               (385,000)
                                                                                  -----------           ------------
     Net cash used in operating activities                                        (1,730,167)             (2,641,927)
                                                                                  -----------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of property and equipment                                                 (8,559)               (142,853)
  Proceeds from sale of equity investment                                                  -                  24,391
  Proceeds from sale of equipment                                                          -                   7,500
                                                                                  ------------          -------------
     Net cash used in investing activities                                            (8,559)               (110,962)
                                                                                  ------------          -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Sales of common stock, preferred stock and warrants                                340,180               1,306,000
  Exercise of warrants and stock options                                             128,813               1,257,423
  Stock subscription receivable                                                            -                  35,000
  Net proceeds from notes payable and long-term debt                                 947,623                 159,377

                                                                                --------------     ------------------
             Net cash provided by financing activities                             1,416,616               2,757,800
                                                                                --------------     ------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                (322,110)                  4,911

CASH AND CASH EQUIVALENTS, beginning of the period                                   503,204                 245,409
                                                                                --------------     ------------------

CASH AND CASH EQUIVALENTS, end of the period                                        $181,094                $250,320
                                                                                ==============     ==================

NON CASH TRANSACTIONS:
Common stock issued for deferred financing                                          $118,610                      $-
Common stock and warrants issued for settlement of financial consultant fees        $520,000                      $-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during period:
 Income taxes                                                                             $-                      $-
     Interest                                                                        $33,786                 $15,101


See accompanying notes to consolidated financial statements.

                          AVITAR, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
===============================================================================

1.   BASIS OF PRESENTATION

          Avitar,  Inc.  (the  "Company" or "Avitar")  through its  wholly-owned subsidiary Avitar Technologies, Inc. ("ATI") develops, manufactures, markets and sells diagnostic test products and proprietary hydrophilic polyurethane foam disposables fabricated for medical, diagnostics, dental and consumer use. During the first nine months of Fiscal 2003, the Company continued the development and marketing of innovative point of care oral fluid drugs of abuse tests, which use the Company's foam as the means for collecting the oral fluid sample. United States Drug Testing Laboratories, Inc. ("USDTL"), a wholly-owned subsidiary of Avitar, operates a certified laboratory and provides specialized drug testing services primarily utilizing hair and meconium as the samples. Through its wholly-owned subsidiary, BJR Security, Inc. (`BJR"), the Company provides specialized contraband detection and education services.

          The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting, the instructions to Form 10-QSB and Regulation S-B (including Item 310(b) thereof). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 2003. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended September 30, 2002.

          The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations and has a working capital deficit of $2,329,092 as of June 30, 2003. The Company raised net proceeds aggregating approximately $2,590,000 during the fiscal year ended September 30, 2002 from the sale of stock and the exercise of options and warrants. In addition, the Company received net proceeds of approximately $1,127,000 from a long-term note payable. During the nine months ended June 30, 2003, the Company raised approximately $469,000 from the sale of common stock and exercise of warrants and received net proceeds of approximately $817,000 from long-term notes payable. Based upon cash flow projections, the Company believes the anticipated cash flow from operations and most importantly, proceeds from future equity financings will be sufficient to finance the Company's operating needs until the operations achieve profitability. There can be no assurances that forecasted results will be achieved or that additional financing will be obtained. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


2.   INVENTORIES

     At June 30, 2003, inventories consist of the following:

                           Raw Materials            $160,696
                           Work-in-Process            98,719
                           Finished Goods             78,545
                                                  ----------
                                    Total           $337,960
                                                    ========

3.   MAJOR CUSTOMERS

     Customers in excess of 10% of total sales are:

                    Three Months Ended June 30,     Nine Months Ended June 30,
                   -----------------------------   -----------------------------
                     2003              2002             2003           2002
                   ---------        ----------        ---------      -----------

 Customer A        $221,226                 *         $734,923                *
 Customer B             *            $500,000                *       $2,477,910
 Customer C             *                   *          418,790                *


* Customer was not in excess of 10% of total sales.

4.   LONG-TERM DEBT

          In February 2003, the Company executed notes payable with private individuals in the principal amount of $955,000 which are payable at maturity in February 2008. These notes are senior subordinated obligations of the Company bearing interest at the rate of 15% per annum. Interest on the outstanding principal amount at the rate of 10% is payable quarterly in cash. The balance of 5% per annum will accrue until maturity. Each note holder received 6 shares of the Company's common stock for each dollar of principal in the note for a total of 5,730,000 shares. These notes and any accrued and unpaid interest due thereon, are convertible into the common stock of the Company at a conversion price of $.09 per share, subject to adjustments. In conjunction with the issuance of these notes, the Company paid a placement agent $87,000 in cash, issued 573,000 shares of the Company's common stock and warrants to purchase 461,353 shares of the Company's common stock at an exercise price of $.09 per share, subject to adjustments, which have been recorded as deferred financing costs totaling approximately $251,000. The fair value of the shares issued to the note holders and the beneficial conversion feature of the convertible notes was accounted for in accordance with Emerging Issues Task Force ("EITF") No. 00-27 which resulted in a discount of $955,000 and was recorded as a discount on the notes. Accordingly, the face value of the notes was discounted to $0. As of June 30, 2003, $63,688 of the discount has been amortized and the carrying value of the debt was $63,688. The discount will be amortized to interest expense over the five-year life of the debt. The shares issuable upon conversion of the notes are subject to shareholder approval. If shareholder approval is not obtained, the notes can be called requiring immediate repayment with the remaining discount on the notes expensed in full.

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


6.   COMMON AND PREFERRED STOCK

          During the nine months ended June 30, 2003, the Company sold 2,714,310 shares of the Company's common stock and received proceeds of approximately $340,000. In connection with the sale of the common stock, the Company issued to the holders of the common stock warrants to purchase 2,376,946 shares of the Company's common stock at exercise prices from $.20 to $.30 per share, which expire in three years. In addition, the Company received proceeds of approximately $129,000 from the exercise of warrants to purchase 1,431,243 shares of common stock. For the nine months ended June 30, 2003, the Company issued 2,849,836 shares of the Company's common stock for services, including the placement agent services described in Note 4, and the settlement of the liability described in Note 5. As payment of the $131,250 of interest due on the long-term note to Global Capital Funding Group, LP, the Company issued 751,049 shares of the Company's common stock. In addition, the Company issued common stock in connection with the long-term notes discussed in Note 4.

          For the nine months ended June 30, 2003, holders of Series A, B and C convertible preferred stock converted 1,639,133 shares of preferred stock into 17,701,101 shares of the Company's common stock thereby eliminating a majority of the Series B preferred stock. Preferred stock dividends related to the Series B convertible preferred stock for the nine months ended June 30, 2003 amounted to $14. As of June 30, 2003, the total amount of unpaid and undeclared dividends was $2,416. The decrease was a result of the reduction of Series B preferred stock from the conversion.

  7. GOODWILL

          Effective October 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, during Fiscal 2003. SFAS No. 142 requires among other things, that companies no longer amortize goodwill, but test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with guidelines in SFAS 142. SFAS 142 is required to be applied to all goodwill and other intangible assets regardless of when those assets were initially recognized. As of October 1, 2002, the Company's goodwill of $2,139,555 was composed of $1,901,435 associated with the acquisition of USDTL in 1999 and $238,120 associated with the acquisition of BJR in 2001. As a result of the transitional impairment tests, the USDTL acquisition was determined to be impaired by an independent evaluation which relied on present value of future cash flows contained in an offer to purchase USDTL and market price comparisons of sales multiples for companies engaged in a similar business to USDTL. The difference in value of $650,000 was reported as the cumulative effect of change in accounting principle for the nine months ended June 30, 2003. No adjustment to the $238,120 balance of goodwill associated with the BJR acquisition was deemed necessary as of June 30, 2003.

          The effect on reported net loss due to the cumulative effect of change in accounting principle and discontinuance of goodwill amortization is as follows:

        Nine months ended June 30,                                     2003                2002
        --------------------------------------------------------------------------------------------
         Reported Net Loss                                        $(3,803,133)         $(2,776,891)
         Cumulative effect of change in accounting
                  principle                                           650,000                    -
         Goodwill amortization                                              -              232,494
                                                                   -------------        ----------
         Adjusted net loss before cumulative effect
               of change in accounting principle and
               excluding 2002 goodwill amortization               $(3,153,133)         $(2,544,397)
                                                                  =============       =============

         Basic and diluted earnings per share as reported               $(.06)               $(.07)
         Cumulative effect of change in accounting
               principle                                                  .01                    -
         Goodwill amortization                                              -                  .01
                                                                   ------------         -----------
         Basic and diluted earnings per share before
                cumulative effect of change in accounting
                principle and excluding 2002 goodwill
                amortization                                            $(.05)               $(.06)
                                                                       ========            ========


8.  EARNINGS PER SHARE

     The following data show the amounts used in computing earnings per share:


                                             Three Months Ended June 30,        Nine Months Ended June 30,
                                                2003                 2002           2003           2002
                                             ------------        ------------    ------------  ------------
         Net loss                            $(1,060,529)        $(1,153,300)    $(3,803,133)  $(2,776,891)
         Less:Preferred Stock
            dividends                               (476)            (97,035)         (1,330)     (283,126)
                                             ------------         -----------     -----------     ---------

         Loss available to
               common
               stockholders  used
               in basic and
               diluted EPS                   $(1,061,005)        $(1,250,335)    $(3,804,463)  $(3,060,017)
                                              ===========        ============    ============   ============

         Weighted average
             number of
             common shares
             outstanding                      73,130,567          44,605,933      63,228,778    42,006,575
                                              ==========          ===========     ===========   ==========

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

                                                    Three Months Ended June 30,             Nine Months Ended June 30,
                                                      2003             2002                 2003               2002
                                                ---------------- ----------------- ------------------   -----------------
Loss available to common shareholders           $(1,061,005)      $(1,250,335)       $ (3,804,463)       $ (3,060,017)
Add: stock based employee compensation
     expense included in reported net loss,
     net of tax                                           -                 -                   -                   -
Deduct: total stock based employee
     compensation expense determined
     under the fair value based method for
     all awards, net of tax                        (295,957)         (286,640)           (887,871)           (859,919)
                                                -------------     ------------        ------------        ------------
Pro forma net loss                              $(1,356,962)      $(1,536,975)        $(4,692,334)        $(3,919,936)
                                                =============     ============        ============        ============
Loss per share:
Basic - as reported                             $     (0.01)      $      (.03)        $     (0.05)        $      (.07)
Basic - pro forma                                     (0.02)             (.04)              (0.07)               (.09)
Diluted - as reported                                 (0.01)             (.03)              (0.05)               (.07)
Diluted - pro forma                                   (0.02)             (.04)              (0.07)               (.09)

The fair value of the Company's stock-based option awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

                                         June 30,               June 30,
                                           2003                    2002
                                      ------------------     ---------------
Risk free interest rate                3.3 - 5.3 %             3.3-5.3%
Expected dividend yield                   -                       -
Expected lives                          3 - 10 years          3-10 years
Expected volatility                       85%                     85%

10.  SUBSEQUENT EVENTS

          Since June 30, 2003, the Company sold 1,950,000 shares of the Company's common stock and received proceeds of approximately $195,000. In connection with the sale of the common stock, the Company issued to the holders of the common stock warrants to purchase 1,950,000 shares of the Company's common stock at an exercise price of $.20 per share, which expire in three years. After shareholders at their annual meeting on July 28, 2003 approved the increase in authorized shares of common stock and all shares of common stock issuable pursuant to the long-term debt described in Note 4, certain note holders converted their debt in the principal amount of approximately $680,000 plus accrued interest into 7,668,510 shares of the Company's common stock. The company also sold 700 shares of 8% Convertible Preferred Stock and Warrants to purchase 4,666,666 shares of Common Stock. The $700,000 of Preferred Stock is convertible into Common Stock at $0.15 per share, subject to adjustments, and the Warrants are exercisable at $0.01 per share. The 700 shares of Preferred Stock are also redeemable in five years at $1,000 per share plus accrued but unpaid 8% dividends.

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

RESULTS OF OPERATIONS

Revenues

     Sales for the three months ended June 30, 2003 decreased $808,786, or approximately 36%, to $1,424,534 from $2,233,320 for the corresponding period of the prior year. For the nine months ended June 30, 2003, sales decreased $2,993,047, or approximately 39%, to $4,713,806 from $7,706,853 for the nine months ended June 30, 2002. The reduction for the three and nine months ended June 30, 2003 primarily reflects the decrease in sales of its ORALscreen(TM) products especially to one major customer that purchased inventory during the quarter and nine months ended June 30, 2002 of approximately $500,000 and $2,478,000, respectively.

Operating Expenses

     Cost of sales for the three months ended June 30, 2003 were approximately 82% of sales which compares to the cost of sales of 57% for the three months ended June 30, 2002. For the nine months ended June 30, 2003, the cost of sales were 69% compared to 57% of sales for the same period of Fiscal 2002. The change for the three and nine months ended June 30, 2003 is mainly the result of the decrease in sales of the higher margin ORALscreen products and a charge of approximately $125,000 in the quarter ended June 30, 2003 for expired ORALscreen inventory.

     Selling, general and administrative expenses for the three months ended June 30, 2003 decreased $706,670, or approximately 42%, to $984,897 from $1,691,567 for the corresponding period of the prior year. For the nine months ended June 30, 2003, selling, general and administrative expenses decreased $1,280,332 or approximately 27%, to $3,519,193 from $4,799,525 for the nine months ended June 30, 2002. The decrease for the three and nine months ended June 30, 2003 reflected an overall expense reduction plan implemented by management to adjust to the decrease in revenues described above.

     Expenses for research and development for the three months ended June 30, 2003 amounted to $154,088 compared to $333,930 for the corresponding period of the prior year. For the nine months ended June 30, 2003, expenses for research and development were $663,899 versus $1,001,120 for the nine months ended June 30, 2002. The change for the three and nine months ended June 30,2003 was primarily attributable to the reduction in development costs of the reading instrument for the Company's OralScreen products and the lower staffing levels that were put in place as part of the expense reduction plan mentioned above.

     For the three months and nine months ended June 30, 2003, no amortization of goodwill was recorded compared to $77,498 and $232,494, for the three and nine months ended June 30, 2002, respectively. The Company implemented FAS 142 which called for ceasing amortization on assets with indefinite lives. Assets determined to have indefinite lives are subject to an impairment test annually. Refer to Note 7 for the cumulative effect of a change in accounting principle for a description of impairment of goodwill.

     Other Income and Expense

     Interest expense and financing costs were $197,065 for the three months ended June 30, 2003 compared to $9,481 incurred during the three months ended June 30, 2002. For the nine months ended June 30, 2003, interest expense and financing costs were $402,109 versus $49,274 for the same period in the prior year. The change for the three and nine months ended June 30, 2003 primarily reflects the interest expense and financing costs associated with the short-term note issued in June 2002, a long-term loan completed in August 2002 and the long-term notes issued in February 2003.

     For the three months ended June 30, 2003, other income amounted to $14,346 as compared to other income of $85 for the three months ended June 30, 2002. Other income for the nine months ended June 30, 2003 was $15,218 versus other income of $19,788 for the corresponding period of the prior year. The change for nine months ended June 30, 2003 reflected a decrease in income from the sale of excess equipment and equity investment.

     Cumulative Effect of a Change in Accounting Principle

     For the nine months ended June 30, 2003, the Company, in accordance with its adoption of SFAS 142 on October 1, 2002, recorded a $650,000 impairment of goodwill associated with the acquisition of USDTL in 1999. Refer to Note 7 of the financial statements for a complete description of this adjustment to goodwill.

     Net Loss

     Primarily as a result of the factors described above, the Company had a net loss of $1,060,529, $ .01 per basic and diluted share, for the quarter ended June 30, 2003, as compared to a net loss of $1,153,300, $ .03 per basic and diluted share, for the quarter ended June 30, 2002. For the nine months ended June 30, 2003, the Company had a net loss of $3,803,133, $.06 per basic and diluted share, versus a net loss of $2,776,891, $.07 per basic and diluted share, for the nine months ended June 30, 2002.


FINANCIAL CONDITION AND LIQUIDITY

     At June 30, 2003, the Company had a working capital deficit of $2,329,092 and cash and cash equivalents of $181,094. Net cash used in operating activities during the nine months ended June 30, 2003 amounted to $1,730,167 resulting primarily from a net loss of $3,803,133 and an increase in other assets of $35,181; partially offset by impairment of goodwill of $650,000, by depreciation and amortization of $143,432, payment of common stock for services of $60,000, payment of common stock for interest of $131,250, a decrease in accounts receivable of $690,249, a decrease in inventories of $184,474, a decrease in prepaid expenses and other current assets of $47,515, an increase in accounts payable and accrued expenses of $13,827 and an increase in deferred revenue of $187,400. Net cash provided by financing and investing activities during the nine months ended June 30, 2003 amounted to $1,408,057 which included proceeds from the sale of common stock and warrants of $340,180, proceeds from the exercise of warrants of $128,813, proceeds from the notes payable and long-term debt of $947,623; offset in part by purchases of property and equipment of $8,559.

     Since October 2002, the Company received proceeds of approximately $535,000 from the sale of 4,666,310 shares of the Company's common stock. In connection with the sale of the common stock, the Company issued to the holders of the common stock warrants to purchase 4,330,546 shares of the Company's common stock at exercise prices from $.20 to $.30 per share, which expire in three years. In addition, the Company received proceeds of approximately $129,000 from the exercise of warrants to purchase 1,431,243 shares of common stock. In February 2003, the Company received net proceeds of approximately $817,000 from the issuance of convertible notes. These notes are senior subordinated obligations of the Company bearing interest at the rate of 15% per annum. Interest on the outstanding principal amount at the rate of 10% is payable quarterly in cash. The balance of 5% per annum will accrue until maturity. Each note holder received 6 shares of the Company's common stock for each dollar of principal in the note. These notes and any accrued and unpaid interest due thereon, are convertible into the common stock of the Company at a conversion price of $.09 per share, subject to adjustments. In conjunction with the issuance of these notes, the Company paid a placement agent $87,000 in cash, 573,000 shares of the Company's common stock and warrants to purchase 461,353 shares of the Company's common stock at an exercise price of $.09 per share, subject to adjustments. The value of the shares issued to the note holders was approximately $955,000 and was recorded as a discount on the notes. Placement fees totaling approximately $251,000 incurred in connection with securing these loans were recorded as a deferred financing charge. After shareholders at their annual meeting on July 28, 2003 approved the increase in authorized shares of common stock and all shares of common stock issuable pursuant to the long-term debt described in Note 4, certain note holders converted their debt in the principal amount of approximately $680,000 plus accrued interest into 7,668,510 shares of the Company's common stock. In August 2003, the Company sold 700 shares of 8% Convertible Preferred Stock and Warrants to purchase 4,666,666 shares of Common Stock. The $700,000 of Preferred Stock is convertible into Common Stock at $0.15 per share, subject to adjustments, and the Warrants are exercisable at $0.01 per share. The 700 shares of Preferred Stock are also redeemable in five years at $1,000 per share plus accrued but unpaid 8% dividends.

     The Company was in default under a promissory note, which was issued for an accrued trade payable in the original principal amount of approximately
$272,000, and prior to default was paid down to approximately $181,000 in principal amount. In May 2003, a judgment of approximately $193,000 for the unpaid principal and accrued interest was entered against the Company in an Illinois state court pursuant to a confession of judgment contained in that promissory note. The Company has paid the full amount of the judgment.

     The cash available at June 30, 2003 along with customer receipts and some additional capital was sufficient to finance operations through mid-August 2003. Beyond that time, the Company requires significant additional financing from outside sources to fund operations, of which $700,000 described above has been received. The Company is aggressively seeking additional capital and needs to raise $500,000 immediately with plans to raise an additional $3,000,000 during the remainder of calendar 2003 from the sales of equity and/or debt securities. The Company plans to use the proceeds from these financings to provide working capital and capital equipment funding to operate the Company, to expand the Company's business, to further develop and enhance the ORALscreen drug screening systems and to explore applications for its oral fluid technology. However, there can be no assurance that these financings will be achieved.

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

     Operating revenues are expected to remain at the current level for the balance of Fiscal 2003 due primarily to current economic conditions. Based on current sales, expense and cash flow projections, the Company believes that the current level of cash and cash-equivalents on hand and most importantly, a portion of the anticipated net proceeds from the financing mentioned above would be sufficient to fund operations until the Company achieves profitability. There can be no assurance that the Company will consummate the above-mentioned financing, or that any or all of the net proceeds sought thereby will be
obtained.  Once  the  Company  achieves  profitability,   the  longer-term  cash
requirements of the Company to fund operating activities, purchase capital equipment, expand the existing business and develop new products are expected to be met by the anticipated cash flow from operations and proceeds from the financings described above. However, because there can be no assurances that sales will materialize as forecasted, management will continue to closely monitor and attempt to control costs at the Company and will continue to actively seek the needed additional capital.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     At June 30, 2003, the Company has two stock based compensation plans (one employee and one non-employee director's plan). The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net loss, as the options granted under those plans had an exercise price equal to, or greater than, the market value of the underlying common stock on the date of the grant. In accordance with FASB Statement No. 148, Accounting for Stock-Based Compensation
- Transition and Disclosure, beginning in the quarter ended March 31, 2003, the Company adopted the disclosure requirements of FASB No. 148.

     In November 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables". EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF 00-21 will be effective for periods beginning after June 15, 2003. The adoption of EITF 00-21 is not expected to have a material impact on the Company's financial position and results of operations.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and hedging relations designated after June 30, 2003, except for those provisions of SFAS No. 149 which relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003. For those issues, the provisions that are currently in effect should continue to be applied in accordance with their respective effective dates. In addition, certain provisions of SFAS No. 149, which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material effect on the Company's financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective beginning September 1, 2003. The adoption of SFAS No. 150 is not expected to have a material effect on the Company's financial statements.

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

ITEM 3.           CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures Our management, including our chief executive officer and chief financial officer, have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 28, 2003, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based upon that evaluation, our chief executive officer and chief financial officer have concluded that as of such date, our disclosure controls and procedures in place are adequate to ensure material information and other information requiring disclosure is identified and communicated on a timely basis.

(b) Changes in Internal Control Over Financial Reporting During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

                            PART II OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS

     The Company was in default under a promissory note, which was issued for an accrued trade payable in the original principal amount of approximately
$272,000, and prior to default was paid down to approximately $181,000 in principal amount. In May 2003, a judgment of approximately $193,000 for the unpaid principal and accrued interest was entered against the Company in an Illinois state court pursuant to a confession of judgment contained in that promissory note. The Company has paid the full amount of the judgment.

ITEM 2.           CHANGE IN SECURITIES

     During the quarter ended June 30, 2003 the Company sold to private investors 2,051,946 shares of the Company's common stock and received cash proceeds of approximately $215,000. In connection with the sale of this common stock, the Company issued to the holders of the common stock warrants to purchase 1,751,946 shares of the Company's common stock at exercise prices of $.20-$.22 per share which expire in three years. In addition, the Company issued to warrant holders 1,431,243 shares of the Company's common stock upon the exercise of their warrants and received proceeds of approximately $128,000. Also during the quarter ended June 30, 2003, the Company issued 260,422 shares of the Company's common stock as payment for interest on long-term debt. The exemption for registration of these securities is based upon Section 4(2) of the Securities Act.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     The annual meeting of the shareholders was held on July 28, 2003. All members of the Board of Directors were elected by more than 58% of the total shares outstanding and more than 95% of the shares voted. In addition, the reappointment of BDO Seidman, LLP as auditors was approved and the tabulation of votes for all matters were as follows:

                                                     For          Withheld       Against    Abstain
                                                 ------------      ------------- --------------------
  Election of Directors                         43,053,759         2,169,945        N/A        N/A
  Ratification and Approval of the
    Issuance of the Maximum Number
     of Shares of Common Stock for the
     February 2003 Private Placement            24,599,161            N/A       2,016,492     11,485
  Approval of the Issuance of the
    Maximum Number of Shares of
    Common Stock issuable in
     connection with the Modification
     Agreement                                  24,581,811            N/A       2,016,442     25,885
  Approval of the Issuance of the
      Maximum Number of Shares of
         Common Stock issuable in
         connection with the New Private
         Placement                              24,565,211             N/A      2,046,442     15,485

  Approval of Amendment to Certificate
      of Incorporation to effect an increase
      of Authorized Shares of Common
      from 100,000,000 to 200,000,000           43,054,487             N/A      2,161,932      7,285
  Reappointment of Auditors                     44,974,424             N/A        213,080     36,200
  Segregation of the Positions of Chief
      Executive Officer and Chairman of the
      Board                                      6,211,418             N/A     20,312,330    103,390


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:


       Exhibit No.                              Document
       3.1            Complete Copy of Amended Certificate of Incorporation

                      Certification Pursuant to 18 U.S.C. Section 1350, as
       31.1           Adopted Pursuant to Section 302 of the Sarbanes-Oxley
                      Act of 2002

                      Certification Pursuant to 18 U.S.C. Section 1350, as
       31.2           Adopted Pursuant to Section 302 of the Sarbanes-Oxley
                      Act of 2002

                      Certification Pursuant to 18 U.S.C. Section 1350, as
       32.1           Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                      Act of 2002

                      Certification Pursuant to 18 U.S.C. Section 1350, as
       32.2           Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                      Act of 2002






(b) Reports on Form 8-K:

     On June 11, 2003 the Company filed a current report on Form 8-K incorporating the risk factors included in a Registration Statement on Form S-3 filed on June 11, 2003 into the Prospectus of previously effective Registration Statements of the Registrant.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   AVITAR, INC.
                                   (Registrant)




Dated:  August 13, 2003            /S/ Peter P. Phildius
                                   -----------------------------------
                                            Peter P. Phildius
                                            Chairman and Chief
                                            Executive Officer
                                            (Principal Executive Officer)



Dated:  August 13, 2003            /S/ J.C. Leatherman, Jr.
                                   ---------------------------
                                            J.C. Leatherman, Jr.
                                            Chief Financial Officer
                                            (Principal Accounting and
                                            Financial Officer

                                  EXHIBIT INDEX


       Exhibit No.                              Document
       3.1            Complete Copy of Amended Certificate of Incorporation

                      Certification Pursuant to 18 U.S.C. Section 1350, as
       31.1           Adopted Pursuant to Section 302 of the Sarbanes-Oxley
                      Act of 2002

                      Certification Pursuant to 18 U.S.C. Section 1350, as
       31.2           Adopted Pursuant to Section 302 of the Sarbanes-Oxley
                      Act of 2002

                      Certification Pursuant to 18 U.S.C. Section 1350, as
       32.1           Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                      Act of 2002

                      Certification Pursuant to 18 U.S.C. Section 1350, as
       32.2           Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                      Act of 2002