Form 10KSB
period 2003-09-30
AVITAR INC /DE/
filed 2004-01-13
CIK 814008

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003
                          ------------------

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes X No
Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year: $4,598,025
                                Page 1 of    pages.
                        Exhibit Index is on page    hereof.

The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming solely for purposes hereof that all directors and officers of the Registrant are "affiliates") as of December 31, 2003: $19,585,389

The approximate number of shares of Common Stock outstanding (including shares held by affiliates of the Registrant) as of December 23, 2003: 101,727,635

Documents incorporated by reference:        NONE

Transitional Small Business Disclosure Format (check one): Yes     ;    No   X
                                                              ----         ----

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

Introduction

     Avitar, Inc. (the "Company" or "Avitar") through its wholly-owned subsidiary Avitar Technologies, Inc. ("ATI") develops, manufactures, markets and sells diagnostic test products and proprietary hydrophilic polyurethane foam disposables fabricated for medical, diagnostics, dental and consumer use. During the fiscal year ended September 30, 2003 (" Fiscal 2003"), the Company continued the development and marketing of innovative point of care oral fluid drugs of abuse tests, which use the Company's foam as the means for collecting the oral fluid sample. Through its wholly owned subsidiary, BJR Security, Inc. (`BJR"), the Company provides specialized contraband detection and education services.

     On December 16, 2003, the Company sold the business and net assets, excluding cash, of its wholly owned subsidiary, United States Drug Testing Laboratories, Inc. ("USDTL"), which operated a certified laboratory and provided specialized drug testing services primarily utilizing hair and meconium as the samples. Therefore, USDTL is considered a discontinued operation and this report reflects the continued operations of the Company.

Products

     Currently, the Company offers the following products, which utilize its proprietary medical polyurethane foam technology:

     Diagnostic Test Products and Drug Detection Services

     The Company makes products and offers services for the diagnostic test applications and contraband detection needs described below. These products accounted for approximately 58% of the Company's revenue in Fiscal 2003 and approximately 76% of the Company's revenue in Fiscal 2002.

     Drugs of Abuse Point of Collection Tests . The Company's ORALscreen (TM) is an oral fluid-based, rapid on-site assay system for detecting drugs of abuse (heroin, cocaine, marijuana and methamphetamines). In addition, Avitar offers ORALconfirm(TM), an oral fluid laboratory test to confirm the results of ORALscreen tests, ORALscreen OSR(TM), an instrument that automates the reading , recording, reporting and transmitting of results for the ORALscreen tests and ORALadvantage(TM) which is a complete packagegeared to small businesses that includes ORALscreen tests, a sample substance abuse testing policy and on-site drug testing program implementation tools. Approximately $1.2 billion annually is spent in the United States for drugs of abuse tests. Significant advantages exist for saliva to replace blood and urine in many of the drug tests and at the same time expand the market where current infrastructure cost limitations prohibit the use of these much needed drug tests. The primary customers for these products are employers, schools, military services and criminal justice institutions.

     Contraband Detection Services. The Company's highly trained dogs detect the presence of contraband items in a variety of settings including schools, cruise ships, warehouses and other commercial entities. Each dog is task specific, alerting on only one odor (narcotics, explosives or firearms).

     Foam Disposable Products

     The Company produces medical-grade hydrophilic polyurethane foam disposables fabricated for the applications described below. These products accounted for approximately 42% of the Company's revenue in Fiscal 2003 and approximately 24% of the Company's revenue in Fiscal 2002.

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

     Custom Foam Products. The Company continues to have applications for its proprietary technologies in a variety of other medical/consumer markets. They include the Illizarov Dressing used for dressing external bone fixators in orthopedic procedures and a molded dental applicator for a consumer teeth bleaching system and a device used by astronauts for relieving ear pressure while in a pressurized space suit. Customers for these products include Smith and Nephew, CCA Industries,and NASA.

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

Sales and Marketing

     To sell its ORALscreen products, the Company relies on its sales force, its strategic partners and a network of distributors that currently sell to the drugs of abuse testing market. The Company intends to expand its sales and marketing staff from its current level of six (6) full-time employees to at least fifteen (15) full-time employees and to continue to explore strategic partnering arrangements with companies that have established distribution channels such as significant diagnostic test and health care product companies and employee related service organizations. Avitar anticipates that such arrangements may involve the grant by Avitar of the exclusive or semi-exclusive rights to sell specific products to specified market segments and/or in particular geographic territories in exchange for a royalty, joint venture or other financial interest. The Company generally has sold, and intends to continue to sell, its wound dressing and custom foam products through large, recognized distributors of dental and medical products and does not anticipate that a large direct sales force will be required for these products. If the Company is unable to establish satisfactory product distribution arrangements in this manner described above, it will be required to devote substantial resources to the expansion of its direct sales force. There can be no assurance that Avitar would have the resources required for such an endeavor.

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

     Wound  Dressings.  In  December  1999,  the Company  entered  into a Supply
Agreement with the Kendall Company for the distribution of its Hydrasorb(TM) products in the United States beginning January 1, 2000. In August 2000, the
Company amended this Supply Agreement to permit Kendall to distribute the Hydrasorb products internationally.

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

Manufacturing and Supply

     The Company's only manufacturing facility is located in Canton, Massachusetts and as of September 30, 2003, comprises approximately 37,000 square feet of which 10,000 square feet is currently being used for administrative and office space and 27,000 square feet is being used for product manufacturing and warehousing.

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

     The Company does not have written agreements with most of its suppliers of raw materials and laboratory supplies. While the Company purchases some product components from single sources, most of the supplies used can be obtained from more than one source. Avitar acquires the same key component for its customized foam products and HydrasorbTM wound dressings from a single supplier. The Company also purchases a main component of its ORALscreen products from one source. Avitar's current suppliers of such key components are the only vendors, which presently meet Avitar's specifications for such components. The loss of these suppliers would, at a minimum, require the Company to locate other satisfactory vendors, which would result in a period of time during which manufacturing and sales of products utilizing such components may be suspended and could have a material adverse effect on Avitar's financial condition and operations. Avitar believes that alternative sources could be found for such key components and expects that the cost of such components from an alternative source would be similar. The Company also believes that alternative sources of supply are available for its remaining product components and that the loss of any such supplier would not have a material adverse effect upon Avitar's business.


Government Regulation

     Avitar and many of its products are subject to regulation by the FDA and the corresponding agencies of the states and foreign countries in which the Company sells its products. Accordingly, the Company is required to comply with the FDA's Current Good Manufacturing Practice (CGMP) requirements for medical devices, ISO rules and similar other state and foreign country requirements governing the manufacture, marketing, distribution, labeling, registration, notification, clearance and/or pre-market approval of drugs, medical and dental devices and cosmetics, as well as record keeping and reporting requirements applicable to such products. Specifically, the CGMP requirements govern the methods used in, and the facilities and controls used for, the design, manufacture, packaging labeling storage installation and servicing of all finished medical devices intended for human use. These requirements are intended to ensure that the finished devices will be safe and effective and otherwise in compliance with Federal Food, Drug and Cosmetic Act. Avitar's wound dressing products have been classified as Class I devices for these regulations. The Company believes that it is in compliance with all such requirements. In addition, the Company is subject to inspections by the FDA at all times, and may be subject to inspections by state and foreign agencies. If the FDA believes that its legal requirements have not been fulfilled, it has extensive enforcement powers, including the ability to initiate action to physically seize products or to enjoin their manufacture and distribution, to require recalls of certain types of products, and to impose or seek to impose civil or criminal sanctions against individuals or companies violating applicable statutes.

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

Competition

     The Company believes that the principal competitive factors in Avitar's markets are innovative product design, product quality, established strategic customer relationships, name recognition, distribution and price. At least twenty (20) companies of all sizes, including major diagnostic test, dental and health care companies, are engaged in activities similar to those of Avitar. Most of Avitar's competitors have substantially greater financial, marketing, administrative and other resources and larger research and development staffs.

     Although Avitar may not have the development resources of many of its competitors, the Company believes its product design and development experience allows it to compete favorably in providing innovative products and services in Avitar's markets. Of the approximately five (5) instant oral fluid based drugs of abuse testing products currently being offered, Avitar's ORALscreen represents one of the most comprehensive, state-of-the-art test for drugs of abuse currently being provided. Furthermore, the Company believes that its Hydrasorb wound dressings, and custom foam products possess qualities with significant advantages over competing products, including cost effectiveness. In addition to the Company's national sales force, ChoicePoint, Quest and many smaller, local companies are marketing and distributing the Company's ORALscreen products. Kendall, Knoll and Medi are distributing the Company's HydrasorbTM wound dressings. See "Products", "Sales and Marketing".

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

     The Company believes that its product markets are highly fragmented with many different companies competing with regard to a specific product or product category. As a result, Avitar's competition varies from product to product. Avitar's primary competitors in the wound dressing market include Bristol Meyers Squibb, Johnson & Johnson, Smith and Nephew, 3M and Acme United. In the drugs of abuse test market, the largest competitors are Varian Instruments, Biosite Diagnostics, Editek, Inc., Abbott Diagnostics, OraSure Technologies, Inc., American Biomedical and Psychemedics.

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

Product Liability; Insurance Coverage

     The testing, marketing and sales of diagnostic test, medical and dental products and services entail a high risk of product liability and professional liability claims by consumers and others. Claims may be asserted against the Company by end-users of any of Avitar's products. As of September 30, 2003, the Company had product liability insurance coverage in the amount of $5,000,000 and professional liability insurance coverage in the amount of $1,000,000 each incident and $3,000,000 in the aggregate. No claims had been asserted against either coverage. Amounts payable pursuant to such coverage are subject to a deductible on each occurrence ranging from $500 to $10,000 payable by Avitar, up to an annual aggregate deductible payable by Avitar of $25,000, and certain other coverage exclusions. This insurance will not cover liabilities caused by events occurring prior to the time such policy was purchased by the Company or liabilities caused by events occurring after such policy is terminated or for claims made after 60 days following termination of the policy. Further, certain distributors of diagnostic test, medical and dental products require minimum product liability insurance coverage as a condition precedent to purchasing or accepting products for distribution.

Employees

     At September 30, 2003, the Company had 65 full-time employees, including 3 in research and development, 45 in manufacturing, supply, laboratory and direct service operations, 7 in sales and marketing and 10 in administration. None of the employees is subject to a collective bargaining agreement. The Company believes its relationship with its employees to be satisfactory.

ITEM 2.           DESCRIPTION OF PROPERTY

     The Company leases approximately 40,000 square feet of space that includes 37,000 square feet in Canton, Massachusetts for its manufacturing facility and administrative offices until June 2005 and approximately 3,000 square feet in Gainesville, Texas for the contraband detection service operation of BJR until February 2004. The current annual rent is approximately $353,000 for the Canton facility (excluding assessment for operating expenses) and $30,000 for the Gainesville facility. All facilities are in satisfactory condition for their purposes.

ITEM 3.           LEGAL PROCEEDINGS

     As previously reported on November 6, 2003, Virotek LLC, ("Virotek") filed a complaint against Avitar in the Circuit Court of the 19th Judicial Circuit in Lake County, Illinois. Virotek, which is a former supplier to Avitar, asserted in its complaint that Avitar repudiated an alleged agreement to purchase 2 million units of a rapid test strip from Virotek and, as a result of such repudiation, Virotek is seeking $4,007,782.00 in lost profits. The Company believes that this lawsuit is baseless and without legitimate grounds and accordingly, intends to contest it vigorously.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable

                                     Part II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Market Price Data. Since March 6, 2000, the Company's Common Stock has been traded on American Stock Exchange ("AMEX") under the symbol AVR. The table below sets forth the high and low sales prices for the Company's Common Stock, as quoted on AMEX for the periods indicated.






         Fiscal 2002                                 High     Low
              First Quarter                          1.47       .71
              Second Quarter                         1.50       .72
              Third Quarter                            .75      .22
              Fourth Quarter                           .52      .23

         Fiscal 2003
              First Quarter                            .45      .18
              Second Quarter                           .29      .15
              Third Quarter                            .26      .09
              Fourth Quarter                           .26      .13

     As of December 31, 2003 the last sales price for the Company's Common Stock was $.23 per share.

     Holders. The Company had approximately 350 owners of record and, it believes, in excess of 4,000 beneficial owners of the Company Common Stock as of December 31, 2003.

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

     Securities authorized for issuance under equity compensation plans. See Equity Compensation Plan Information in Item 11, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, below.

     Issuances of securities without registration during the fourth quarter of Fiscal 2003. During the quarter ended September 30, 2003, the Company sold to a private investor 700 shares of 8% Convertible Preferred Stock and Warrants to purchase 4,666,666 shares of Common Stock in exchange for gross proceeds of $700,000 in cash. The $700,000 of 8% Preferred Stock is convertible into Common Stock at $0.15 per share, subject to adjustments, and the Warrants are exercisable at $0.01 per share. The Company thereafter also sold to the private investor 1000 shares of 6% Convertible Preferred Stock, again with Warrants to purchase Common Stock in exchange for gross proceeds of $1,000,000 in cash. The $1,000,000 of 6% Preferred Stock is convertible into Common Stock at $0.15 per share, subject to adjustments, and the Warrants are exercisable at $0.05 per share. In addition, the Company issued to Note holders 10,611,111 shares of Common Stock upon the conversion of their Notes. Also during the quarter ended September 30, 2003, the Company issued 191,751 shares of Common Stock as payment for interest on long-term debt. The exemption for registration of all these securities is based upon Section 4(2) of the Securities Act.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing elsewhere in this report.

Results of Operations

Revenues

     Sales for the fiscal year ended September 30, 2003 ("Fiscal 2003") decreased $3,694,400, or approximately 45%, to $4,598,025 from $8,292,425 for the fiscal year ended September 30, 2002 ("Fiscal 2002"). The results for Fiscal 2003 primarily reflect the decrease in the volume of sales of its ORALscreen(TM) products especially to one major customer that purchased inventory during the fiscal year ended September 30, 2002 ("Fiscal 2002") of $2,478,000.

Operating Expenses

     Costs of sales were approximately 75% of sales in Fiscal 2003 compared to approximately 57% of sales for Fiscal 2002. The change for the Fiscal 2003 is mainly the result of the decrease in sales of the higher margin ORALscreen products and a charge of approximately $125,000 for expired ORALscreen inventory and approximately $113,000 for replacement products.

     Sales, general and administrative expenses for Fiscal 2003 decreased $2,135,684 or approximately 37%, to $3,603,045 from $5,738,729 for Fiscal 2002.
This decrease primarily reflected an overall expense reduction plan implemented by management to adjust to the decrease in revenues described above. This plan included reductions in sales and marketing staff from 13 to 7 and salary reductions of 10-20% for officers, managers and other administrative staff.

     Research and development expenses for Fiscal 2003 amounted to $764,982 compared to $1,488,714 for Fiscal 2002. The decrease of $723,732, or approximately 49%, was primarily attributable to the reduction in development costs of the reading instrument for the Company's ORALScreen products and the lower staffing levels that were put in place as part of the expense reduction plan mentioned above. The Company must continue developing and enhancing its ORALscreen products and therefore, will most likely incur increased expenses for research and development over the next several years.

     For Fiscal 2003, no amortization of goodwill was recorded compared to $309,992 for the fiscal year ended September 30, 2002. The Company implemented FAS 142 which called for ceasing amortization on assets with indefinite lives. Assets determined to have indefinite lives are subject to an impairment test annually. Refer to Note 6 of the Financial Statements for the cumulative effect of a change in accounting principle and a description of the impairment of goodwill.

Other Income and Expense

     No interest income was recorded in Fiscal 2003 compared to $101,972 for Fiscal 2002. During Fiscal 2002, the interest was earned in connection with the preferred stock subscription receivable collected during Fiscal 2002.

     Interest expense and financing costs were $1,747,503 for the Fiscal 2003 compared to $74,746 incurred during the Fiscal 2002. The change for Fiscal 2003 primarily reflects the interest expense and financing costs associated with the short-term note issued in June 2002, a long-term loan completed in August 2002 and the long-term convertible notes issued in February 2003 with a beneficial conversion feature recorded as a discount of $955,000 and converted in August 2003 (see Notes 9 and 16 of the consolidated financial statements).

     Other income for Fiscal 2003 amounted to $16,704 as compared to other income of $8,384 for the fiscal year ended September 30, 2002. The change for Fiscal 2003 reflects income of $15,000 from the sale of excess equipment.

         Discontinued Operations

     On December 16, 2003, the Company consummated the sale of the business and net assets, excluding cash, of its USDTL subsidiary. In Fiscal 2003, USDTL had a loss of $878,217 compared to a loss $208,467 for Fiscal 2002. The change for Fiscal 2003 resulted from a loss on the disposal of USDTL of $895,000 which was offset in part by income from operations of $16,783. The improvement in operating results for Fiscal 2003 was due to the increase in sales of its laboratory tests of approximately $322,000.

Cumulative Effect of a Change in Accounting Principle

     For the fiscal year ended September 30, 2003, the Company, in accordance with its adoption of SFAS 142 on October 1, 2002, recorded a $650,000 impairment of goodwill associated with the acquisition of USDTL in 1999. See to Note 6 of the consolidated financial statements for a complete description of this adjustment to goodwill.



Net Loss

     Primarily as a result of the factors described above, the Company had a net loss of $6,462,101, $.12 per basic and diluted share, for Fiscal 2003 compared to a net loss of $4,146,066, $.11 per basic and diluted share, for Fiscal 2002.

Financial Condition and Liquidity

     At September 30, 2003 , the Company had working capital deficiencies of $630,741 and cash and cash equivalents of $1,130,919 . Net cash used in operating activities during Fiscal 2003 amounted to $2,452,054, resulting primarily from a net loss of $6,462,101, an increase in USDTL net assets of $108,841 and an increase in other assets of $78,008; partially offset by the cumulative effect of change in accounting principle of $650,000, loss from the disposal of discontinued operation of $895,000, depreciation and amortization of $169,081, common stock and warrants issued for services, placement agent fees and interest on short-term and long-term debt of $1,474,280, a decrease in accounts receivable of $449,558, a decrease in inventories of $264,694, a decrease in prepaid expenses and other current assets of $7,938, an increase in accounts payable and accrued expenses of $93,485 and an increase in deferred revenue of $177,750. Net cash provided by financing and investing activities during Fiscal 2003 was $3,079,769, which included proceeds from the sale of preferred stock, common stock and warrants of $2,153,947, proceeds from the conversion of long-term convertible notes of $955,000, proceeds from the exercise of warrants of $128,813; offset in part by repayment of short-term debt of $135,131; repayment of long-term debt of $14,301 and purchases of property and equipment of $8,559.

     In Fiscal 2003, the Company received proceeds of approximately $554,000 from the sale of 4,674,900 shares of the Company's common stock. In connection with the sale of the common stock, the Company issued to the holders of the common stock warrants to purchase 4,326,946 shares of the Company's common stock at exercise prices from $.20 to $.30 per share, which expire in three years. In addition, the Company received proceeds of approximately $128,813 from the exercise of warrants to purchase 1,431,243 shares of common stock. In February 2003, the Company received net proceeds of approximately $822,000 from the issuance of convertible notes. These notes are senior subordinated obligations of the Company bearing interest at the rate of 15% per annum. Interest on the outstanding principal amount at the rate of 10% is payable quarterly in cash. The balance of 5% per annum will accrue until maturity. Each note holder received 6 shares of the Company's common stock for each dollar of principal in the note. These notes and any accrued and unpaid interest due thereon, are convertible into the common stock of the Company at a conversion price of $.09 per share, subject to adjustments. In conjunction with the issuance of these notes, the Company paid a placement agent $87,000 in cash, and issued to the placement agent 573,000 shares of the Company's common stock and warrants to purchase 461,353 shares of the Company's common stock at an exercise price of $.09 per share, subject to adjustments. The value of the shares issued to the note holders was approximately $955,000 and was recorded as a discount on the notes. Placement fees totaling approximately $312,000 incurred in connection with securing these loans were recorded as a deferred financing charge. After shareholders at their annual meeting on July 28, 2003 approved the increase in authorized shares of common stock and all shares of common stock issuable pursuant to the long-term debt described in Note 4, all note holders converted their debt in the principal amount of approximately $955,000 plus accrued interest into a total of 10,802,862 (10,611,111 for principal and 191,751 for accrued interest) shares of the Company's common stock. In August 2003, the Company sold 700 shares of 8% Convertible Preferred Stock and Warrants to purchase 4,666,666 shares of Common Stock for which it received net proceeds of approximately $581,000. The fees of $119,000 were recorded as deferred financing costs. The $700,000 of Preferred Stock is convertible into Common Stock at $0.15 per share, subject to adjustments, and the Warrants are exercisable at $0.01 per share. The 700 shares of Preferred Stock are also redeemable in five years at $1,000 per share plus accrued but unpaid 8% dividends. During October and November 2003, all warrants and preferred stock issued for this investment were exercised and converted into the Company's common stock. The warrants issued in connection with this preferred stock and the conversion feature resulted in a deemed dividend of $665,000 being recorded and included in the earnings per share calculation for Fiscal 2003. In September 2003, the Company sold 1,000 shares of 6% Convertible Preferred Stock and Warrants to purchase 6,666,667 shares of Common Stock for which it received net proceeds of approximately $900,000. The $1,000,000 of Preferred Stock is convertible into Common Stock at $0.15 per share, subject to adjustments, and the Warrants are exercisable at $0.05 per share. During December 2003, warrants to purchase 3,000,000 shares of the Company's common stock issued for this investment were exercised. The warrants issued in connection with this preferred stock and the conversion feature resulted in a deemed dividend of $1,000,000 being recorded and included in the earnings per share calculation for Fiscal 2003.

     As indicated in the Results of Operations above, the Company sold the net assets, excluding cash, and the business of its USDTL subsidiary in December 2003. From this sale, the Company received net proceeds of approximately $500,000 In addition, under the terms of the sale, the Company expects to receive an additional $500,000 in the future, less amounts for the purchase of services by Avitar under a services and consulting agreement, based on obligations of the purchaser of USDTL to pay the Company 10% of certain revenues in excess of $1,500,000 annually. The Company will record the $500,000 received in the first quarter of Fiscal 2004 and recognize proceeds for the additional $500,000 when they are received.

     During Fiscal 2004, the Company's cash requirements are expected to include primarily the funding of operating losses, the payment of outstanding accounts payable, the repayment of certain notes payable, the funding of operating capital to grow the Company's drugs of abuse testing products and services, and the continued funding for the development of its ORALscreen product line. The cash available at September 30, 2003 along with the proceeds from the sale of USDTL and anticipated customer receipts is expected to be sufficient to fund the operations of the Company through February 2004. As part of the agreement covering the preferred stock sold in September 2003, the investor agreed to purchase additional preferred stock for $1,000,000 upon receipt of shareholder approval. Beyond that time, the Company will require significant additional financing from outside sources to fund its operations. The Company plans to continue working with placement agents and/or investment fund managers in order to raise approximately $10 million during the remainder of Fiscal 2004 from the sales of equity and/or debt securities. The Company plans to use the proceeds from these financings to provide working capital and capital equipment funding to operate the Company, to expand the Company's business, to further develop and enhance the ORALscreen drug screening systems and to pursue the development of in-vitro oral fluid diagnostic testing products. However, there can be no assurance that these financings will be achieved.


     Required payments for debt, capital leases and minimum rentals are as follows:

                                    Capital      Operating      Short-        Long-
                                     Leases       Leases       Term Debt    Term Debt          Total
------------------------------------------------------------------------------------------------------
2004                              $  8,393      $365,415       $337,853    $     2,154    $  713,815
2005                                   732       264,690              -      1,250,000     1,515,422
------------------------------------------------------------------------------------------------------

Total minimum payments            $  9,125      $630,105       $337,853    $ 1,252,154    $2,229,237

-------------------------------------------------------------------------------------------------------



     Operating revenues are expected to remain at the current levels for the first half of Fiscal 2004 and then begin to grow as employment begins to rise in the United States and the Company is able to convert employers to using ORALscreen, Avitar's oral fluid drug testing products. In order to achieve the revenue growth, the Company will need to significantly increase its direct sales force and implement an expanded, targeted marketing program. ORALscreen, as an instant on-site diagnostic test, is part of the fastest growing segment of the diagnostic test market. Inventories are currently at appropriate levels for anticipated sales volumes and the Company, with its production capacity and the arrangements with its current contract manufacturing sources, expects to be able to maintain inventories at optimal levels. Based on current sales, expense and cash flow projections, the Company believes that the current level of cash and cash-equivalents on hand and most importantly, a portion of the anticipated net proceeds from the financing mentioned above would be sufficient to fund operations until the Company achieves profitability. There can be no assurance that the Company will consummate the above-mentioned financing, or that any or all of the net proceeds sought thereby will be obtained. Furthermore, the can be no assurance that the Company will have sufficient resources to achieve the growth in revenue while maintaining the cost reductions implemented in Fiscal 2003. Once the Company achieves profitability, the longer-term cash requirements of the Company to fund operating activities, purchase capital equipment, expand the existing business and develop new products are expected to be met by the anticipated cash flow from operations and proceeds from the financings described above. However, because there can be no assurances that sales will materialize as forecasted, management will continue to closely monitor and attempt to control costs at the Company and will continue to actively seek the needed additional capital.

     As a result of the Company's recurring losses from operations and working capital deficit, the report of its independent certified public accountants relating to the financial statements for Fiscal 2003 contains an explanatory paragraph stating substantial doubt about the Company's ability to continue as a going concern. Such report states that the ultimate outcome of this matter could not be determined as the date of such report (December 5, 2003 except for Note
17 which is as of December 16, 2003). The Company's plans to address the situation are presented above. However, there are no assurances that these endeavors will be successful or sufficient.

Recent Accounting Pronouncements

     In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables". EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF 00-21 is effective for periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material impact on the Company's financial position and results of operations.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and hedging relations designated after June 30, 2003, except for those provisions of SFAS No. 149 which relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003. For those issues, the provisions that are currently in effect should continue to be applied in accordance with their respective effective dates. In addition, certain provisions of SFAS No. 149, which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the Company's financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective beginning July 1, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company's financial statements.


Critical Accounting Policies

     The Company's significant accounting policies are listed in Note 2 to the consolidated financial statements for the year ended September 30, 2003. However, certain of its accounting policies require the application of significant judgment by its management, and such judgments are reflected in the amounts reported in the consolidated financial statements .The Company considers its accounting policies with respect to revenue recognition, use of estimates, long-lived assets and goodwill as the most critical to its results of operations and financial condition.

         Revenue Recognition

     The Company recognizes revenue from product sales upon shipment and delivery with delivery being made F.O.B. to the carrier. Revenue from the sales of services are recognized in the period the services are provided. These revenues are recognized provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable and collection is deemed probable. If uncertainties regarding customer acceptance exist, the Company recognizes revenue when those uncertainties are resolved. Amounts collected or billed prior to satisfying the above revenue recognition criteria are recorded as deferred revenue.


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

         Long-Lived Assets and Goodwill

     The Company evaluates its long-lived assets under the provisions of Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 establishes accounting standards for the impairment of long-lived assets and certain identifiable intangibles to be held and used and for long-lived assets, and certain identifiable intangibles to be disposed of. The Company adopted SFAS No. 144 in the first quarter of fiscal 2003.

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

     As of September 30, 2003 the Company had a net carrying amount of goodwill of approximately $238,000.

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

     Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Such factors include, but are not limited to the following: product demand and market acceptance risks, the effect of economic conditions, results of pending or future litigation, the impact of competitive products and pricing, product development and commercialization, technological difficulties, government regulatory environment and actions, trade environment, capacity and supply constraints or difficulties, the result of financing efforts, actual purchases under agreements and the effect of the Company's accounting policies.


ITEM 7.           FINANCIAL STATEMENTS

     Reference is made to the Index on page F-1 of the Consolidated Financial Statements, included herein.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE Not applicable.

ITEM 8A.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures Our management, including our chief executive officer and chief financial officer, have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2003, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based upon that evaluation, our chief executive officer and chief financial officer have concluded that as of such date, our disclosure controls and procedures in place are adequate to ensure material information and other information requiring disclosure is identified and communicated on a timely basis.

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

                                    Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The directors and executive officers of the Company and their respective ages and positions with the Company, as of September 30, 2003, along with certain biographical information (based solely on information supplied by them), are as follows:


Name                                Age                       Title
Peter P. Phildius                   73      Chairman of the Board and Chief
                                                Executive Officer/Director
Douglas W. Scott (1)                57      President and Chief Operating
                                                Officer/Director
Jay C. Leatherman Jr.               59      Vice President, Chief Financial
                                                Officer andSecretary
Douglas Lewis(3)                    54      Vice President and President
                                                of USDTL
James Groth (1)(2)                  65      Director
Neil R. Gordon (1)(2)               55      Director
Charles R. McCarthy (1)(2)          65      Director
-------------------------------------------------------------------------------

1.Member of Audit Committee.
2.Member of Compensation Committee.
3.Service as Executive Officer was terminated on December 1, 2003.

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

     Based on its review of the copies of such forms received by it, the Company believes that, during Fiscal 2003, all filing requirements applicable to its officers, directors and greater than ten-percent shareholders were met except the following failures to file reports by Section 16(a):

o    One report  (Form 5)  covering  15  transactions  was not filed by Douglas
     Lewis.

Code of Ethics

     Avitar has historically operated under informal ethical guidelines, under which the Company's principal executive, financial and accounting officers, are held accountable. In accordance with these guidelines, the Company has always promoted honest, ethical and lawful conduct throughout the organization. The Company is presently working to formalize its guidelines into a written Code of Ethics, which will be formally adopted and made publicly available in 2004.

ITEM 10. EXECUTIVE COMPENSATION

     Summary Compensation Table. The following table sets forth compensation earned by or paid to the Chief Executive Officer, Chief Operating Officer and other executive officers for Fiscal 2003 and, to the extent required by applicable Commission rules, the preceding two fiscal years.

                                            Annual Compensation            Long-Term
Name/Position              Year          Salary(1)     Bonus        Compensation Options
Peter P. Phildius          2003(4)       $171,661          $-                   -
(Chairman of the Board/    2002          $200,000          $-             125,000(2)
Chief Executive Officer)   2001          $200,000          $-             252,000(3)
Douglas W. Scott           2003(4)       $154,500          $-                   -
(President/                2002          $180,000          $-              66,000(2)
Chief Operating Officer)   2001          $180,000          $-             132,000(3)
Jay C. Leatherman, Jr.     2003(4)       $120,616          $-                   -
(Chief Financial Officer)  2002          $131,230          $-              43,750(2)
                           2001          $125,000          $-              87,500(3)
Douglas Lewis              2003          $126,000          $-                   -
(Vice President/President  2002          $126,000          $-                   -
  of USDTL)                2001          $126,000          $-                   -

(1) Does not include amounts reimbursed for business-related expenses incurred by the executive officers on behalf of the Company.

(2) Reflects additional stock options granted to executive officers by the Company's Board of Directors in January 2002.

(3) Reflects additional stock options granted to executive officers by the Company's Board of Directors in September 2001.

(4)  Reflects temporary salary reductions in effect during Fiscal 2003.

Stock Option Grants in Last Fiscal Year. No stock options were granted during Fiscal 2003.

Option Exercises in Last Fiscal Year and Year-Ended Option Values. No stock options or stock appreciation rights were exercised by the executive officers in Fiscal 2003.

     As of September 30, 2003, the executive officers held options as follows, none of which are in the money:

                                                    Options           Value of Options
                                   Total Options  Exercisable    Exercisable    Not Exercisable
      Peter Phildius                2,178,000     1,170,000       $      -        $      -
      Douglas Scott                 1,398,000       870,000              -               -
      Jay Leatherman                  651,250       301,250              -               -

      Douglas Lewis                   250,000       100,000              -               -

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

     In July 1999, the Company entered into employment agreements with two executives of USDTL. The agreements provide for annual compensation aggregating $226,000 per year, plus cost-of-living increases and bonuses or commissions, as defined. The agreements terminated on December 1, 2003. Expenses under these agreements totaled approximately $245,000 and $238,000 in 2003 and 2002, respectively.

     Director Compensation. During Fiscal 2003, the Company compensated its non-management directors a $5,000 annual retainer, $1,000 for each board meeting attended, $500 for each committee meeting attended and reasonable out-of-pocket travel expenses if they must travel outside of the area to attend the meeting. In addition, each non-management director was entitled to receive options to purchase 30,000 shares of the Company's common stock for the year served as a director. Such options will vest equally over a three-year period and will expire 10 years from the date of grant.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the number of shares of the Company's Common Stock beneficially owned as of December 31, 2003 by (i) each person believed by the Company to be the beneficial owner of more than 5% of the outstanding Company Common Stock; (ii) each director of the Company; (iii) the Company Chief Executive Officer and its four most highly compensated executive officers (other than the Chief Executive Officer) who earn over $100,000 a year; and (iv) all directors and executive officers of the Company as a group. Beneficial ownership by the Company's stockholders has been determined in accordance with the rules promulgated under Section 13(d) of the Securities Exchange Act of 1934, as amended. All shares of the Company Common Stock are owned both of record and beneficially, unless otherwise indicated.

Name and Address of Beneficial Owner (1)                  No. Owned         %
Peter P. Phildius (2)(3)(10)(13)                          4,781,915        4.6
Douglas W. Scott (2)(4)(10)(14)                            3,457296        3.4
Phildius, Kenyon & Scott("PK&S") (2)(10)                  1,792,595        1.8
Jay C. Leatherman, Jr.(2)(5)                                359,380          *
Douglas Lewis (2)(6)(15)                                    100,100          *
James Groth (2)(7)(16)                                      219,699          *
Neil R.Gordon (2)(8)                                        310,597          *
Charles R. McCarthy (2)(9)                                  269,323          *
GIN99 LLC (11)                                            5,325,710        5.2
David Brown (12)                                         12,113,874       11.9
Gryphon Master Fund, LP (17)                              3.666,667        9.2
All directors and executive officers
  as a group (3)(4)(5)(6)(7)(8)(9)(10)(13)(14)(15)(16)    7,730,715        7.4

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

(3) Includes 1,668,120 shares of the Company's Common Stock, and options to purchase 1,321,200 shares of the Company's Common Stock. Also includes the securities of the Company beneficially owned by PK&S as described below in
     Note 10.

(4) Includes 715,501 shares of the Company's Common Stock, and options to purchase 949,200 shares of the Company's Common Stock. Also includes the securities of the Company beneficially owned by PK&S as described below in
     Note 10.

(5) Includes 5,630 shares of the Company's Common Stock, and options to purchase 353,750 shares of the Company's Common Stock.

(6) Includes 100 shares of the Company's Common Stock, and options to purchase 100,000 shares of the Company's Common Stock.

(7) Includes 74,699 shares of the Company's Common Stock and options to purchase 145,000 shares of the Company's Common Stock.

(8) Includes 90,597 shares of the Company's Common Stock, warrants to purchase 90,000 shares of the Company's Common Stock granted to such director under a consulting agreement to provide services to the Company and options to purchase 130,000 shares of the Company's Common Stock.

(9) Includes 172,655 shares of the Common Stock, and options to purchase 96,668 shares of the Common Stock.

(10) Represents ownership of 1,732,595 shares of the Company's Common Stock, and options and warrants to purchase 60,000 shares of the Company's Common Stock. PK&S is a partnership of which Mr. Phildius and Mr. Scott are general partners.

(11) The address for such entity is GIN99, LLC, 668 North Coast Highway, Laguna Beach, CA 92651. Represents 5,325,710 shares of the Company's Common Stock.

(12) The business address for such person is 4101 Evans Avenue, Fort Meyers, FL 33901. Represents 12,113,874 shares of the Company's Common Stock.

(13) Does not include 67,000 shares of the Common Stock owned by Mr. Phildius' wife, all of which he disclaims beneficial ownership.

(14) Does not include 15,000 shares of the Common Stock owned by Mr. Scott's children, all of which he disclaims beneficial ownership.

(15) Does not include 100 shares of the Common Stock owned by Mr. Lewis' wife, all of which he disclaims beneficial ownership.

(16) Does not include 10,929 shares of the Company's Common Stock owned by a trust established for Mr. Groth's children, all of which he disclaims beneficial ownership.

(17) The business address for such entity is 500 Crescent Court, #270, Dallas, TX 75201. Represents warrants to purchase 3,666,667 shares of the Company's Common Stock and preferred stock convertible into 6,666,667 shares of the Company's Common Stock.


Securities authorized for issuance under equity compensation plans.

                      Equity Compensation Plan Information

                                                            Weighted-average
                                                           exercise price of
                               Number of securities to    outstanding options,     Number of securities
                               be issued upon exercise    warrants and rights     remaining available for
                               of outstanding options,                             future issuance under
                                 warrants and rights                                equity compensation
                                                                                     plans (excluding
                                                                                  securities reflected in
                                                                                        column (a)
         Plan category                     (a)                       (b)                    (c)
   Equity compensation plans
    approved by security
    holders                               701,548                   $.99                  148,452
   Equity compensation plans
    not approved by security
    holders                            11,194,577                   $.34                3,696,250
             Total                     11,896,125                   $.38                3,844,702


     See information concerning compensation plans not approved by shareholders in Consolidated Financial Statements, Note 13, Stockholders' Equity, Common Stock Purchase Warrants and Stock Options.

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

     On May 19, 1995, the Company's Consulting Agreement ended and was replaced by the Employment Agreements with Messrs. Phildius and Scott (See "Employment Agreements"). As requested by Messrs. Phildius and Scott and approved by the Company's Board of Directors, the salary and benefits provided under the Employment Agreements will be paid directly to PK&S. Under the terms of the current employment agreements with Peter Phildius and Douglas Scott described above, the Company pays their salaries and related expenses directly to PK&S. The aggregate of salaries, fringe benefits and reimbursement of expenses paid to PK&S by the Company on behalf of Messrs. Phildius and Scott for fiscal years 2003 and 2002 totaled $364,989 and $448,727 respectively. The amount for 2003 reflects the temporary salary reductions in effect during Fiscal 2003.

     In October 1996, the Company entered into a consulting agreement with N.R. Gordon & Company, Inc. Neil Gordon, a member of the Company's Board of Directors, is the President of N.R. Gordon and Company, Inc. Under this agreement, N.R. Gordon & Company, Inc. provided financial consulting services for which it received 50,000 warrants at an exercise price of $0.93 per share and is paid $100.00 per hour for all services performed. In addition, N.R. Gordon & Company, Inc. was entitled to receive commissions for certain capital raising services. During Fiscal 1998, Company canceled the 50,000 warrants granted to N.R. Gordon & Company in 1996 and replaced them with 100,000 warrants (of which 50,000 where exercised in October 2001 and the remaining 50,000 do not expire until 2003) to purchase the Company's Common Stock for $.25 per share. No services were provided to the Company under this Agreement during Fiscal 1999 and Fiscal 2000. In March 2001, the Company entered into a new consulting agreement with N.R. Gordon & Company, Inc. for financial consulting services. Under this new agreement, N.R. Gordon and Company, Inc. received warrants to purchase 40,000 shares of the Company's common stock at an exercise price of $.79 per share until February 2006 and is paid $100.00 per hour for services rendered to the Company. Expenses incurred for N.R. Gordon & Company, Inc. amounted to nothing in Fiscal 2003 and $4,082 in Fiscal 2002.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:


Exhibit No.                                                     Document


      (F) 3.1               Complete Copy of Certificate of Incorporation.
      (F) 3.2               Complete Copy of Bylaws
      (C) 4.1               Certificate of Designations, Rights and Preferences of Series B
                            Redeemable Convertible Preferred Stock
      (D) 4.2               Certificate of Designations, Rights and Preferences of Series C
                             Redeemable Convertible Preferred Stock
     (E) 4.3                Certificate of Designations, Rights and Preferences of Series D
                             Redeemable Convertible Preferred Stock
     (A) 10.1               Employment Agreement between MHB and Peter P. Phildius, dated as of July 23,
                             1993.
     (B) 10.2               Amended and Restated Employment Agreement between MHB and Peter P. Phildius, dated as of August 15, 1994.
     (C) 10.3               Form of Subscription Agreement between the Company and parties purchasing preferred stock during Fiscal 1998 and Fiscal 1999
     (D) 10.4               Form of Subscription Agreement between the Company and parties purchasing preferred and common stock during Fiscal 2000, Fiscal 2001, Fiscal 2002 and
                             Fiscal 2003
         21.1               Subsidiaries of the Company
         23.1               Consent of BDO Seidman, LLP
         31.1               Certification Pursuant to 18 U.S.C. Section 1350, as
                             Adopted Pursuant to Section 302 of the Sarbanes-Oxley
                             Act of 2002
         31.2               Certification Pursuant to 18 U.S.C. Section 1350, as
                             Adopted Pursuant to Section 302 of the Sarbanes-Oxley
                             Act of 2002
         32.1               Certification Pursuant to 18 U.S.C. Section 1350, as
                             Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                             Act of 2002
                            Certification Pursuant to 18 U.S.C. Section 1350, as
         32.2               Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                             Act of 2002

-----------------------------------------------------------------

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

(D) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Annual Report for the fiscal year ended September 30, 2000 (Commission File No. 1-51695), and incorporated herein by reference.

(E) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Quarterly Report for the fiscal period ended March 31, 2001 (Commission File No. 1-51695), and incorporated herein by reference.

(F) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Annual Report for the fiscal year ended September 30, 2002 (Commission File No. 1-51695), and incorporated herein by reference.

(b)  Reports on Form 8-K:

     Form 8-K dated August 12, 2003 and August 13, 2003 regarding a private placement to Gryphon Master Fund, LP for the sale of redeemable convertible preferred stock and warrants.

     Form 8-K dated September 10, 2003 regarding the incorporation of risk factors included in the S-3 registration statement filed on September 10, 2003 into previously filed S-3 registration statements that were effective on December 6, 2002 and July 24, 2003.

     Form 8-K dated October 1, 2003 regarding a private placement to Gryphon Master Fund, LP for the sale of convertible preferred stock and warrants.

     Form 8-K dated December 17, 2003 and December 31, 2003 regarding the sale of the business and assets of the Company's USDTL subsidiary.

                                   SIGNATURES

     In accordance with Section 13 of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:            January 9, 2004
                                                     AVITAR, INC.
                                                     (Registrant)

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

Name                                                Title                                Date
/s/     Peter P. Phildius                 Chairman of the Board and                January 9, 2004
------------------------------------       Chief Executive Officer
Peter P. Phildius                       (Principal Executive Officer);
                                                 and Director

/s/     Douglas W. Scott                President and Chief Operating              January 9, 2004
------------------------------------         Officer and Director
Douglas W. Scott
/s/     J.C. Leatherman, Jr.             Chief Financial Officer and               January 9, 2004
------------------------------------    Secretary (Principal Financial
J.C. Leatherman, Jr.                       and Accounting Officer)

/s/     Neil R .Gordon
------------------------------------               Director                        January 9, 2004
Neil R. Gordon


------------------------------------
/s/     James Groth                                Director                        January 9, 2004
------------------------------------
James Groth


/s/    Charles R. McCarthy                         Director                        January 9, 2004
Charles R. McCarthy

                                Avitar, Inc. and
                                  Subsidiaries










                        Consolidated Financial Statements
                     Years Ended September 30, 2003 and 2002

                          Avitar, Inc. and Subsidiaries

                                                                        Contents



Report of independent certified public accountants                      F-2

Consolidated financial statements:

   Balance sheet                                                  F-3 to F-4

   Statements of operations                                             F-5

   Statements of stockholders' equity (deficit)                         F-6

   Statements of cash flows                                      F-7 to F-8

   Notes to consolidated financial statements                   F-9 to F-37

Report of Independent Certified Public Accountants



To the Board of Directors and Stockholders
Avitar, Inc.

We have audited the accompanying consolidated balance sheet of Avitar, Inc. and subsidiaries as of September 30, 2003, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended September 30, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avitar, Inc. and subsidiaries as of September 30, 2003, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has working capital and stockholder deficits as of September 30, 2003. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ BDO Seidman, LLP

Boston, Massachusetts
December 5, 2003, except
for Note 17 for which the
date is December 16, 2003

                          Avitar, Inc. and Subsidiaries

                           Consolidated Balance Sheet



September 30,                                                    2003
--------------------------------------------------------------------------
Assets (Note 9)

Current:
  Cash and cash equivalents                                   $1,130,919
  Accounts receivable, less allowance for doubtful
    accounts of $27,000 (Note 15)                                517,561
  Inventories (Note 4)                                           249,928
  Prepaid expenses and other                                     128,281
  Assets of discontinued operations (Note 3)                     669,523
--------------------------------------------------------------------------

   Total current assets                                        2,696,212

Property and equipment, net (Note 5)                             237,317

Goodwill, (Note 6)                                               238,120

Other assets (Notes 7 and 9)                                     496,195
--------------------------------------------------------------------------

                                                            $   3,667,844
==========================================================================

See accompanying notes to consolidated financial statements.

                          Avitar, Inc. and Subsidiaries

                           Consolidated Balance Sheet


September 30,                                                                              2003
--------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Deficit

Current liabilities:
   Short-term debt (including $ 82,063 due to affiliates) (Note 8)                 $      337,853
   Accounts payable                                                                     1,149,043
   Accrued expenses                                                                     1,447,237
   Deferred revenue                                                                       212,750
   Current maturities of long-term debt (Note 9)                                            2,154
   Current portion of capital lease obligation (Note 11)                                    8,393
   Liabilities of discontinued operations (Note 3)                                        169,523
--------------------------------------------------------------------------------------------------

     Total current liabilities                                                          3,326,953

Long-term debt, less current maturities (Note 9)                                        1,221,043
--------------------------------------------------------------------------------------------------

Capital lease obligation, less current portion (Note 11)                                      732


     Total liabilities                                                                  4,548,728
--------------------------------------------------------------------------------------------------

 Redeemable convertible preferred stock (Note 10)                                         700,000

Commitments (Notes 11 and 13)

Stockholders' deficit (Note 13):
   Series B, C, D and 6% convertible preferred stock, $.01 par value; authorized
     5,000,000 shares; 137,202 shares issued and outstanding, with aggregate liquidation value - Series B - $13,464;
      Series C - $195,000; Series D-$700,000; 6% Convertible-$1,000,000                     1,372
   Common stock, $.01 par value; authorized 200,000,000 shares; 88,868,196 shares
     issued and outstanding                                                               888,682
   Additional paid-in capital                                                          46,093,947
   Accumulated deficit                                                                (48,564,885)
--------------------------------------------------------------------------------------------------

     Total stockholders' deficit                                                       (1,580,884)
--------------------------------------------------------------------------------------------------
                                                                                   $    3,667,844
==================================================================================================

See accompanying notes to consolidated financial statements.

                          Avitar, Inc. and Subsidiaries

                      Consolidated Statements of Operations

Years ended September 30,                                               2003                 2002
-----------------------------------------------------------------------------------------------------
Sales (Note 15)                                                  $   4,598,025         $  8,292,425
-----------------------------------------------------------------------------------------------------
Operating expenses:
   Cost of sales                                                     3,433,083            4,728,199
   Selling, general and administrative                               3,603,045            5,738,729
   Research and development                                            764,982            1,488,714
   Amortization of goodwill (Note 6)                                         -              309,992
-----------------------------------------------------------------------------------------------------

     Total operating expenses                                        7,801,110           12,265,634
-----------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------
     Loss from operations                                           (3,203,085)          (3,973,209)
Other income (expense):
   Interest income                                                           -              101,972
   Interest expense and financing costs (includes $ 4,456 and
     $ 5,343 to affiliates) (Notes 9 and 16)                        (1,747,503)             (74,746)
   Other income, net                                                    16,704                8,384
-----------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------
     Total other income (expense)                                   (1,730,799)              35,610
Loss from continuing operations before discontinued
     operations and cumulative effect of a change in accounting
     principle                                                      (4,933,884)          (3,937,599)
Discontinued operations (Notes 3 and 6):
    Income (loss) from operations of USDTL                              16,783             (208,467)
     Loss from disposal of discontinued operations                    (895,000)                   -
-----------------------------------------------------------------------------------------------------
     Loss from discontinued operations                                (878,217)            (208,467)
-----------------------------------------------------------------------------------------------------

Loss before cumulative effect of a change in accounting
     principle                                                      (5,812,101)          (4,146,066)
Cumulative effect of a change in accounting principle                 (650,000)                  -
-----------------------------------------------------------------------------------------------------

Net loss                                                           $(6,462,101)         $(4,146,066)
-----------------------------------------------------------------------------------------------------
Basic and diluted loss per share from continuing operations before discontinued operations and cumulative effect of a change in
     accounting principle (Note 13)                                $     (.10)         $      (.10)
-----------------------------------------------------------------------------------------------------

Basic and diluted net loss per share (Note 13)                      $     (.12)         $      (.11)
-----------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements

                          Avitar, Inc. and Subsidiaries

            Consolidated Statements of Stockholders' Equity(Deficit)

                                    (Note 13)

                                                                      Preferred Stock              Common Stock
Years ended September 30, 2003 and 2002                             Shares      Amount         Shares       Amount
-----------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2001                                    2,203,690   $22,036       36,564,342      $365,643
   Issuance of common stock for services                                 -         -           42,169           422
   Sale of common stock and warrants, net of expenses                    -         -        1,973,552        19,736
   Conversion of Series B, C and D preferred stock into
    common stock                                                  (496,529)   (4,965)       3,774,418        37,744
   Exercise of stock options and warrants                                -         -        2,319,734        23,197
   Payment of preferred stock dividend, Series B preferred stock    68,169       681                -             -
   Collection of preferred stock subscription receivable                 -            -             -             -
   Issuance of warrants in connection with long-term note payable        -            -             -             -
   Estimated liability for settlement agreement with financial
     consultant (Note 12)                                                -            -             -             -
   Net loss                                                              -            -             -             -
-----------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2002                                    1,775,330      $17,752    44,674,215     $ 446,742
   Issuance of common stock and warrants for services                    -            -       855,973         8,560
   Sale of common stock and warrants, net of expenses                    -            -     4,674,900        46,749
   Sale of preferred stock and warrants, net of expenses             1,000           10             -             -
   Conversion of Series A, B, and C preferred stock into common
    stock                                                       (1,639,133)     (16,390)   17,701,101       177,011
   Exercise of warrants                                                  -            -     1,431,243        14,312
   Payment of preferred stock dividend, Series B preferred stock         5            -             -             -
   Issuance of common stock for interest on long-term debt               -            -     1,173,063        11,731
   Discount and beneficial conversion related to issuance of
    common stock in connection with convertible notes                    -            -     5,730,000        57,300
   Conversion of long-term convertible notes                             -            -    10,611,111       106,111
   Issuance of warrants in connection with discount on notes payable     -            -             -             -
   Issuance of warrants in connection with restructuring of
    facility lease                                                       -            -             -             -
   Issuance of common stock and warrants for settlement agreement
      with financial consultant (Note 12)                                -            -     2,016,590        20,166
   Net loss                                                              -            -             -             -
-----------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2003                                      137,202      $ 1,372    88,868,196     $ 888,682
-----------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements

                          Avitar, Inc. and Subsidiaries

            Consolidated Statements of Stockholders' Equity(Deficit)
                                   (continued)
                                    (Note 13)



                                                                       Additional                  Preferred Stock
                                                                        Paid-in       Accumulated    Subscription
Years ended September 30, 2003 and 2002                                 Capital         Deficit       Receivable
-----------------------------------------------------------------------------------------------------------------
Balance at September 30, 2001                                        $39,338,443    $(37,592,117)      $(60,641)
   Issuance of common stock for services                                  26,478               -              -
   Sale of common stock and warrants, net of expenses                  1,312,865               -              -
   Conversion of Series B, C and D preferred stock into
    common stock                                                         (32,779)              -              -
   Exercise of stock options and warrants                              1,234,226               -              -
   Payment of preferred stock dividend, Series B preferred stock         363,906        (364,587)             -
   Collection of preferred stock subscription receivable                       -               -         60,641
   Issuance of warrants in connection with long-term note payable         45,973               -              -
   Estimated liability for settlement agreement with financial
     consultant (Note 12)                                               (520,000)                             -
   Net loss                                                                    -      (4,146,066)             -
-----------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2002                                        $41,769,112    $(42,102,770)             -
   Issuance of common stock and warrants for services                    236,878               -              -
   Sale of common stock and warrants, net of expenses                    507,198               -              -
   Sale of preferred stock and warrants, net of expenses                 899,990
   Conversion of Series A, B, and C preferred stock into common
    stock                                                               (160,620)              -              -
   Exercise of warrants                                                  114,500               -              -
   Payment of preferred stock dividend, Series B preferred stock              14             (14)             -
   Issuance of common stock for interest on long-term debt               230,917
   Discount and beneficial conversion related to issuance of
    common stock in connection with convertible notes                    897,700               -              -
   Conversion of long-term convertible notes                             848,889               -
   Issuance of warrants in connection with discount on notes payable      31,194               -
   Issuance of warrants in connection with restructuring of
    facility lease                                                       218,341               -              -
   Issuance of common stock and warrants for settlement
      agreement with financial consultant (Note 12)                      499,834                              -
   Net loss                                                                    -      (6,462,101)             -
-----------------------------------------------------------------------------------------------------------------
Balance at September 30, 2003                                        $46,093,947    $(48,564,885)    $        -
-----------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements

                                  F-6(continued

                          Avitar, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows



Years ended September 30,                                                                    2003                 2002
-------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net loss                                                                         $  (6,462,101)        $ (4,146,066)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
     Cumulative effect of change in accounting principle                                  650,000                    -
     Loss from disposal of discontinued operation                                         895,000                    -
     Depreciation and amortization                                                        169,081              175,765
     Amortization of debt discount                                                         15,110                    -
     Amortization of goodwill                                                                   -              309,992
     Common stock and warrants issued for services and placement
         agent fees                                                                       245,438               26,900
     Common stock and warrants for interest on short-term and
          long-term debt                                                                1,228,842                    -
     Changes in operating assets and liabilities:
       Accounts receivable                                                                449,558              172,752
       Inventories                                                                        264,694             (278,076)
       Prepaid expenses and other current assets                                            7,938              (13,440)
       Other assets                                                                       (78,008)             (38,962)
       Accounts payable and accrued expenses                                               93,485              445,617
       Deferred revenue                                                                   177,750             (350,000)
     Net assets of USDTL                                                                 (108,841)                   -
-------------------------------------------------------------------------------------------------------------------------
         Net cash used in operating activities                                         (2,452,034)          (3,695,518)
-------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Purchases of property and equipment                                                     (8,559)            (143,903)
   Proceeds from sale of equity investment                                                      -               24,391
   Proceeds from the sale of equipment                                                          -                7,500
 ------------------------------------------------------------------------------------------------------------------------

         Net cash used in investing activities                                             (8,559)            (112,012)
-------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Net proceeds from (repayment of) short-term debt                                      (135,131)             245,584
   Proceeds from (repayments of) notes payable and long-term debt                         (14,301)           1,169,076
   Proceeds from issuance of long-term convertible notes                                  955,000                    -
   Sales of preferred stock, common stock and warrants                                  2,153,947            1,332,601
-------------------------------------------------------------------------------------------------------------------------
   Exercise of stock options and warrants                                                 128,813            1,257,423
   Collection of subscription receivable                                                        -               60,641

         Net cash provided by financing activities                                      3,088,328            4,065,325
-------------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                                 627,715              257,795

Cash and cash equivalents, beginning of year                                              503,204              245,409
-------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                                              $   1,130,919         $    503,204
-------------------------------------------------------------------------------------------------------------------------

                          Avitar, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows
                                   (Concluded)

Years ended September 30,                                                                    2003                 2002
-----------------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information: Cash paid during the year for:
     Interest                                                                       $      58,421         $     47,747

Supplemental schedule of noncash investing and financing activities:

   Fair value of equity instruments recorded in connection with
     financial advisors Settlement Agreement (Note 12)                              $      520,000                   -

    During 2003, 1,639,133 shares of Series A, B and C preferred stock were converted into 17,701,101 shares of common stock.

   During 2003, 5 shares of Series B preferred stock were issued as payment of a preferred stock dividend of $14.

   During 2003, 1,173,063 shares of common stock were issued as a discount and beneficial conversion in connection with convertible notes.

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

                          Avitar, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


1. Description of Business and Basis Of Presentation

     Avitar, Inc. ("Avitar" or the "Company") through its wholly-owned subsidiaries, Avitar Technologies, Inc. ("ATI"), United States Drug Testing Laboratories, Inc. ("USDTL") and BJR Security, Inc. ("BJR") designs, develops, manufactures and markets diagnostic test and medical products, and provides diagnostic test and contraband detection services. Avitar sells its products and services to employers, diagnostic test distributors, large medical supply companies, governmental agencies, schools and corporations. The Company operates in one reportable segment since revenues of its contraband detection business represent an immaterial portion of its total revenues. Avitar was looking to sell its USDTL subsidiary in 2003 and consummated a sale of USDTL's net assets, excluding cash, and business in December 2003. The Company received $500,000 in cash upon the closing of the sale and is entitled to receive an additional $500,000 as the buyer of USDTL achieves certain revenue targets. Due to the contingent nature of the additional $500,000, the payments will be recorded as revenues when they are received. The USDTL business has been treated as a discontinued operation (see Note 3).

     The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations and has a working capital deficit of $630,741 and a stockholders' deficit of $1,580,884 as of September 30, 2003. The Company raised net proceeds aggregating approximately $2,283,000 during the year ended September 30, 2003 from the sale of stock and warrants. In addition, the Company received net proceeds of approximately $955,000 from the issuance and conversion of a long-term convertible notes payable into common stock and net proceeds of $581,000 from the sale of redeemable convertible preferred stock. During 2003, the Company implemented an expense reduction program that involved decreases in staff and temporary salary reductions for officers, managers and other administrative staff. The Company is working with placement agents and investment fund mangers to obtain additional equity financing. Based upon cash flow projections, the Company believes the anticipated cash flow from operations and most importantly, the expected net proceeds from future equity financings will be sufficient to finance the Company's operating needs until the operations achieve profitability. There can be no assurances that forecasted results will be achieved or that additional financing will be obtained. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


2. Summary of Significant Accounting Policies

      Concentration of
      Credit Risk and
      Significant Customers


     Financial instruments that subject the Company to credit risk consist primarily of cash, cash equivalents and trade accounts receivable. The Company places its cash and cash equivalents in established financial institutions. The Company has no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company's accounts receivable credit risk is not concentrated within any one geographic area. The Company has not experienced any significant losses related to receivables from any individual customers or groups of customers in any specific industry or by geographic area. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be inherent in the Company's accounts receivable.

     Accounts receivable are customer obligations due under normal trade terms. The Company sells its products to employers, distributors and OEM customers. The Company generally requires signed sales agreements, non-refundable advance payments and purchase orders depending upon the type of customer, and letters of credit may be required in certain circumstances. Accounts receivable is stated at the amount billed to the customer less a valuation allowance for doubtful accounts.

     Senior management reviews accounts receivable on a monthly basis to determine if any receivables could potentially be uncollectible. The Company includes specific accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on available information, the Company believes its allowance for doubtful accounts as of September 30, 2003 is adequate. The allowance for doubtful accounts as of September 30,2003 was $27,000.

     See Note 15 for information on customers that individually comprise greater than 10% of total revenues.

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


     Principles of
     Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.


     Revenue
     Recognition

     The Company recognizes revenue from product sales upon shipment and delivery with delivery being made F.O.B. to the carrier. Revenue from the sales of services are recognized in the period the services are provided. These revenues are recognized provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable and collection is deemed probable. If uncertainties regarding customer acceptance exist, the Company recognizes revenue when those uncertainties are resolved. Amounts collected or billed prior to satisfying the above revenue recognition criteria are recorded as deferred revenue.


     Cash
     Equivalents

     The Company considers all highly liquid investments and interest-bearing certificates of deposit with original maturities of three months or less to be cash equivalents.


     Inventories

     Inventories are recorded at the lower of cost (determined on a first-in, first-out basis) or market. Senior management reviews inventories on a periodic basis to insure that adequate reserves have been established to cover product obsolescence and unusable inventory.


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



     Long-lived Assets

     The Company evaluates its long-lived assets under the provisions of Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 establishes accounting standards for the impairment of long-lived assets and certain identifiable intangibles to be held and used and for long-lived assets, and certain identifiable intangibles to be disposed of. The Company adopted SFAS No. 144 in the first quarter of fiscal 2003 and its adoption did not have any material effects on the Company's financial statements.


     Goodwill

     Effective October 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. Prior to the adoption of SFAS No. 142, goodwill resulting from the excess of cost over fair value of net assets acquired was amortized on a straight-line basis over 10 years. SFAS No. 142 requires among other things, that companies no longer amortize goodwill, but test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with guidelines in SFAS 142. SFAS 142 is required to be applied to all goodwill and other intangible assets regardless of when those assets were initially recognized. The Company will recognize an impairment of goodwill if undiscounted estimated future operating cash flows of the acquired business are determined to be less than the carrying amount of the goodwill. If the Company determines that the goodwill has been impaired, the measurement of the impairment will be equal to the excess of the carrying amount of the goodwill over the amount of the fair value of the asset. If an impairment of goodwill were to occur, the Company would reflect the impairment through a reduction in the carrying value of goodwill (see Note 6).


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

     Stock Options

     The Company accounts for its stock-based compensation plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. No stock-based employee compensation cost was reflected in net loss, as all options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

     The following table illustrates, in accordance with the provisions of SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                    Year Ended September 30,
                                                     2003              2002
     Loss available to common shareholders         $(8,136,561)     $(4,528,106)
     Add: stock based employee compensation
       expense included in reported net loss,
       net of tax                                            -                -
     Deduct: total stock based employee
       compensation expense determined
       under the fair value based method for
       all awards, net of tax                       (  911,218)      (1,183,827)
     Pro forma net loss                            $(9,047,779)    $( 5,711,933)
     Loss per share:
     Basic - as reported                           $    (.12)      $     (.11)
     Basic - pro forma                                  (.13)            (.13)
     Diluted - as reported                              (.12)            (.11)
     Diluted - pro forma                                (.13)            (.13)

     In determining the pro forma amounts above, the Company estimated the fair value of each option granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2003 and 2002:

                                                  2003                 2002
        Risk free interest rate                   2.5 %           3.31-5.29%
        Expected dividend yield                     -                     -
        Expected lives                            5-9 years        5-9 years
        Expected volatility                        80%              85%

     The weighted average fair value of options granted in fiscal 2003 and 2002 was $0.17 and $0.47, respectively.


     Income Taxes

     Income taxes are accounted for using the liability method as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method, deferred income taxes are provided on the differences in basis of assets and liabilities between financial reporting and tax returns using enacted rates. Valuation allowances have been recorded (see Note 14).


     Fair Value of
     Financial Instruments

     The carrying amounts of cash, accounts receivable and accounts payable approximate fair value because of the short-term nature of these items. The current fair values of the short and long-term debt approximate fair value because of the respective interest rates.


     Advertising

     The Company expenses advertising costs as incurred. Advertising expense was approximately $29,000 and $59,000 in fiscal 2003 and 2002, respectively.


       New Accounting
       Pronouncements

     In November 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables". EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF 00-21 is effective for periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material impact on the Company's financial position and results of operations.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and hedging relations designated after June 30, 2003, except for those provisions of SFAS No. 149 which relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003. For those issues, the provisions that are currently in effect should continue to be applied in accordance with their respective effective dates. In addition, certain provisions of SFAS No. 149, which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The adoption of SFAS No. 149 did not expected to have a material effect on the Company's financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective beginning July 1, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company's financial statements.


3.      Discontinued Operations

     In fiscal 2003, the Company pursued the sale of its wholly owned subsidiary, USDTL, which operated a certified laboratory and provided specialized drug testing services primarily utilizing hair and meconium as the samples. On December 16, 2003, the Company consummated a sale of USDTL's business and net assets, excluding cash. The Company received $500,000 in cash upon the closing of the sale and is entitled to receive an additional $500,000 as the buyer of USDTL achieves specified revenue targets. Under the terms of the sale, the buyer must pay the Company 10% of certain annual revenues in excess of $1,500,000, less any amounts due from the Company for the purchase of services from the buyer. Due to the contingent nature of the additional $500,000, the payments will be recorded as revenues when they are received. The accompanying financial statements have been restated to reflect USDTL as a discontinued operation. Following is a summary of the net assets and results of operations of USDTL:


          September 30,                                                    2003

          Accounts Receivable                                        $ 205,455
          Inventory                                                      7,000
          Prepaid expenses and other                                    14,334
          Goodwill                                                     385,052
          Property and equipment                                        57,682
          ---------------------------------------------------------------------
          Total assets                                                 669,523
          ---------------------------------------------------------------------
          Accounts payable and accruals                                147,416
          Long-term debt                                                22,107
          ---------------------------------------------------------------------
          Total liabilities                                            169,523
          ---------------------------------------------------------------------
          Net assets disposed of                                     $ 500,000
          ----------------------------------------------------------------------


          Assets and liabilities are shown at their carrying values which reflect a write down of $895,000 for the aforementioned sale of USDTL.


         Years ended September 30,                           2003              2002
         ------------------------------------------------------------------------------
         Sales                                           $1,647,006         $1,324,939
         Operating expenses                               1,633,459          1,548,320
         Other income (expense)                            (891,764)            14,914
         ------------------------------------------------------------------------------
         Loss from discontinued operations               $( 878,217)        $( 208,467)
         ------------------------------------------------------------------------------

          Other income (expense) includes the write-down to fair value of goodwill of $895,000 prior to the sale.


4.     Inventories


          Inventories consist of the following:

       September 30,                             2003
       -------------------------------------------------
       Raw materials                      $   170,414
       Work-in-process                         37,720
       Finished goods                          41,794
       -------------------------------------------------

                                         $   249,928
       =================================================

5. Property and Equipment

          Property and equipment consists of the following:

        September 30,                                   2003
        ------------------------------------------------------

        Equipment                              $   1,197,239
        Furniture and fixtures                       230,663
        Leasehold improvements                        51,540
        Construction in progress                      50,200
        ------------------------------------------------------

                                                   1,529,642

        Less: accumulated depreciation
          and amortization                         1,292,325
        ------------------------------------------------------

                                               $     237,317
        ======================================================

          At September 30, 2003, the cost of equipment under capital leases was $91,858 and the related accumulated amortization was $66,890.

6.      Goodwill

          As of October 1, 2002, the Company's goodwill of $2,139,555 was composed of $1,901,435 associated with the acquisition of USDTL in 1999 and $238,120 associated with the acquisition of BJR in 2001. As a result of the transitional impairment tests for the adoption of SFAS No. 142, the USDTL acquisition was determined to be impaired by an independent evaluation which relied on present value of future cash flows contained in an offer to purchase USDTL and market price comparisons of sales multiples for companies engaged in a similar business to USDTL. The difference in value of $650,000 was reported as the cumulative effect of change in accounting principle for the year ended September 30, 2003. No adjustment to the $238,120 balance of goodwill associated with the BJR acquisition was deemed necessary as of October 1, 2002 or September 30, 2003.

          During Fiscal 2003, the Company pursued the sale of its USDTL subsidiary and this sale was consummated on December 16, 2003. Based on the sale price, considering only the cash paid at the closing of $500,000, an additional impairment of goodwill was recorded for $895,000 as of September 30, 2003.

          The effect on reported net loss due to the cumulative effect of change in accounting principle and discontinuance of goodwill amortization is as follows:

            Year ended September 30,             2003             2002
            --------------------------------------------------------------

          Loss available to common
            shareholders used in basic
            and diluted EPS                  $(8,136,561)      $(4,528,106)
          Cumulative effect of change
            in accounting principle              650,000                 -
          Goodwill amortization                        -           309,992
          Adjusted net loss before
            cumulative effect of change
            in accounting principle and
            excluding 2002 goodwill
            amortization                    $( 7,486,561)      $(4,218,114)
                                            =============       ============

          Basic and diluted loss per
            share as reported                     $(.12)             (.11)
          Cumulative effect of
            change in accounting
            principle                                .01                 -
          Goodwill amortization                        -               .01
                                             ------------        -----------
          Basic and diluted loss
            per share before
            cumulative effect of
            change in accounting
            principle and excluding
            2002 goodwill amortization          $   (.11)            $(.10)
                                                =========          ========


7. Other Assets

          Other assets consist of the following:

          September 30,                                       2003
          ----------------------------------------------------------

          Patents                                      $   149,966
          Deposits                                          10,242
          Deferredfinancing costs                          232,520
          Deferred rental costs                            218,341
          Other                                             19,300
          ----------------------------------------------------------

                                                           630,369

          Less accumulated amortization                    134,174
          ----------------------------------------------------------

          Other assets, net                            $   496,195
          ----------------------------------------------------------

          Included in the above are patent costs of $149,966 with related accumulation amortization costs of $93,181. The patents have a weighted average amortization period of 7 years. Amortization expense related to the patents was $13,000 and $14,000 for fiscal 2003 and 2002, respectively.

          Estimated amortization expense related to the patents for the next five years is as follows:

                        September 30,
                        2004            $13,000
                        2005             13,000
                        2006             13,000
                        2007             13,000
                        2008              4,000


8. Short-Term Debt Short-term debt consists of the following:

         September 30,                                                                   2003
         --------------------------------------------------------------------------------------
         Note payable to  individual,  interest at 24%,  payable in monthly
            principal   installments  of  $11,611  plus  accrued   interest
            through March 2004.                                                         $116,511

         Note payable to insurance  company,  interest at 8.5%,  payable in
            monthly   installments  of   approximately   $1,941   including
            interest, through November 2003.                                               3,504

         Notes payable to insurance  company,  interest at 8.4%, payable in
            monthly   installments  of   approximately   $2,192   including
            interest, through February 2004.                                              10,961

         Notes payable to insurance  company,  interest at 8.5%, payable in
            monthly   installments  of   approximately   $6,473   including
            interest, through May 2004.                                                   45,314

         Notes payable to insurance  company,  interest at 8.5%, payable in
            various   installments  of  approximately   $19,770   including
            interest, through November 2003.                                              19,770

         Note  payable to  financial  institution,  interest  at prime plus
            4.0%  payable  in  monthly   installments  of  $30,173  through
            December 2003.                                                                59,730

         Funds advanced from various related parties, interest at 10%.                    82,063
         ---------------------------------------------------------------------------------------
                                                                                     $   337,853
         =======================================================================================


9. Long-Term Debt

          Long-term debt consists of the following:

      September 30,                                                       2003
      --------------------------------------------------------------------------

      Note payable to bank maturing March 2004,
      interest at 5.9%, payable in monthly
      installments of $390, including interest,
      collateralized by specific fixed assets of
      BJR and personal guarantee of BJR's former owner.            $      2,154

      Note payable (face value of $1,250,000
      less discount of $28,957 as of September
      30, 2003) to Global Capital Funding Group,
      L.P. maturing August 2005, entire
      principal payable at maturity, interest at
      14%, payable quarterly (see description
      below).                                                         1,221,043

      --------------------------------------------------------------------------
      Total debt                                                      1,223,197
      Less current maturities                                             2,154
      --------------------------------------------------------------------------

      Long-term debt                                             $    1,221,043
      ==========================================================================

     In August 2002, the Company executed a note payable with Global Capital Funding Group, L.P. in the principal amount of $1,250,000 which is payable at maturity in August 2005. Interest on this note is 14% and is payable quarterly in cash or the Company's common stock at the option of the Company. The Company issued warrants to purchase 675,000 shares of common stock at $.31 per share for five years in connection with this note. The warrants were valued at $45,973 and were recorded as a discount to the note. The discount was $28,957 as of September 30, 2003. Fees of approximately $114,000 incurred in connection with securing this loan were recorded as a deferred financing charge. The collateral pledged by the Company to secure the note include all assets of the Company.



     Maturities of long-term debt are as follows:

               September 30,                         Amount
               ---------------------------------------------

               2004                              $    2,154
               ---------------------------------------------
               2005                               1,250,000
               ---------------------------------------------
                                                 $1,252,154
               =============================================

     In 2003, the Company executed convertible notes payable with private individuals in the principal amount of $955,000 which were payable at maturity in February 2008. These notes were senior subordinated obligations of the Company bearing interest at the rate of 15% per annum. Interest on the outstanding principal amount at the rate of 10% was payable quarterly in cash with the balance of 5% to accrue until maturity. Each note holder received 6 shares of the Company's common stock for each dollar of principal in the note for a total of 5,730,000 shares. These notes and any accrued and unpaid interest due thereon, were convertible into the common stock of the Company at a conversion price of $.09 per share, subject to adjustments. In conjunction with the issuance of these notes, the Company paid a placement agent $87,000 in cash, issued 573,000 shares of the Company's common stock and warrants to purchase 461,353 shares of the Company's common stock at an exercise price of $.09 per share, subject to adjustments, which have been recorded as deferred financing costs totaling approximately $312,000. The fair value of the shares issued to the note holders resulted in a beneficial conversion feature of the convertible notes and was accounted for in accordance with Emerging Issues Task Force ("EITF") No. 00-27 as a discount of $955,000 on the notes. Since all the notes were converted into 10,611,111 shares of common stock during 2003, the entire discount of $955,000 and deferred financing costs of $312,000 were recorded as interest expense for 2003.


10. Redeemable
    Convertible
    Preferred Stock

     In August 2003, the Company issued 700 shares of 8% convertible preferred stock and received gross proceeds of $700,000. The Company paid fees of $119,000 which have been recorded as deferred financing costs. These preferred shares entitle the holder to convert, at any time, the amount invested into shares of common stock at a conversion price of $.15 per share subject to anti-dilution provisions and receive annual cash dividends of 8% payable semi-annually. At the end of five years from the date of issuance, the holder is entitled to redeem the shares plus accrued dividends. Warrants to purchase 4,666,666 shares of common stock at an exercise price of $.01 cents per share that were issued in connection with the preferred stock and the conversion feature resulted in a deemed dividend of $665,000 which was recorded and included in the loss per share calculation for the year ended September 30, 2003. All 700 shares of the preferred stock were converted into the Company's common stock subsequent to year-end.


11.    Commitments

       Leases

     ATI and BJR lease office space under non-cancelable operating leases which expire at various dates through 2005. Certain additional costs are incurred in connection with the leases and the leases may be renewed for additional periods. ATI leases certain equipment under capital leases.

     Rental expense under all operating leases charged to operations for the years ended September 30, 2003 and 2002 totaled approximately $493,000 and $536,000, respectively.

          Future minimum rentals are as follows:

          Year ending September 30,             Capital           Operating
          ---------------------------------------------------------------------

          2004                                 $   8,835          $365,415
          2005                                       770           264,690
          ---------------------------------------------------------------------

          Total minimum lease payments         $   9,605          $630,105
                                                                ===========
          Less amount representing interest          480
          -----------------------------------------------

          Present value of net minimum
            lease payments                         9,125

          Less current portion                     8,393
          -----------------------------------------------

          Long-term portion                    $     732
          ===============================================


       Employment Agreements

     The Company entered into employment agreements with its two principal executives, which payments thereunder were subsequently assigned to an affiliate. The agreements provide for annual compensation aggregating $380,000 per year, plus cost-of-living increases and bonuses based upon pre-tax income, as defined or other net income objectives established by the Board of Directors. In the event of a change in control of the Company, the two executives may be entitled to receive up to two times their annual salary plus the most recent annual bonus. The agreements renew automatically on an annual basis and may be terminated upon 60 days written notice by either party. Expenses under these agreements totaled approximately $326,000 and $380,000 in 2003 and 2002, respectively. The expense for 2003 reflects the temporary salary reduction that was in effect during Fiscal 2003.


     Retirement Plan

     In February 1998, the Company adopted a defined contribution retirement plan which qualifies under Section 401(k) of the Internal Revenue Code, covering substantially all employees. Participant contributions are made as defined in the Plan agreement. Employer contributions are made at the discretion of the Company. No Company contributions were made in 2003 and 2002.

12.     Settlement Agreement

     As of September 30, 2002, the Company recorded a liability of $520,000 with a corresponding charge to equity to reflect the fair value of the cost associated with a Settlement Agreement for compensation to the Estate and successors of a financial advisor who provided services to the Company from 1998 to 2001 directly related to the raising of capital through issuance of equity instruments. On December 11, 2002, the Company settled this liability and issued 2,016,590 shares of common stock and warrants to purchase 1,176,679 shares of common stock at exercise prices ranging from $0.23 to $0.35 per share with expiration dates in October 2003 and December 2003. In Fiscal 2003, the Company recorded an offsetting increase of $520,000 to stockholders' equity for the fair value of the shares and warrants issued.




13.  Stockholders' Equity (Deficit)

     Preferred Stock

     Preferred stock shares outstanding consist of the following;

       September 30,                              2003
       -------------------------------------------------

       Series B                                  5,928
       Series C                                 36,941
       Series D                                 93,333
       6% Convertible                            1,000
       -------------------------------------------------
       Total                                   137,202
       =================================================


     The 5,928 shares of Series B convertible preferred stock issued and outstanding entitle the holder of each share to: convert it, at any time, at the option of the holder, into ten shares of common stock subject to antidilution provisions and receive dividends amounting to an annual 8% cash dividend or 10% stock dividend payable in shares of Series B preferred stock computed on the amount invested, at the discretion of the Company. After one year from the date of issuance, the Company may redeem, in whole or in part, the outstanding shares at the offering price in the event that the average closing price of ten shares of the Company's common stock shall equal or exceed 300% of the offering price for any 20 consecutive trading days prior to the notice of redemption; and liquidating distributions of an amount per share equal to the offering price. In 2003, 1,422,342 of these shares were converted into 14,523,420 shares of common stock. During 2002, 183,195 of these shares were converted into 1,831,950 shares of common stock. Undeclared and unpaid dividends amounted to $2,864 and $260,322 at September 30, 2003 and 2002, respectively.

     The 36,941 shares of Series C convertible preferred stock issued and outstanding entitle the holder of each share, on each anniversary date of the investment, to convert into the number of shares of common stock derived by dividing the purchase price paid for each share of the preferred stock by the average price of the Company's common stock for the five trading days prior to conversion subject to antidilution provisions and receive royalties of 5% of revenues related to disease diagnostic testing from the preceding fiscal year. There were no royalties earned for the years ended September 30, 2003 and 2002. After one year from the date of investments the Company may redeem in whole or in part, into shares of the Company's common stock derived by dividing the redemption price, as defined, by the average closing price of the Company's common stock for the five trading days prior to the redemption date, and liquidating distributions of an amount per share equal to the amount of unpaid royalties due to the holder in the event of liquidation. In 2003, 133,333 of these shares were converted into 3,017,307 shares of common stock. During 2002, 265,334 of these shares were converted into 1,461,928 shares of common stock.

     The 93,333 shares of Series D convertible preferred stock issued and outstanding entitle the holder of each share to convert it, at any time, at the option of the holder, into ten shares of common stock subject to anti-dilution provisions. After one year from the date of issuance, the Company may redeem, in whole or in part, the outstanding shares at the offering price in the event that the average closing price of ten shares of the Company's common stock shall equal or exceed 300% of the offering price for any 20 consecutive trading days prior to the notice of redemption; and liquidating distributions of an amount per share equal to the offering price. None of these shares were converted into common stock during 2003. During 2002, 48,000 of these shares were converted into 480,000 shares of common stock.

     The 1,000 shares of 6% convertible preferred stock issued and outstanding entitle the holder to convert, at any time, the amount invested into shares of common stock at a conversion price of $.15 per share subject to anti-dilution provisions and receive annual cash dividends of 6% payable semi-annually. Warrants to purchase 6,666,667 shares of common stock at an exercise price of $.05 cents per share that were issued in connection with the preferred stockand conversion feature resulted in a deemed dividend of $1,000,000 which was recorded and included in the loss per share calculation for the year ended September 30, 2003.

     Common Stock
     Purchase
     Warrants

     The Company has outstanding warrants entitling the holders to purchase one share of common stock at the applicable exercise price. During fiscal 2003, warrants were exercised for 1,413,143 shares and warrants covering 850,334 shares were cancelled or expired. During fiscal 2002, warrants were exercised for 2,214,734 shares and warrants covering 335,600 shares were cancelled or expired. In fiscal 2003 and 2002, warrants covering 19,110,310 and 4,334,754 shares were issued, respectively, primarily in connection with convertible notes, common stock and preferred stock issuances, discounts on notes payable and deferred rental costs related to the restructure of a facility lease in fiscal 2003. The fair value of warrants for the right to purchase 11,333,000 shares of common stock related to the preferred stock and redeemable preferred stock issuances in fiscal 2003 resulted in a deemed dividend of approximately $1,665,000 for the warrants and conversion feature. This amount was recorded and included in the earnings per share calculation. In fiscal 2002, warrants covering 4,334,754 shares were issued primarily in connection with common stock issuances. The fair value of the warrants covering 2,274,353 shares issued in 2003 for discount on notes payable, deferred financing cost related to convertible notes and deferred rental costs amounted to approximately $310,000. For the warrants issued in 2002 covering 675,000 shares for the discount on a long-term note, the fair value was approximately $45,000. The following is a summary of shares issuable upon the exercise of warrants (all of which are exercisable) at September 30, 2003.

                                                                        Exercise             Shares          Expiration
                                                                          Price             Issuable            Date
----------------------------------------------------------------------------------------------------------------------------
       Warrants issued to consultant for services provided              $.25                50,000              2003

       Warrants issued in connection with services in 1999              $.26 - $.75        274,400           2003 - 2004

       Warrants issued in connection with preferred
         stock issuance in 2001                                         $1.13            1,413,330              2004

       Warrants issued in connection with common
         stock issuance in 2001                                         $.68 - $1.50     5,197,452           2003-2004

       Warrants issued in connection with loans made
         in 2001                                                        $.70                 7,500              2004

       Warrants issued in connection with services in 2001              $.68 - $2.26       609,974           2004-2006

       Warrants issued in connection with common
         stock issuances in 2002                                        $.68 - $1.38     2,175,750           2004-2005

       Warrants issued in connection with long-term
          note payable in 2002                                          $.31               675,000              2007

       Warrants issued in connection with discounts on
          notes payable in  2003                                        $.01 - $.25        213,000              2006

       Warrants issued in connection with common stock
          sales in 2003                                                 $.20 - $.22      4,326,946              2006

       Warrants issued in connection with the settlement
          with a financialconsultant                                    $.23 - $35       1,176,679              2003

       Warrants issued to placement agent in connection
          with long-term convertible notes in 2003                      $.09               461,353              2008

       Warrants issued in connection with preferred stock
          and redeemable preferred stock sales in 2003                  $.01 - $.05     11,333,333              2008

        Warrants issued to placement agent in connection
          with sales of preferred stock in 2003                         $.20               100,000              2006

        Warrants issued in connection with deferred rent
          costs associated with restructure of facility
          lease in 2003                                                 $.20             1,500,000              2013
                                                                                        -----------
        Total Number of Warrants                                                        29,514,716


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

     During fiscal 1995, the Company adopted a directors' plan, (the "Directors' Plan"). Under the Directors' Plan, each nonmanagement director is to be granted options covering 5,000 shares of common stock initially upon election to the Board, and each year in which he/she is elected to serve as a director. In fiscal 2001, the Company adopted a compensation plan for outside directors that provides for each non-management director to receive options covering 100,000 shares of common stock upon initial election to the Board and to receive annual grants of 30,000 shares of common stock at the fair market value on the date of grant which vest over three years. During fiscal 2002 options covering 90,000 shares of common stock were granted to outside directors.

     No options were issued to directors in 2003.

     During fiscal 2003 and 2002, 635,000 and 1,620,750 options, respectively, were granted primarily to employees and directors of the Company with exercise prices equal to the stock's fair value on the issue date. Of the options issued in fiscal 2003, 625,000 were granted outside of the Company's established plans to management with half of these options beginning to vest on the anniversary date of the grant at a rate of 20% per year and half of these options vesting the earlier of 9 1/2 years from grant date, retirement of optionee who has attained 65 years of age, or attainment of certain performance objectives. During fiscal 2003, 3,358,400 options held by employees of the Company were cancelled or expired and no options held by employees were exercised.

     A summary of option transactions is as follows:

                                                                 Weighted
                                                                 Average
                                                      Shares      Price         Price
        Outstanding at September 30, 2001            10,944,148    $1.14      $.17-$7.38

        Cancelled/expired                            (1,594,000)    1.49       .66 - 7.38
        Exercised                                      (105,000)     .32       .28 -  .35
        Granted                                       1,620,750      .60       .28 - 1.34
        ----------------------------------------------------------------------------------

        Outstanding at September 30, 2002            10,865,898     1.12       .17 - 3.19

        Cancelled/expired                            (3,358,400)    1.73       .22 - 3.11
        Granted                                         635,000      .23       .19 -  .26
        ----------------------------------------------------------------------------------

        Outstanding at September 30, 2003             8,142,498   $  .72      $.17 - $3.19
        -----------------------------------------------------------------------------------


     The following tables summarize information about stock options outstanding and exercisable at September 30, 2003:

                                                      Options Outstanding
                                                             Weighted-
                                         Number               Average          Weighted-
                  Range of           Outstanding at          Remaining          Average
                  Exercise            September 30,         Contractual        Exercise
                   Prices                 2003             Life (years)          Price
           --------------------------------------------------------------------------------
              $    0-   $  0.20            157,300               3.7              $  0.20
                0.22-      0.28          1,470,000               4.7                 0.25
                0.32-      0.59          3,894,248               5.7                 0.36
                0.62-      0.95            822,000               7.7                 0.75
                1.09-      1.36          1,435,750               6.6                 1.30
                1.71-      2.24             45,000               6.1                 2.08
           --------------------------------------------------------------------------------
                2.38-      3.19            318,200               6.4                 3.06

           --------------------------------------------------------------------------------
              $ 0.17-   $  3.19          8,142,498              5.86              $   .72
           --------------------------------------------------------------------------------

                                                      Options Exercisable
                                                             Weighted-
                                         Number               Average          Weighted-
                   Range of          Outstanding at          Remaining          Average
                   Exercise           September 30,         Contractual        Exercise
                    Prices                2003             Life (years)          Price
           --------------------------------------------------------------------------------

              $    0-   $  0.20            147,300               3.1              $  0.19
                0.22-      0.28            933,600               2.7                 0.25
                0.32-      0.59          1,720,508               5.4                 0.35
                0.62-      0.95            386,467               7.9                 0.77
                1.09-      1.36            516,350               6.2                 1.31
                1.71-      2.24             32,000               6.0                 2.10
                2.38-      3.19            154,800               6.4                 3.05

           --------------------------------------------------------------------------------
              $ 0.17-   $  3.19          3,891,025              5.39              $   .60
           --------------------------------------------------------------------------------


     Loss Per Share

     The following data show the amounts used in computing loss per share:

                September 30,                                               2003                2002
                ----------------------------------------------------------------------------------------
                Loss from continuing operations before
                  discontinued operations and cumulative
                  effect of a change in accounting
                  principle                                        $  (4,933,884)      $  (3,937,599)

                Less:
                 Preferred stock dividends                                (9,460)           (382,040)
                 Deemed dividends in connection with 8%
                  preferred stock sales                                 (665,000)                  -
                 Deemed dividends in connection with 6%
                  preferred stock sales                               (1,000,000)                  -
                ========================================================================================

                 Loss available to common stockholders
                  from continuing operations before
                  discontinued operations and cumulative
                  effect of a change in accounting principle          (6,608,344)         (4,319,639)

                Add:
                 Loss from discontinued operations                      (878,217)           (208,467)
                 Cumulative effect of a change in
                  accounting principle                                  (650,000)                  -
                ========================================================================================

                Net loss available to common shareholders          $  (8,136,561)      $  (4,528,106)
                ========================================================================================

                Weighted average number of common
                  shares outstanding                                  68,452,155          42,675,660
                ========================================================================================


     The following is the basic and diluted loss per share calculation:

          September 30,                                      2003         2002
      -------------------------------------------------------------------------

      Loss per share applicable to common
        shareholders before discontinued
        operations and cumulative effect            $       (0.10)   $   (0.10)
      Impact of discontinued operations                     (0.01)       (0.01)
      Impact of cumulative effect                           (0.01)           -
      -------------------------------------------------------------------------
      Basic and diluted net loss per share
        applicable to common shareholders           $       (0.12)   $   (0.11)
      -------------------------------------------------------------------------




     The following table summarizes securities that were outstanding as of September 30, 2003 and 2002, but not included in the calculation of diluted net loss per share (Continued) because such shares are antidilutive:


                September 30,                      2003                2002
      -------------------------------------------------------------------------

      Stock options                             8,142,498          10,865,898
      Convertible preferred stock               8,889,277          19,179,104
      Stock warrants                           29,514,716          12,684,883
      Redeemable convertible preferred stock    4,666,666                   -



14.    Income Taxes

     No provision for Federal income taxes has been made for the years ended September 30, 2003 and 2002, due to the Company's operating losses. At September 30, 2003, the Company has unused net operating loss carryforwards of approximately $43,500,000 including approximately $11,000,000 acquired from ATI which expire at various dates through 2022. Most of this amount is subject to annual limitations due to various "changes in ownership" that have occurred over the past few years. Accordingly, most of the net operating loss carryforwards will not be available to use in the future.

     As of September 30, 2003 and 2002, the deferred tax assets related to the net operating loss carryforwards have been fully offset by valuation allowances, since the utilization of such amounts is uncertain.


15.    Major Customers
       and Suppliers

     Customers in excess of 10% of total sales are:


       Years ended September 30,           2003              2002
       --------------------------------------------------------------

       Customer A                    $1,022,816         $   977,000
       Customer B                             *         $ 2,092,800
       Customer C                    $  576,330                   *

       * Not in excess of 10%.

     At September 30, 2003, accounts receivable from major customers totaled approximately $131,000.

     The Company's current suppliers of certain key material components are the only vendors that meet the Company's specifications for such components. The loss of these suppliers could have a material adverse effect on the Company.

16.    Interest Expense
       and Financing Costs

     Interest expense and financing costs for 2003 are:

                    Interest on short-term and long-term debt       $   409,909
                    Discount and deferred financing costs on
                      convertible notes (Note 9)                      1,306,000
                    Discount on short-term notes payable                 31,594
                                                                  -------------
                    Total Interest and Financing Costs               $1,747,503
                                                                     ==========

17.    Subsequent Events

     Subsequent to year-end, 700 shares of the 8% convertible preferred stock were converted into 4,666,666 shares of common stock at a conversion price of $.15 per share. In addition, warrants to purchase 7,728,493 of common stock at exercise prices ranging from $.01 to $.05 per share were exercised on a cashless basis. On December 16, 2003, the Company consummated a sale of the net assets, excluding cash, and business of its USDTL subsidiary (see Note 3).

                                            Exhibit Index




Exhibit No.                                                     Document


      (F) 3.1               Complete Copy of Certificate of Incorporation.
      (F) 3.2               Complete Copy of Bylaws
      (C) 4.1               Certificate of Designations, Rights and Preferences of Series B
                            Redeemable Convertible Preferred Stock
      (D) 4.2               Certificate of Designations, Rights and Preferences of Series C
                             Redeemable Convertible Preferred Stock
     (E) 4.3                Certificate of Designations, Rights and Preferences of Series D
                             Redeemable Convertible Preferred Stock
     (A) 10.1               Employment Agreement between MHB and Peter P. Phildius, dated as of July 23,
                             1993.
     (B) 10.2               Amended and Restated Employment Agreement between MHB and Peter P. Phildius, dated as of August 15, 1994.
     (C) 10.3               Form of Subscription Agreement between the Company and parties purchasing preferred stock during Fiscal 1998 and Fiscal 1999
     (D) 10.4               Form of Subscription Agreement between the Company and parties purchasing preferred and common stock during Fiscal 2000, Fiscal 2001, Fiscal 2002 and
                             Fiscal 2003
         21.1               Subsidiaries of the Company
         23.1               Consent of BDO Seidman, LLP
         31.1               Certification Pursuant to 18 U.S.C. Section 1350, as
                             Adopted Pursuant to Section 302 of the Sarbanes-Oxley
                             Act of 2002
         31.2               Certification Pursuant to 18 U.S.C. Section 1350, as
                             Adopted Pursuant to Section 302 of the Sarbanes-Oxley
                             Act of 2002
         32.1               Certification Pursuant to 18 U.S.C. Section 1350, as
                             Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                             Act of 2002
                            Certification Pursuant to 18 U.S.C. Section 1350, as
         32.2               Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                             Act of 2002

-----------------------------------------------------------------

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

(D) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Annual Report for the fiscal year ended September 30, 2000 (Commission File No. 1-51695), and incorporated herein by reference.

(E) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Quarterly Report for the fiscal period ended March 31, 2001 (Commission File No. 1-51695), and incorporated herein by reference.

(F) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Annual Report for the fiscal year ended September 30, 2002 (Commission File No. 1-51695), and incorporated herein by reference.