Form 10QSB
period 2003-12-31
AVITAR INC /DE/
filed 2004-02-17
CIK 814008

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2003.

[ ]  Transition  report  pursuant to Section 13 or 15(d) of the Exchange act for
the   transition   period   from   to    ---------------------------------------
--------------------------------------

Commission File Number:    1-15695
                       ---------------------

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

                            COMMON STOCK: 101,727,635
                             AS OF FEBRUARY 12, 2004

Transitional Small Business Disclosure Format
(Check One):               [  ] Yes ;       [x] No

                               Page 1 of 25 pages
                           Exhibit Index is on Page 21

                                TABLE OF CONTENTS


                                                                      Page


PART I:           FINANCIAL INFORMATION                                       3


         Item 1  Consolidated Financial Statements
                    Balance Sheet                                             4
                    Statements of Operations                                  5
                    Statement of Stockholders' Deficit                        6
                    Statements of Cash Flows                                  7
                    Notes to Consolidated Financial Statements                8


         Item 2  Management's Discussion and Analysis or Plan of Operation   13


         Item 3  Controls and Procedures                                     17

PART II: OTHER INFORMATION                                                   18

         Item 2  Changes in Securities and Use of Proceeds                   19


         Item 6  Exhibits and Reports on Form 8-K                            19


SIGNATURES                                                                   20

EXHIBIT INDEX                                                                21
CERTIFICATIONS                                                               22

                          PART I FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

                          Avitar, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                December 31, 2003
                                   (Unaudited)

      ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                            $    451,260
Accounts receivable,, less allowance for doubtful
   accounts of $25,000                                                    390,471
Inventories                                                               417,007
Prepaid expenses and other current assets                                 166,318
                                                                     ------------
Total current assets                                                    1,425,056

PROPERTY AND EQUIPMENT, net                                               211,566
GOODWILL, net                                                             238,120
 OTHER ASSETS                                                             353,414
                                                                     ------------
        Total                                                        $  2,228,156
                                                                     ============

     LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Notes payable                                                        $    208,334
Accounts payable                                                          906,047
Accrued expenses                                                        1,238,209
Deferred revenue                                                          211,550
Current portion of long-term debt                                           8,098
                                                                     ------------
Total current liabilities                                               2,572,238

LONG TERM DEBT, LESS CURRENT PORTION                                    1,225,798
                                                                     ------------
Total liabilities                                                       3,798,036
                                                                     ------------

  COMMITMENTS

STOCKHOLDERS' DEFICIT
Series B, C, D and 6% convertible preferred stock, $.01 par value;
 authorized 5,000,000 shares; 137,202 shares issued and
  outstanding                                                               1,372
Common Stock, $.01 par value; authorized 200,000,000 shares;
101,727,635 shares issued and outstanding                               1,017,276
Additional paid-in capital                                             46,634,876
Accumulated deficit                                                   (49,223,404)
                                                                     ------------
Total stockholders' deficit                                            (1,569,880)
                                                                     ------------
        Total                                                        $  2,228,156
                                                                     ============

See accompanying notes to consolidated financial statements.

                          Avitar, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                     THREE MONTHS ENDED DECEMBER 31,
                                                          2003            2002
                                                     -----------------------------
        SALES                                        $    820,200    $  1,497,656
                                                     ------------    ------------
OPERATING EXPENSES
Cost of sales                                             533,907         991,397
Selling, general and administrative                       746,736       1,157,036
Research and development                                  108,155         273,128
                                                     ------------    ------------
Total operating expenses                                1,388,798       2,421,561
                                                     ------------    ------------

LOSS FROM OPERATIONS                                     (568,598)       (923,905)
                                                     ------------    ------------

OTHER INCOME (EXPENSE)
Interest expense and financing costs                      (69,268)        (75,553)
Other income (expense)                                      8,245             595
                                                     ------------    ------------
Total other expense                                       (61,023)        (74,958)
                                                     ------------    ------------


LOSS FROM CONTINUING OPERATIONS BEFORE
DISCONTINUED OPERATIONS                                  (629,621)       (998,863)
                                                     -------------   -------------
DISCONTINUED OPERATIONS:
 Income (loss) from operations of USDTL                     4,447          (9,909)
Loss from the disposal of USDTL                           (17,235)              -
                                                     ------------    ------------
Loss from discontinued operations                         (12,788)         (9,909)
                                                     ------------    ------------

     NET LOSS                                        $   (642,409)   $ (1,008,772)
                                                     ============    ============

BASIC AND DILUTED LOSS PER SHARE FROM CONTINUING
OPERATIONS BEFORE DISCONTINUED OPERATIONS (Note 7)   $      (0.01)   $      (0.02)
                                                     ============    ============

BASIC AND DILUTED NET LOSS PER SHARE (Note 7):       $      (0.01)   $      (0.02)
                                                     ============    ============

WEIGHTED AVERAGE
NUMBER OF COMMON SHARES OUTSTANDING                    96,093,701      49,959,035
                                                     ============    ============

See accompanying notes to consolidated financial statements.

                          Avitar, Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Deficit
                      Three Months Ended December 31, 2003
                                   (Unaudited)

                                                 Preferred Stock                     Common Stock
                                                                                                        Additional      Accumulated
                                              Shares          Amount      Shares            Amount     paid-in capital   deficit
-----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2003                 137,202       $  1,372     88,868,196     $  888,682   $ 46,093,947    ($48,564,885)

Issuance of common stock for exercise
  of warrants                                       -              -      7,496,436         74,964        (74,964)              -

Issuance of common stock for interest on
long-term debt                                      -              -        696,336          6,963         81,560               -

Conversion of 8% redeemable convertible
preferred stock into common stock                   -              -      4,666,667         46,667        534,333               -

Payment of preferred stock dividend for
 8% redeemable convertible preferred stock          -              -              -              -              -         (16,110)

     Net loss                                       -              -              -              -              -        (642,409)
                                            ---------   ------------   ------------   ------------   ------------    ------------

Balance at December 31, 2003                  137,202       $  1,372    101,727,635     $1,017,276   $ 46,634,876    ($49,223,404)
                                            ---------   ------------   ------------   ------------   ------------    ------------

See accompanying notes to consolidated financial statements.

                          Avitar, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                           THREE MONTHS ENDED DECEMBER 31,
                                                                                             2003                2002
 CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                                 ($642,409)          ($1,008,772)
Adjustments to reconcile net loss to net cash used in operating activities:
  Loss from disposal of discontinued operation                                              17,235                     -
  Depreciation and amortization                                                             29,481                40,689
  Amortization of debt discount and deferred financing                                      14,484                13,507
  Amortization of deferred rent expense                                                     10,397                     -
  Common stock for services                                                                      -                50,000
  Common stock for interest on long-term debt                                               43,750                43,750

  Changes in operating assets and liabilities:
    Accounts receivable                                                                    127,090               192,485
    Inventories                                                                           (167,079)             (227,772)
    Prepaid expenses and other current assets                                              (38,037)               94,951
    Other assets                                                                            26,205                14,560
    Accounts payable and accrued expenses                                                 (452,024)              387,597
    Deferred revenue                                                                        (1,200)               34,100
                                                                                       ------------         -------------
      Net cash used in operating activities                                             (1,032,107)             (364,905)
                                                                                       ------------         -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of property and equipment                                                         (835)               (3,360)
  Proceeds from sale of USDTL                                                              500,000                     -
                                                                                       ------------         -------------

      Net cash provided by (used in) investing activities                                  499,165                (3,360)
                                                                                       ------------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Repayment of notes payable and long-term debt                                           (130,607)              (44,480)
  Sales of common stock, preferred stock and warrants                                            -               125,000
  Payment of cash dividend on 8% redeemable convertible preferred stock                    (16,110)                    -
                                                                                       ------------         -------------

      Net cash provided by (used in) financing activities                                 (146,717)               80,520
                                                                                       ------------         -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                 (679,659)             (287,745)

CASH AND CASH EQUIVALENTS, beginning of the period                                       1,130,919               503,204
                                                                                       ------------         -------------

CASH AND CASH EQUIVALENTS, end of the period                                              $451,260              $215,459
                                                                                       ============         =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during period:
   Income taxes                                                                         $       -               $      -
   Interest                                                                             $   7,899               $ 12,058


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:

During the three months ended December 31, 2003, 696,336 shares of common stock were issued for interest on long-term debt.

During the three months ended December 31, 2003, 700 shares of 8% redeemable convertible preferred stock were converted into 4,666,667 shares of common stock.

During the three months ended December 31, 2003, 7,496,436 shares of common stock were issued for the exercise of warrants.

During the three months ended December 31, 2002, 198,864 shares of common stock were issued for interest on long-term debt.

During the three months ended December 31, 2002, 1,639,133 shares of Series A, B and C convertible preferred stock were converted into 17,701,101 shares of common stock.

During the three months ended December 31, 2003, 5 shares of Series B preferred stock were issued as payment of a preferred stock dividend of $14.

Fair value of equity instrument recorded in connection with financial
advisors Settlement Agreement                                                                                   $520,000


See accompanying notes to consolidated financial statements.

                          AVITAR, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
===============================================================================

1.   BASIS OF PRESENTATION

          Avitar,  Inc.  (the  "Company" or "Avitar")  through its  wholly-owned subsidiary Avitar Technologies, Inc. ("ATI") develops, manufactures, markets and sells diagnostic test products and proprietary hydrophilic polyurethane foam disposables fabricated for medical, diagnostics, dental and consumer use. During the first quarter of FY2004, the Company continued the development and marketing of innovative point of care oral fluid drugs of abuse tests, which use the Company's foam as the means for collecting the oral fluid sample. Through its wholly owned subsidiary, BJR Security, Inc. (`BJR"), the Company provides specialized contraband detection and education services.

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

          The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-QSB and Regulation S-B (including Item 310(b) thereof). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2003 are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 2004. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended September 30, 2003.

          The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations and has a working capital deficit as of December 31, 2003 of $1,147,182. The Company raised net proceeds aggregating approximately $2,283,000 during the fiscal year ended September 30, 2003 from the sale of stock and warrants. In addition, the Company received net proceeds of approximately $955,000 from the issuance and conversion of long-term convertible notes payable into common stock and net proceeds of $581,000 from the sale of redeemable convertible preferred stock. No capital was raised during the quarter ended December 31, 2003. The Company is working with placement agents and investment fund mangers to obtain additional equity financing. Based upon cash flow projections, the Company believes the anticipated cash flow from operations and most importantly, the expected net proceeds from future equity financings will be sufficient to finance the Company's operating needs until the operations achieve profitability. There can be no assurances that forecasted results will be achieved or that additional financing will be obtained. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.   INVENTORIES

         At December 31, 2003, inventories consist of the following:

               Raw Materials                                          $307,272
               Work-in-Process                                          85,165
               Finished Goods                                           25,570
                                                                    ----------
                        Total                                         $417,007
                                                                      ========

3.   DISCONTINUED OPERATIONS

          On December 16, 2003, the Company consummated a sale of USDTL's business and net assets, excluding cash. The Company received $500,000 in cash upon the closing of the sale and is entitled to receive an additional $500,000 as the buyer of USDTL achieves specified revenue targets. Under the terms of the sale, the buyer must pay the Company 10% of certain annual revenues in excess of $1,500,000, less any amounts due from the Company for the purchase of services from the buyer. The Company recorded the $500,000 received in the first quarter of FY2004. Due to the contingent nature of the additional $500,000, the payments will be recorded as they are received. The accompanying financial statements reflect USDTL as a discontinued operation. The following is a summary of the results of operations for the three months ended December 31, 2003 and 2002:

         Three months ended December 31,              2003               2002
         -----------------------------------------------------------------------

         Sales                                   $   289,501        $   376,143
         Operating expenses                          284,223            385,982
         Other expense                             (  18,066)              ( 70)
         -----------------------------------------------------------------------
         Loss from discontinued operations       $ (  12,788)       $    (9,909)
         =======================================================================


          Other income (expense) for the three months ended December 31, 2003 includes the loss from the disposal of USDTL of $17,235.

4.   MAJOR CUSTOMERS

         Customers in excess of 10% of total sales are:

                                      Three Months Ended December 31,
                                        2003                      2002
                                  ----------------          ---------------
                  Customer A       $   133,135               $   330,364
                  Customer B                 *                   404,950


          *Customer was not in excess of 10% of total sales.

          At December 31, 2003, accounts receivable from major customers totaled approximately $117,000.

5.   COMMON AND PREFERRED STOCK

          During the quarter ended December 31, 2003, the Company issued 7,496,436 shares of common stock to holders who exercised their warrants on a cashless exercise basis. In addition, holders converted 700 shares of 8% convertible preferred stock converted into 4,666,667 shares of the Company's common stock at a conversion price of $.15 per share. As payment of the interest due on the long-term notes to Global Capital Funding Group, LP and various other note holders, the Company issued 696,336 shares of the Company's common stock.

          Preferred stock dividends related to the 8% convertible preferred stock amounted to $16,110 for the three months ended December 31, 2003. As of December 31, 2003, the total amount of unpaid and undeclared dividends was $18,763.

6.  GOODWILL

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

          As of October 1, 2002, the Company's goodwill of $2,139,555 was composed of $1,901,435 associated with the acquisition of USDTL in 1999 and $238,120 associated with the acquisition of BJR in 2001. As a result of the transitional impairment tests for the adoption of SFAS No. 142, the USDTL acquisition was determined to be impaired by an independent evaluation which relied on present value of future cash flows contained in an offer to purchase USDTL and market price comparisons of sales multiples for companies engaged in a similar business to USDTL. The difference in value of $650,000 was reported as the cumulative effect of change in accounting principle for the year ended September 30, 2003 during the quarter ended March 31, 2003. No adjustment to the $238,120 balance of goodwill associated with the BJR acquisition was deemed necessary as of October 1, 2002 or September 30, 2003. During fiscal 2003, the Company pursued the sale of its USDTL subsidiary and this sale was consummated on December 16, 2003. Based on the sale price, considering only the cash paid at the closing of $500,000, an additional impairment of goodwill was recorded for $895,000 as of September 30, 2003.

          Since September 30, 2003, no adjustment to $238,120 balance of goodwill associated with the BJR acquisition was deemed necessary. No effect on reported net loss due to the cumulative effect of change in accounting principle and discontinuance of goodwill amortization occurred for the three months ended December 31, 2003 or 2002.

7.   LOSS PER SHARE

         The following data show the amounts used in computing earnings per share:

         Three Months Ended December 31,                        2003             2002
         -------------------------------------------------------------------------------
         Loss from continuing operations before
              discontinued operations                    $(   629,621)          $(   998,863)
         Less:
                Preferred Stock Dividends                 (    24,327)           (        14)
                                                          --------------         ------------

          Loss available to common stockholders
                 from continuing operations before
              discontinued operations                      (  653,948)           (   998,877)

             Add:
              Loss from discontinued operations            (   12,788)           (     9,909)
                                                         --------------          ------------

          Net loss available to common
              stockholders used in basic and
                diluted EPS                               $(  666,736)          $( 1,008,786)
                                                         ==============          ============

          Weighted average number of
                 common shares outstanding                 96,093,701             49,959,035
                                                          ============           =============

           Loss per share applicable to common
                 stockholders before discontinued
                 operations                               $(    0.01)           $(      0.02)

           Impact of discontinued operations                       -                       -
                                                         --------------          -------------

              Basic and diluted loss per share
                  applicable to common stockholders       $(    0.01)           $(      0.02)
                                                          =============          =============

8.  STOCK OPTIONS

          The Company accounts for its stock-based compensation plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock- Based
     Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. No stock-based employee compensation cost was reflected in net loss, as all options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

          The following table illustrates, in accordance with the provisions of SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


For the Three Months Ended December 31,               2003            2002
--------------------------------------------------------------------------------
Loss available to common shareholders           $(    666,736)      $(1,008,786)
Add: stock based employee compensation
  expense included in reported net loss,
  net of tax                                                -                 -
Deduct: total stock based employee
  compensation expense determined
  under the fair value based method for
  all awards, net of tax                         (     58,803)       (  333,380)
                                                  ---------------   ------------
Pro forma net loss                               $(   725,539)      $(1,342,166)
                                                 ==============    =============
Loss per share:
  Basic - as reported                           $        (.01)   $         (.02)
  Basic - pro forma                                      (.01)             (.03)
  Diluted - as reported                                  (.01)             (.02)
  Diluted - pro forma                                    (.01)             (.03)

In determining the pro forma amounts above, the Company estimated the fair value of each option granted using the Black-Scholes option pricing model with the following weighted-average assumptions:

        December 31                           2003                 2002
        -----------                   ----------------    ----------------------
        Risk free interest rate              2.5%                   2.5%
        Expected dividend yield              -                         -
        Expected lives                     5-9 years              5-9 years
        Expected volatility                 80%                   80%

No options were granted for the three months ended December 31, 2003. The weighted average fair value of options granted during the three months ended December 31, 2002 was $0.16.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
---------------------------------------------------------------------------

     The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing elsewhere in this report.

RESULTS OF OPERATIONS

Revenues

     Sales for the three months ended December 31, 2003 decreased $677,456 or approximately 45 %, to $820,200 from $1,497,656 for the corresponding period of the prior year. The change for the three months ended December 31, 2003 primarily reflects the decrease in the volume of sales of its OralScreen(TM) products mainly resulting from the low level of employee hiring in the United States and the impact of the decrease in sales staff that occurred as part of the expense reductions described below under operating expenses.

Operating Expenses

     Cost of sales for the three months ended December 31, 2003 were approximately 65% of sales compared to the cost of sales of approximately 67% of sales for the three months ended December 31, 2002. The change for the first quarter of Fiscal 2004 reflects labor and facility rent reductions put in place during the second half of FY2003.

     Selling, general and administrative expenses for the three months ended December 31, 2003 decreased $ 410,300, or approximately 35%, to $746,736 from $1,157,036 for the corresponding period of the prior year. The decrease for the three-month period ended December 31, 2003 primarily reflects the impact of labor, facility rent and other expense reductions implemented during the last six months of FY2003. In order to achieve revenue growth, the Company will incur increased expenses to hire additional direct sales staff and expand marketing programs during the remainder of FY2004 and beyond.

     Research and development expenses for the three months ended December 31, 2003 amounted to $108,155 compared to $273,128 for the three months ended December 31, 2002. The decrease of $164,973, or approximately 60%, was primarily attributable to the lower staffing levels that were put in place as part of the expense reductions implemented during the second half of FY2003. The Company must continue developing and enhancing its ORALscreen products and therefore, will most likely incur increased expenses for research and development during the remainder of FY2004 and beyond.

     Other Income and Expense

     Interest expense and financing costs were $69,268 for the three months ended December 31, 2003 compared to $75,553 incurred during the three months ended December 31, 2002. The decrease resulted primarily from interest expense on short-term notes.

     For the three months ended December 31, 2003, other income amounted to $8,245 compared to other income of $595 for the three months ended December 31, 2002. The quarter ended December 31, 2003 included approximately $7,000 received from the Company's life and disability insurance carrier as a result of its conversion from a mutual insurance company to a stock insurance company.

     Discontinued Operations

     On December 16, 2003, the Company consummated the sale of the business and net assets, excluding cash, of its USDTL subsidiary. For the three months ended December 31, 2003, USDTL had a loss of $12,788 compared to a loss $9,909 for the corresponding period of the prior year. The change resulted from a loss on the disposal of USDTL of $17,235 which was offset in part by income from operations of $4,447 (see Note 3 of the consolidated financial statements).

         Net Loss

     Primarily as a result of the factors described above, the Company had a net loss of $642,409 for the three months ended December 31, 2003, as compared to net loss of $1,008,772 for the three months ended December 31, 2002. The loss per share was $.01 per basic and diluted share for the three months ended December 31, 2003. The loss per share was $.02 per basic and diluted share for the three months ended December 31, 2002.

FINANCIAL CONDITION AND LIQUIDITY

     At December 31, 2003, the Company had a working capital deficit of $1,147,182 and cash and cash equivalents of $451,260. Net cash used in operating activities during the three months ended December 31, 2003 amounted to $1,032,107 resulting primarily from a net loss of $642,409, an increase in inventories of $167,079, an increase in prepaid and other current assets of $38,057, a decrease in accounts payable and accrued expenses of $452,024 and a decrease in deferred revenue of $1,200; partially offset by the loss from disposal of discontinued operation of $17,235, depreciation and amortization of $29,481, amortization of debt discount and deferred financing of $14,484, amortization of deferred rent expense of $10,397, common stock for interest of $43,750, a decrease in accounts receivable of $127,090 and a decrease in other assets of $26,205. Net cash provided by financing and investing activities during the three months ended December 31, 2003 amounted to $352,448 from proceeds from the sale of USDTL of $500,000; offset in part by the repayment of notes payable and long-term debt of $130,607, payment of cash dividend on preferred stock of $16,110 and purchases of property and equipment of $835.

     As indicated in the Results of Operations above, the Company sold the net assets, excluding cash, and the business of its USDTL subsidiary in December 2003. From this sale, the Company received net proceeds of approximately $500,000. In addition, under the terms of the sale, the Company expects to receive an additional $500,000 in the future, less amounts for the purchase of services by Avitar under a services and consulting agreement, based on obligations of the purchaser of USDTL to pay the Company 10% of certain revenues in excess of $1,500,000 annually. The Company recorded the $500,000 received in the first quarter of FY2004 and will recognize proceeds for the additional $500,000 when they are received.

     During FY 2004, the Company's cash requirements are expected to include primarily the funding of operating losses, the payment of outstanding accounts payable, the repayment of certain notes payable, the funding of operating capital to grow the Company's drugs of abuse testing products and services, and the continued funding for the development of its ORALscreen product line. The cash available at December 31, 2003 and anticipated customer receipts are expected to be sufficient to fund the operations of the Company through early March 2004. As part of the agreement covering the preferred stock sold in September 2003, the investor agreed to purchase additional preferred stock for $1,000,000 subject to certain conditions including shareholder approval. The
Company has requested such shareholder approval at a meeting scheduled for February 27, 2004. Beyond that time, the Company will require significant additional financing from outside sources to fund its operations. The Company plans to continue working with placement agents and/or investment fund managers in order to raise approximately $10 million during the remainder of Fiscal 2004 from the sales of equity and/or debt securities. The Company plans to use the proceeds from these financings to provide working capital and capital equipment funding to operate the Company, to expand the Company's business, to further develop and enhance the ORALscreen drug screening systems and to pursue the development of in-vitro oral fluid diagnostic testing products. However, there can be no assurance that these financings will be achieved.

     The Company has accumulated losses that have reduced shareholders' equity to a deficit. As a result, the Company received a letter dated January 30, 2004 from The American Stock Exchange ("AMEX" or the "Exchange") noting that the Company's 2003 Annual Report on Form 10-KSB indicates that the Company is not in compliance with all the continued listing standards of AMEX. In its letter, the Exchange indicated that, in order to maintain its AMEX listing, the Company must submit a plan by March 3, 2004 advising the Exchange of the action that it takes or will take that will bring it into compliance with the continued listing standards within 18 months. The Company has advised the Exchange that it will submit a plan. The Company intends to develop a plan that it believes will be acceptable to the Exchange within the specified time period addressing among other things new equity raising activities, debt/capitalization restructuring, operating goals and financial projections. The proposed plan will be subject to review by the Exchange and the Exchange will determine whether the proposed plan is reasonable and acceptable. Upon acceptance of the plan by AMEX, the Company will be subject to continued review until it regains full compliance with the continued listing standards.

     Operating revenues are expected to remain at the current levels for the first half of FY 2004 and then begin to grow as employment begins to rise in the United States and the Company is able to convert employers to using ORALscreen, Avitar's oral fluid drug testing products. In order to achieve the revenue growth, the Company will need to significantly increase its direct sales force and implement an expanded, targeted marketing program. ORALscreen, as an instant on-site diagnostic test, is part of the fastest growing segment of the diagnostic test market. Inventories are currently at appropriate levels for anticipated sales volumes and the Company, with its production capacity and the arrangements with its current contract manufacturing sources, expects to be able to maintain inventories at optimal levels. Based on current sales, expense and cash flow projections, the Company believes that the current level of cash and cash-equivalents on hand and, most importantly, a portion of the anticipated net proceeds from the financing mentioned above would be sufficient to fund operations until the Company achieves profitability. There can be no assurance that the Company will consummate the above-mentioned financing, or that any or all of the net proceeds sought thereby will be obtained. Furthermore, there can be no assurance that the Company will have sufficient resources to achieve the growth in revenue while maintaining the cost reductions implemented in Fiscal 2003. Once the Company achieves profitability, the longer-term cash requirements of the Company to fund operating activities, purchase capital equipment, expand the existing business and develop new products are expected to be met by the anticipated cash flow from operations and proceeds from the financings described above. However, because there can be no assurances that sales will materialize as forecasted, management will continue to closely monitor and attempt to control costs at the Company and will continue to actively seek the needed additional capital.

     As a result of the Company's recurring losses from operations and working capital deficit, the report of its independent certified public accountants relating to the financial statements for Fiscal 2003 contains an explanatory paragraph indicating that there is substantial doubt about the Company's ability to continue as a going concern. Such report states that the ultimate outcome of this matter could not be determined as the date of such report (December 5, 2003 except for Note 17 which is as of December 16, 2003). The Company's plans to address the situation are presented above. However, there are no assurances that these endeavors will be successful or sufficient.


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

ITEM 3.           CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures
     Our management, including our chief executive officer and chief financial officer, have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2003, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based upon that evaluation, our chief executive officer and chief financial officer have concluded that as of such date, our disclosure controls and procedures in place are adequate to ensure material information and other information requiring disclosure is identified and communicated on a timely basis.

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

                            PART II OTHER INFORMATION

ITEM 2.           CHANGE IN SECURITIES AND USE OF PROCEEDS

     During the quarter ended December 31, 2003 the Company issued to warrant holders 7,496,436 shares of the Company's common stock upon the cashless exercise of their warrants. In addition, the Company issued to holders of the 8% redeemable convertible preferred stock 4,666,667 shares of the Company's common stock upon the conversion of 700 shares of their preferred stock. Also during the quarter ended December 31, 2003, the Company issued 696,336 shares of the Company's common stock as payment for interest on long-term debt. The exemption for registration of these securities is based upon Section 4(2) of the Securities Act because the issuances were made to accredited investors in private placements.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

       Exhibit No.                                Document
       31.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

       31.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

       32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

       32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b) Reports on Form 8-K:


         Form 8-K, Items 5 and 7, dated October 1, 2003 regarding a private placement to Gryphon Master Fund, LP for the sale of convertible preferred stock and warrants.

         Form 8-K, Items 2, 5 and 7, dated December 17, 2003 and Form-8KA, Items 2 and 7 dated December 31, 2003 regarding the sale of substantially all of the assets of USDTL, a wholly owned subsidiary of the Company.




                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      AVITAR, INC.
                                      (Registrant)




Dated:  February 13, 2004             /S/ Peter P. Phildius
                                      -----------------------------------
                                      Peter P. Phildius
                                      Chairman and Chief
                                      Executive Officer
                                      (Principal Executive Officer)




Dated:  February 13, 2004             /S/ J.C. Leatherman, Jr.
                                      ---------------------------
                                      J.C. Leatherman, Jr.
                                      Chief Financial Officer
                                      (Principal Accounting and
                                      Financial Officer)



                                  EXHIBIT INDEX


       Exhibit No.                            Document
       31.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

       31.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

       32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

       32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002