Form 10QSB
period 2004-03-31
AVITAR INC /DE/
filed 2004-05-17
CIK 814008

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004.

[ ] Transition report pursuant to Section 13 or 15(d) of the Exchange act for the transition period from to
-------------------------------  ------------------------------------------

Commission File Number:    1-15695
                        ------------

                                  Avitar, Inc.
-------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

        Delaware                                             06-1174053
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

65 Dan Road, Canton, Massachusetts                                    02021
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

                            COMMON STOCK: 109,181,993
                               AS OF MAY 12, 2004

Transitional Small Business Disclosure Format
(Check One):               [  ] Yes ;       [x] No



                               Page 1 of 25 pages
                           Exhibit Index is on Page 21

                                TABLE OF CONTENTS


                                                                           Page


PART I:           FINANCIAL INFORMATION                                       3


 Item 1    Consolidated Financial Statements
               Balance Sheet                                                  4
               Statements of Operations                                       5
               Statement of Stockholders' Deficit                             6
               Statements of Cash Flows                                       7
               Notes to Consolidated Financial Statements                     8


 Item 2    Management's Discussion and Analysis or Plan of Operation         14


 Item 3    Controls and Procedures                                           18

PART II: OTHER INFORMATION                                                   20

 Item 2    Changes in Securities and Small Issuer Purchases of Equity
                   Securities                                                21

 Item 4    Submission of Matters to a Vote of Security Holders               21
 Item 6    Exhibits and Reports on Form 8-K                                  22


SIGNATURES                                                                   23

EXHIBIT INDEX                                                                24
CERTIFICATIONS                                                               25

                          PART I FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

                          Avitar, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                     March 31
                                   (Unaudited)

-------------------------------------------------------------------------------------------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                 $    381,112
  Accounts receivable, net                                                       528,881
  Inventories                                                                    356,813
  Prepaid expenses and other current assets                                      120,496
                                                                            ------------
   Total current assets                                                        1,387,302

PROPERTY AND EQUIPMENT, net                                                      186,654
GOODWILL, net                                                                    238,120
 OTHER ASSETS                                                                    309,239
                                                                            ------------
   Total Assets                                                             $  2,121,315
                                                                            ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Notes payable                                                             $    226,110
  Accounts payable                                                               770,972
  Accrued expenses                                                               887,678
  Deferred income                                                                211,550
  Current portion of long-term debt                                                5,017
                                                                            ------------
     Total current liabilities                                                 2,101,327

LONG-TERM DEBT, LESS CURRENT PORTION                                           1,230,553
                                                                            ------------
     Total liabilities                                                         3,331,880
                                                                            ------------

COMMITMENTS

STOCKHOLDERS' DEFICIT:
  Series B, C and D convertible preferred stock, $.01 par value; authorized
   5,000,000 shares; 137,963 shares issued and outstanding                         1,380
  Common Stock, $.01 par value; authorized 200,000,000 shares;
   104,877,373 shares issued and outstanding                                   1,048,774
  Additional paid-in capital                                                  47,569,430
  Accumulated deficit                                                        (49,830,149)
                                                                            ------------
Total stockholders' deficit                                                   (1,210,565)
                                                                            ------------
Total Liabilities and Stockholders' Deficit                                 $  2,121,315
                                                                            ============


See accompanying notes to consolidated financial statements.

                          Avitar, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                     THREE MONTHS ENDED MARCH 31,         SIX MONTHS ENDED MARCH 31,
                                                    --------------------------------------------------------------------
                                                        2004               2003              2004           2003
                                                    --------------------------------------------------------------------
SALES                                                $1,017,190        $ 1,015,019        $ 1,837,390       $ 2,512,675
                                                      ----------        -----------         ----------       -----------

OPERATING EXPENSES
Cost of sales                                           684,252            729,389          1,218,159         1,720,786
Selling, general and administrative expenses            748,619          1,007,252          1,495,355         2,164,288
Research and development expenses                       119,512            236,683            227,667           509,811
                                                      ----------                            ----------       -----------
                                                                        -----------
Total operating expenses                              1,552,383          1,973,324          2,941,181         4,394,885
                                                      ----------        -----------         ----------       -----------

LOSS FROM OPERATIONS                                   (535,193)          (958,305)        (1,103,791)       (1,882,210)
                                                      ----------        -----------         ----------       -----------

OTHER INCOME (EXPENSE)
Interest expense and financing costs                    (72,414)          (128,438)          (141,682)         (203,991)
Other income (expense), net                               4,660               (266)             9,107               329
                                                      ----------                            ----------       -----------
                                                                        -----------
Total other expense, net                                (67,754)          (128,704)          (132,575)         (203,662)
                                                      ----------        -----------         ----------       -----------

LOSS FROM CONTINUING OPERATIONS BEFORE
DISCONTINUED OPERATIONS AND CUMULATIVE EFFECT
OF A CHANGE IN ACCOUNTING PRINCIPLE                    (602,947)        (1,087,009)        (1,236,366)       (2,085,872)

DISCONTINUED OPERATIONS
 Income (loss) from operations of USDTL                      --              3,177              4,447            (6,732)
 Loss from the disposal of USDTL                             --                 --            (17,235)               --
                                                      ----------        -----------         ----------       -----------
 Income (loss) from discontinued operations                  --              3,177            (12,788)           (6,732)
                                                      ----------        -----------         ----------       -----------

LOSS BEFORE CUMULATIVE EFFECT OF A CHANGE
IN ACCOUNTING PRINCIPLE                                (602,947)        (1,083,832)        (1,249,154)       (2,092,604)

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
    PRINCIPLE                                                --           (650,000)                --          (650,000)

                                                      ----------        -----------         ----------       -----------
NET LOSS                                             $ (602,947)       $(1,733,832)       $(1,249,154)      $(2,742,604)
                                                      ==========        ===========         ==========       ===========

BASIC AND DILUTED LOSS PER SHARE FROM CONTINUING
OPERATIONS BEFORE DISCONTINUED OPERATIONS (Note 7)   $    (0.02)       $     (0.02)       $     (0.02)      $     (0.04)
                                                      ==========        ===========         ==========       ===========

BASIC AND DILUTED LOSS PER SHARE                     $   $(0.02)       $     (0.03)       $     (0.02)      $     (0.05)
                                                      ==========        ===========         ==========       ===========

WEIGHTED AVERAGE
NUMBER OF COMMON SHARES OUTSTANDING                 102,438,882         67,938,589         99,248,955        57,721,739
                                                    ============        ===========        ===========       ===========


See accompanying notes to consolidated financial statements.

                          Avitar, Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Deficit
                         Six Months Ended March 31, 2004
                                   (Unaudited)

                                                    Preferred Stock           Common Stock
                                                                                                       Additional        Accumulated
                                                  Shares       Amount        Shares       Amount     paid-in capital        deficit
------------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2003                  137,202        $1,372      88,868,196     $888,682     $46,093,947      ($48,564,885)

Sale of common stock                                --            --          14,307          143           2,167                --

Sale of preferred stock and warrants             1,000            10              --           --         919,990                --

Issuance of common stock for exercise
  of warrants                                       --            --      10,399,214      103,992        (103,992)               --

Issuance of common stock for interest on
  long-term debt                                    --
Conversion of 8% redeemable convertible
  preferred stock into common stock                 --            --       4,666,667       46,667         534,333                --

Conversion of Series B redeemable
  convertible preferred stock into
  common stock                                    (239)           (2)          2,390           24             (22)               --

Payment of preferred stock dividend for 8%
  redemmable convertible preferred stock            --            --              --           --              --           (16,110)

Net loss                                            --            --              --           --              --        (1,249,154)
-------------------------------------------------------     ---------    ------------  -----------    ------------     -------------

Balance at March 31, 2004                      137,963        $1,380     104,877,373   $1,048,774     $47,569,430      ($49,830,149)
=======================================================     =========    ============  ===========    ============     -------------


See accompanying notes to consolidated financial statements.

                          Avitar, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                SIX MONTHS ENDED MARCH 31,
                                                                         -------------------------------------
                                                                                 2004              2003
                                                                         -------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                     $(1,249,154)     $(2,742,604)
Adjustments to reconcile net loss to
  net cash used in operating activities:
    Loss from disposal of discontinued operation                                  17,235               --
    Cumulative effect of a change in accounting principle                             --          650,000
    Depreciation and amortization                                                 58,412          116,948
    Amortization of debt discount and deferred financing                          28,968           47,615
    Amortization of deferred rent expense                                         41,589                0
    Common stock for services                                                         --           60,000
    Common stock for interest on long-term debt                                   87,500           87,500
    Changes in operating assets and liabilities:
       Accounts receivable                                                       (11,320)         330,062
       Inventories                                                              (106,885)        (259,063)
       Prepaid expenses and other current assets                                   7,786          113,182
       Other assets                                                               24,705              714
       Accounts payable and accrued expenses                                    (943,899)           1,142
       Deferred revenue                                                           (1,200)          30,500
                                                                             -----------      -----------
       Net cash used in operating activities                                  (2,046,263)      (1,564,004)
                                                                             -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment                                               (1,239)          (6,459)
Proceeds from sale of USDTL                                                      500,000               --
                                                                             -----------      -----------
             Net cash provided by (used in) investing activities                 498,761           (6,459)
                                                                             -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Sales of common stock, preferred stock and warrants                              922,310          132,304
Proceeds from (repayment of) notes payable and long-term debt                   (108,505)       1,027,967
Payment of cash dividend on 8% redeemable convertible preferred stock            (16,110)              --
                                                                             -----------      -----------
                                                                             -----------      -----------
             Net cash provided by financing activities                           797,695        1,160,271
                                                                             -----------      -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (749,807)        (410,192)

CASH AND CASH EQUIVALENTS, beginning of the period                             1,130,919          503,204
                                                                             -----------      -----------

CASH AND CASH EQUIVALENTS, end of the period                                 $   381,112      $    93,012
                                                                             ===========      ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during period:
 Income taxes                                                                $        --      $        --
     Interest                                                                $     8,049      $    21,303

                                                                                           SIX MONTHS ENDED MARCH 31,
                                                                                    -------------------------------------
                                                                                            2004              2003
                                                                                    -------------------------------------

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:

During the six months ended March 31, 2004, 926,599 shares of common stock were issued for interest on long-term debt.

During the six months ended March 31, 2004, 700 shares of 8% redeemable convertible preferred stock were converted into 4,666,667 shares of common stock.

During the six months ended March 31, 2004, 10,399,214 shares of common stock were issued for the exercise of warrants.

During the six months ended March 31, 2004, 239 shares of Series B convertible preferred stock were converted into 2,390 shares of common stock.

During the six months ended March 31, 2003, 833,246 shares of common stock were issued for services.

During the six months ended March 31, 2003, 490,627 shares of common stock were issued for interest on long-term debt.

During the six months ended March 31, 2003, 1,639,133 shares of Series A, B and
C convertible preferred stock were converted into 17,701,101 shares of common stock.

During the six months ended March 31, 2003, 5 shares of Series B preferred stock were issued as payment of a preferred stock dividend of $14.

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

1.   BASIS OF PRESENTATION

          Avitar,  Inc.  (the  "Company" or "Avitar")  through its  wholly-owned subsidiary Avitar Technologies, Inc. ("ATI") develops, manufactures, markets and sells diagnostic test products and proprietary hydrophilic polyurethane foam disposables fabricated for medical, diagnostics, dental and consumer use. During the first half of FY2004, the Company continued the development and marketing of innovative point of care oral fluid drugs of abuse tests, which use the Company's foam as the means for collecting the oral fluid sample. Through its wholly owned subsidiary, BJR Security, Inc. (`BJR"), the Company provides specialized contraband detection and education services.

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

          The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-QSB and Regulation S-B (including Item 310(b) thereof). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 2004. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended September 30, 2003.

     The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations and has a working capital deficit as of March 31, 2004 of $714,025. The Company raised net proceeds aggregating approximately $2,283,000 during the fiscal year ended September 30, 2003 from the sale of stock and warrants. In addition, the Company received net proceeds of approximately $955,000 from the issuance and conversion of long-term convertible notes payable into common stock and net proceeds of $581,000 from the sale of redeemable convertible preferred stock. For the six months ended March 31, 2004, the Company raised net proceeds aggregating approximately $922,000 from the sale of stock and warrants. The Company is working with placement agents and investment fund mangers to obtain additional equity financing. Based upon cash flow projections, the Company believes the anticipated cash flow from operations and most importantly, the expected net proceeds from future equity financings will be sufficient to finance the Company's operating needs until the operations achieve profitability. There can be no assurances that forecasted results will be achieved or that additional financing will be obtained. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.   INVENTORIES

     At March 31, 2004, inventories consisted of the following:

           Raw Materials                                          $267,105
           Work-in-Process                                          50,045
           Finished Goods                                           39,663
                                                                ----------
                    Total                                         $356,813
                                                                  ========

3.   DISCONTINUED OPERATIONS

          On December 16, 2003, the Company consummated a sale of USDTL's business and net assets, excluding cash. The Company received $500,000 in cash upon the closing of the sale and is entitled to receive an additional $500,000 as the buyer of USDTL achieves specified revenue targets. Under the terms of the sale, the buyer must pay the Company 10% of certain annual revenues in excess of $1,500,000, less any amounts due from the Company for the purchase of services from the buyer. The Company recorded the $500,000 received in the first quarter of FY2004. Due to the contingent nature of the additional $500,000, the payments will be recorded as they are received. The accompanying financial statements reflect USDTL as a discontinued operation. The following is a summary of the results of operations of USDTL for the three and six months ended March 31, 2004 and 2003.

                                             Three Months Ended March 31,     Six Months Ended March 31,
                                                  2004             2003             2004           2003
                                             ------------     ------------   --------------  -------------
      Sales                              $            --        $  400,454     $  289,501       $776,597
      Operating expenses                              --           396,837        284,223        782,819
      Other income (expense)                          --              (440)       (18,066)          (510)
      ----------------------------------------------------------------------------------------------------
      Loss from discontinued operations  $            --        $    3,177     $ ( 12,788)      $ (6,732)
      ---------------------------------------------------------------------------------------------------

          Other income (expense) for the six months ended March 31, 2004 includes the loss from the disposal of USDTL of $17,235.

4.   MAJOR CUSTOMERS

         Customers in excess of 10% of total sales are:

                            Three Months Ended March 31,                       Six Months Ended March 31,
                              2004                     2003                 2004                   2003
                        ----------------          --------------       ---------------        ----------------
      Customer A        $269,088                  $  183,332             $402,223               $  513,697
      Customer B            *                           *                    *                     418,790

                           *Customer was not in excess of 10% of total sales.

          At September March 31, 2004, accounts receivable from major customers totaled approximately $221,000.


5.   COMMON AND PREFERRED STOCK

          During the six months ended March 31, 2004, the Company issued 10,399,214 shares of common stock to holders who exercised their warrants on a cashless exercise basis. In addition, the Company sold 14,307 shares of the Company's common stock. As payment of the interest due on the long-term notes to Global Capital Funding Group, LP and various other note holders, the Company issued 926,599 shares of the Company's common stock.

          In March 2004, the Company sold 1,000 shares of 6% Convertible Preferred Stock and Warrants to purchase 4,629,630 shares of common stock for which it received net proceeds of approximately $920,000. The 6%
     Convertible Preferred Stock, with a face value of $1,000,000, is convertible into common stock at $0.216 per share, subject to adjustments, and the Warrants are exercisable at $0.135 per share. The warrants issued in connection with this preferred stock and the conversion feature resulted in a deemed dividend of $1,000,000 being recorded and included in the earnings per share calculation for the three and six months ended March 31, 2004. During the six months ended March 31, 2004, holders converted 700 shares of 8% Convertible Preferred Stock converted into 4,666,667 shares of common stock at a conversion price of $0.15 per share. In addition, 239 shares of Series B Convertible Preferred Stock were converted into 2,390 shares of common stock.

          Preferred stock dividends related to the Series B, 8% and 6% Convertible Preferred Stock amounted to $43,510 for the six months ended March 31, 2004. As of March 31, 2004, the total amount of unpaid and undeclared dividends was $34,001.

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

          Since September 30, 2003, no adjustment to the $238,120 balance of goodwill associated with the BJR acquisition was deemed necessary. The effect on reported net loss due to the cumulative effect of change in accounting principle and discontinuance of goodwill amortization is as follows:

        Six months ended March 31,                                     2004                2003
        ------------------------------------------------------------------------------------------------
         Loss available to common shareholders
                 used in basic and diluted EPS (Note 7)                    $(2,292,664)         $(2,743,458)
         Cumulative effect of change in accounting
                 principle                                                          --              650,000
                                                                            -----------           ----------
         Adjusted net loss before cumulative effect
               of change in accounting principle                           $(2,292,664)         $(2,093,458)
                                                                            ===========          ============
                  Basic and diluted earnings per share as reported              $(.02)                $(.05)
         Cumulative effect of change in accounting
               principle                                                           --                   .01
                                                                            -----------          ------------
         Basic and diluted earnings per share before
               cumulative effect of change in accounting
               principle                                                        $(.02)                $(.04)
                                                                               ========              ========

7.   LOSS PER SHARE

         The following data show the amounts used in computing earnings per share:

                                                                           Three Months                   Six  Months
                                                                          Ended March 31,               Ended March 31,
                                                                    ------------------------      ---------------------------
                                                                       2004         2003            2004             2003
                                                                    ----------  ------------     -----------     ------------
         Loss from continuing operations
             before discontinued operations
             and cumulative effect of a
             change in accounting principle                      $   (602,947)   $(1,087,009)    $(1,236,366)    $(2,085,872)
         Less:
            Preferred Stock Dividends                                 (19,183)          (406)        (43,510)           (854)
            Deemed dividends in connection
             with 6% preferred stock sales                         (1,000,000)            --      (1,000,000)             --
                                                                   ----------    ------------     -----------     -----------
          Loss available to common stockholders
             from continuing operations before
             discontinued operations and
             cumulative effect of a change
             in accounting principle                               (1,622,130)    (1,087,415)     (2,279,876)     (2,086,726)
            Add:
            Income (loss) from discontinued
              operation                                                    --          3,177         (12,788)         (6,732)
            Cumulative effect of a change in
              accounting principle                                         --       (650,000)             --        (650,000)
                                                                   ----------    ------------     -----------     -----------
          Net loss available to common
             stockholders used in basic and
             diluted EPS                                         $ (1,622,130)   $(1,734,238)    $(2,292,664)    $(2,743,458)
                                                                 =============    ============    ============     ===========

          Weighted average number of
             common shares outstanding                            102,438,882     67,938,589      99,248,955      57,721,739
                                                                 ============    =============   ============     ===========

          Loss  per share applicable to
             common stockholders before discontinued
             operations and cumulative effect of a
             change in accounting principle                      $     (0.02)    $    (0.02)   $       (0.02)    $     (0.04)
           Impact of discontinued operations                              --             --               --              --
              Impact of cumulative effect                                 --          (0.01)              ---          (0.01)
                                                                 ------------  -------------    --------------     ----------

              Basic and diluted loss per share
                  applicable to common
                  stockholders                                $(         0.02)   $(     0.03)   $(      0.02)   $(     0.05)
                                                              ================   =============  =============   ============

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

                                                        Three Months Ended March 31,          Six Months Ended March 31,
                                                           2004             2003                 2004                2003
                                                     --------------   ---------------    -----------------   -----------------
Loss available to common shareholders                 $(1,622,130)     $(1,734,238)       $ (2,292,664)       $ (2,743,458)
Add: stock based employee compensation
     expense included in reported net loss,
     net of tax                                                --               --                  --                  --
Deduct: total stock based employee
     compensation expense determined
     under the fair value based method for
     all awards, net of tax                               (58,803)        (258,534)           (117,606)           (591,914)
                                                       -----------      -----------        ------------        ------------
Pro forma net loss                                    $(1,689,933)     $(1,992,772)       $ (2,410,270)       $ (3,335,372)
                                                       ===========      ===========        ============        ============
Loss per share:
Basic - as reported                                   $      (.02)     $      (.03)       $       (.02)       $       (.05)
Basic - pro forma                                            (.02)            (.03)               (.02)               (.06)
Diluted - as reported                                        (.02)            (.03)               (.02)               (.05)
Diluted - pro forma                                          (.02)            (.03)               (.02)               (.06)

     The fair value of the Company's stock-based option awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

                                        March 31,                  March 31,
                                           2004                      2003
                                      ------------------       --------------
Risk free interest rate                     2.5 %                    2.5%
Expected dividend yield                      --                       --
Expected lives                            5-9 years                5-9 years
Expected volatility                         80%                       80%

     The weighted average fair value of options granted for the three and six months ended March 31, 2004 was $0.24. The weighted average fair value of options granted for the three and six months ended March 31, 2003 was $0.19 and $0.17, respectively.

8.         ACCRUED EXPENSES

          The amount for accrued expenses reflects a reduction to accrued royalty expense of approximately $242,000 due to management's revision of estimates of amounts due to a former supplier under a development agreement.

9.   SUBSEQUENT EVENTS

          Since March 31, 2004, holders of Series D Convertible Preferred stock converted 93,333 shares of preferred stock into 2,799,990 shares of the common stock. In addition, the Company issued 1,504,630 shares of the common stock to a holder who exercised warrants on a cashless basis.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
---------------------------------------------------------------------------

          The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing elsewhere in this report.

RESULTS OF OPERATIONS

Revenues

          Sales for the three months ended March 31, 2004 increased $2,171 to $1,017,190 from $1,015,019 for the corresponding period of the prior year. For the six months ended March 31, 2004, sales decreased $675,285 to $1,837,390 from $2,512,675. The change for the six months ended March 31, 2004 primarily reflects the decrease in the volume of sales of its OralScreen(TM) products mainly resulting from the low level of employee hiring in the United States and the impact of the decrease in sales staff that occurred as part of the expense reductions described below under operating expenses.

Operating Expenses

          Cost of sales for the three months ended March 31, 2004 were approximately 67% of sales compared to the cost of sales of approximately 72% of sales for the three months ended March 31, 2003. For the six months ended March 31, 2004, the cost of sales were 66% compared to 68% of sales for the same period of Fiscal 2003.The change for the first half of Fiscal 2004 reflects labor and facility rent reductions put in place during the second half of FY2003.

          Selling, general and administrative expenses for the three months ended March 31, 2004 decreased $ 258,633, or approximately 26%, to $748,619 from $1,007,252 for the corresponding period of the prior year. For the six months ended March 31, 2004, selling, general and administrative expenses decreased $668,933 or approximately 31%, to 1,495,355 from $2,164,288 for the six months ended March 31, 2003. The decrease for the three months ended March 31, 2004 primarily reflects the impact of labor, facility rent and other expense reductions implemented during the last six months of FY2003 of approximately $196,000 and reductions in accrued royalty expenses of approximately $242,000 due to managements revision of estimates of amounts due to a former supplier under a product development agreement; offset in part by increases in accrued legal, warranty and special shareholder meeting expenses totaling approximately $179,000. The change for the six months ended March 31, 2004 mainly includes the impact of labor, facility rent and other expense reductions implemented during the last six months of FY2003 of approximately $606,000 and the reduction in accrued royalty expenses of approximately $242,000 described above; offset in part by increases in accrued legal, warranty and special shareholder meeting expenses totaling approximately $179,000. In order to achieve revenue growth, the Company will incur increased expenses to hire additional direct sales staff and expand marketing programs during the remainder of FY2004 and beyond.

          Expenses for research and development for the three months ended March 31, 2004 amounted to $119,512 compared to $236,683 for the corresponding period of the prior year, a reduction of $117,171. For the six months ended March 31, 2004, expenses for research and development were $227,667 versus $509,811 for the six months ended March 31, 2003, a reduction of $282,144. The decreases for the three and six months were primarily attributable to the lower staffing levels that were put in place as part of the expense reductions implemented during the second half of FY2003. The Company must continue developing and enhancing its ORALscreen products and therefore, will most likely incur increased expenses for research and development during the remainder of FY2004 and beyond.

     Other Income and Expense

          Interest expense and financing costs were $72,414 for the three months ended March 31, 2004 compared to $128,438 incurred during the three months ended March 31, 2003. For the six months ended March 31, 2004, interest expense and financing costs amounted to $141,682 versus $203,991 for the corresponding period of Fiscal 2003. The decrease resulted primarily from interest expense and financing costs associated with long-term notes issued in February 2003 and subsequently converted to common stock in August 2003.

          For the three months ended March 31, 2004, other income amounted to $4,660 compared to other expense of $266 for the three months ended March 31, 2003. Other income for the six months ended March 31, 2004 was $9,107 compared to $329 for the six months ended March 31, 2003. The three and six months ended March 31, 2004 included approximately $7,000 received from the Company's life and disability insurance carrier as a result of its conversion from a mutual insurance company to a stock insurance company.

     Discontinued Operations

          On December 16, 2003, the Company consummated the sale of the business and net assets, excluding cash, of its USDTL subsidiary. For the three months ended March 31, 2004, no income was recorded for USDTL compared to income of $3,177 for the corresponding period of the prior year. For the six months ended March 31, 2004, the loss was $12,788 compared to a loss of $6,732 for the six months ended March 31, 2003. The change for the six months ended March 31, 2004 resulted primarily from the loss on the disposal of USDTL of $17,235 which was offset in part by income from operations of $4,447 (see Note 3 of the consolidated financial statements).

       Cumulative Effect of a Change in Accounting Principle

          For the six months ended March 31, 2003, the Company, in accordance with its adoption of SFAS 142 on October 1, 2002, recorded a $650,000 impairment of goodwill associated with the acquisition of USDTL in 1999. Refer to Note 6 of the financial statements for a complete description of this adjustment to goodwill.

      Net Loss

          Primarily as a result of the factors described above, the Company had a net loss of $602,947 for the three months ended March 31, 2004, as compared to net loss of $1,733,832 for the three months ended March 31, 2003. For the six months ended March 31, 2004, the Company had a net loss of $1,249,154 versus $2,742,604 for the corresponding period of Fiscal 2003. The loss per share was $.02 per basic and diluted share for the three months ended March 31, 2004 compared to a loss per share of $.03 per basic and diluted share for the three months ended March 31, 2003. For the six months ended March 31, 2004, the loss per share was $.02 per basic and diluted share versus a loss per share of $.05 per basic and diluted share for the six months ended March 31, 2003.

FINANCIAL CONDITION AND LIQUIDITY

          At March 31, 2004, the Company had a working capital deficit of $714,025 and cash and cash equivalents of $381,112. Net cash used in operating activities during the six months ended March 31, 2004 amounted to $2,046,263 resulting primarily from a net loss of $1,249,154, an increase in accounts receivable of $11,320, an increase in inventories of $106,885, a decrease in accounts payable and accrued expenses of $943,899 and a decrease in deferred revenue of $1,200; partially offset by the loss from disposal of discontinued operation of $17,235, depreciation and amortization of $58,412, amortization of debt discount and deferred financing of $28,968, amortization of deferred rent expense of $41,589, common stock for interest of $87,500, a decrease in prepaid expenses and other current assets of $7,786 and a decrease in other assets of $24,705. Net cash provided by financing and investing activities during the six months ended March 31, 2004 amounted to $1,296,456 from proceeds from the sale of USDTL of $500,000 and the sale of stock and warrants of $922,300; offset in part by the repayment of notes payable and long-term debt of $108,495, payment of cash dividend on preferred stock of $16,110 and purchases of property and equipment of $1,239.

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

     During FY 2004,  the Company's  cash  requirements  are expected to include primarily the funding of operating losses, the payment of outstanding accounts payable, the repayment of certain notes payable, the funding of operating capital to grow the Company's drugs of abuse testing products and services, and the continued funding for the development of its ORALscreen product line. In March 2004, the Company, as part of the agreement covering the preferred stock sold in September 2003, sold 1,000 shares of 6% Convertible Preferred Stock and Warrants to purchase 4,629,630 shares of Common Stock for which it received net proceeds of approximately $920,000. The 6% Convertible Preferred Stock, with a face value of $1,000,000, is convertible into Common Stock at $0.216 per share, subject to adjustments, and the Warrants are exercisable at $0.135 per share. The warrants issued in connection with this preferred stock and the conversion feature resulted in a deemed dividend of $1,000,000 being recorded and included in the earnings per share calculation for the three and six months ended March 31, 2004. The cash available at March 31, 2004 and anticipated customer receipts are expected to be sufficient to fund the operations of the Company through May 2004. Beyond that time, the Company will require significant additional financing from outside sources to fund its operations. The Company plans to continuing working with placement agents and/or investment fund managers in order to raise approximately $10 million during the remainder of Fiscal 2004 from the sales of equity and/or debt securities. The Company plans to use the proceeds from these financings to provide working capital and capital equipment funding to operate the Company, to expand the Company's business, to further develop and enhance the ORALscreen drug screening systems and to pursue the development of in-vitro oral fluid diagnostic testing products. However, there can be no assurance that these financings will be achieved.

          The Company has accumulated losses that have reduced shareholders' equity to a deficit. As a result, as previously reported, the Company received a letter dated January 30, 2004 from The American Stock Exchange ("AMEX" or the "Exchange") noting that the Company's 2003 Annual Report on Form 10-KSB indicates that the Company is not in compliance with all the continued listing standards of AMEX. In its letter, the Exchange indicated that, in order to maintain its AMEX listing, the Company must submit a plan by March 3, 2004 advising the Exchange of the action that it takes or will take that will bring it into compliance with the continued listing standards within 18 months. The Company submitted its plan. On March 17, 2004, the Exchange notified the Company that it had accepted Avitar's plan, which will enable the Company to maintain its listing on the American Stock Exchange. More specifically, the Exchange granted the Company an extension through July 2005 subject to periodic reviews by the Exchange to assure that Avitar is making progress consistent with the plan.

     Operating revenues are expected to grow during the last half of FY 2004 as employment begins to rise in the United States and the Company is able to convert employers to using ORALscreen, Avitar's oral fluid drug testing products. In order to achieve the revenue growth, the Company will need to significantly increase its direct sales force and implement an expanded, targeted marketing program. ORALscreen, as an instant on-site diagnostic test, is part of the fastest growing segment of the diagnostic test market. Inventories are currently at appropriate levels for anticipated sales volumes and the Company, with its production capacity and the arrangements with its current contract manufacturing sources, expects to be able to maintain inventories at optimal levels. Based on current sales, expense and cash flow projections, the Company believes that the current level of cash and cash-equivalents on hand and, most importantly, a portion of the anticipated net proceeds from the financing mentioned above would be sufficient to fund operations until the Company achieves profitability.
     There can be no assurance that the Company will consummate the above-mentioned financing, or that any or all of the net proceeds sought thereby will be obtained. Furthermore, there can be no assurance that the Company will have sufficient resources to achieve the growth in revenue while maintaining the cost reductions implemented in Fiscal 2003. Once the Company achieves profitability, the longer-term cash requirements of the Company to fund operating activities, purchase capital equipment, expand the existing business and develop new products are expected to be met by the anticipated cash flow from operations and proceeds from the financings described above. However, because there can be no assurances that sales will materialize as forecasted, management will continue to closely monitor and attempt to control costs at the Company and will continue to actively seek the needed additional capital.

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




RECENT ACCOUNTING PRONOUNCEMENTS

          In March 2004, the Financial Accounting Standards Board ("FASB") issued a proposed Statement, "Share-Based Payment", that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees", and would generally require that such transactions be accounted for using a fair value-based method. As discussed in Note 4, the Company currently accounts for share-based compensation transactions using APB Opinion No. 25. If this statement is issued, the adoption of this interpretation will have an impact on the Company's consolidated financial position and results of operations, the level of which the Company is currently assessing.


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


ITEM 3.           CONTROLS AND PROCEDURES

          (a) Evaluation of Disclosure Controls and Procedures

          Our management, including our chief executive officer and chief financial officer, have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2004, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based upon that evaluation, our chief executive officer and chief financial officer have concluded that as of such date, our disclosure controls and procedures in place are adequate to ensure material information and other information requiring disclosure is identified and communicated on a timely basis.

          (b) Changes in Internal Control Over Financial Reporting

          During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

                            PART II OTHER INFORMATION


ITEM 2. CHANGE IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

          During the quarter ended March 31, 2004 the Company issued to warrant holders 2,902,778 shares of the Company's common stock upon the cashless exercise of their warrants. In addition, the Company issued to a holder of the Series B redeemable convertible preferred stock 2,390 shares of the Company's common stock upon the conversion of 239 shares of his preferred stock. Also during the quarter ended March 31, 2004, the Company issued 230,263 shares of the Company's common stock as payment for interest on long-term debt. The exemption for registration of these securities is based upon Section 4(2) of the Securities Act because the issuances were made to accredited investors in private placements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


          A special meeting of the shareholders was held on February 27, 2004 to approve the issuance of the maximum number of shares of the Company's common stock that would be issuable or issued in connection with various financing proposals. The tabulation of votes for all matters was as follows:


                                                                       For           Against       Abstain
                                                                    ------------   -------------  ----------
Proposal No. 1-Ratification and approval
of the issuance of the maximum number of
shares of the Company's common stock
issued or issuable in connection with the
first closing of the September 2003 Private
Placement.                                                          51,420,727      5,557,166       93,170

Proposal No. 2-Ratification and approval
of the issuance of the maximum number of
shares of the Company's common stock
issued or issuable in connection with the
second closing of the September 2003 Private
Placement.                                                          51,278,540      5,609,078      183,445

Proposal No. 3-Approval of the issuance of
the maximum number of shares of the
Company's common stock issued or issuable
in connection with the New Financing.                               51,374,285      5,607,078       89,700



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

31.1 Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted  Pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted  Pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted  Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted  Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002


(b) Reports on Form 8-K:


     Form 8-K, Items 5 and 7, dated March 9, 2004 regarding a private placement to Gryphon Master Fund, LP for the sale of convertible preferred stock and warrants.

     Form 8-K, Items 5 and 7, dated March 25, 2004 regarding the acceptance by The American Stock Exchange ("AMEX") of a plan submitted by the Company to regain full compliance with the continued listing standards of AMEX by July 2005.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   AVITAR, INC.
                                   (Registrant)




Dated:  May 17, 2004               /S/ Peter P. Phildius
                                   -----------------------------------
                                   Peter P. Phildius
                                   Chairman and Chief
                                   Executive Officer
                                   (Principal Executive Officer)




Dated:  May 17, 2004               /S/ J.C. Leatherman, Jr.
                                   --------------------------
                                   J.C. Leatherman, Jr.
                                   Chief Financial Officer
                                   (Principal Accounting and
                                   Financial Officer)

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