Form 10QSB
period 2004-06-30
AVITAR INC /DE/
filed 2004-08-18
CIK 814008

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004.

[ ]  Transition  report  pursuant to Section 13 or 15(d) of the Exchange act for
the   transition   period  from                      to
                               ---------------------    ----------------------

Commission File Number:    1-15695
                       ------------------------------------------------
                                  Avitar, Inc.
-------------------------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

                Delaware                             06-1174053
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

65 Dan Road, Canton, Massachusetts                               02021
--------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)
                                 (781) 821-2440
 ------------------------------------------------------------------------------
                          (Issuer's telephone number)


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

                            COMMON STOCK: 120,509,917
                              AS OF AUGUST 10, 2004

Transitional Small Business Disclosure Format
(Check One):               [  ] Yes ;       [x] No



                               Page 1 of 29 pages
                           Exhibit Index is on Page 25

                                TABLE OF CONTENTS


                                                                           Page


PART I:           FINANCIAL INFORMATION                                       3


         Item 1    Consolidated Financial Statements
                     Balance Sheet                                            4
                     Statements of Operations                                 5
                     Statement of Stockholders' Deficit                       6
                     Statements of Cash Flows                                 7
                     Notes to Consolidated Financial Statements               8


         Item 2    Management's Discussion and Analysis or Plan of Operation  15


         Item 3    Controls and Procedures                                    20

PART II: OTHER INFORMATION                                                    21

         Item 1    Legal Proceedings                                          22

         Item 2    Changes in Securities and Small Issuer Purchases
                    of Equity  Securities                                     22

         Item 6    Exhibits and Reports on Form 8-K                           22


SIGNATURES                                                                    24

EXHIBIT INDEX                                                                 25
CERTIFICATIONS                                                                26

                          PART I FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

                          Avitar, Inc and Subsidiaries
                           Consolidated Balance Sheet
                                      June 30
                                   (Unaudited)
--------------------------------------------------------------------------------

                                     ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                        $  396,489
Accounts receivable, net                                                            455,804
  Inventories                                                                       387,786
Prepaid expenses and other current assets                                           114,149
                                                                                  ----------
Total current assets                                                             $1,354,228

PROPERTY AND EQUIPMENT, net                                                         297,856
GOODWILL, net                                                                       238,120
 OTHER ASSETS                                                                       213,381
                                                                                  ----------
 Total Assets                                                                    $2,103,585
                                                                                  ==========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
 Notes payable                                                                     $161,439
 Accounts payable                                                                   720,287
 Accrued expenses                                                                   930,469
 Deferred income                                                                    209,150
 Current portion of long-term debt                                                    2,897
                                                                                  ----------
   Total current liabilities                                                      2,024,242
LONG TERM LIABILITIES                                                                     -
                                                                                  ----------
   Total liabilities                                                              2,024,242
                                                                                  ----------
REDEEMABLE CONVERTIBLE PREFERRED STOCK                                            1,316,000


  COMMITMENTS

STOCKHOLDERS' DEFICIT:
Series B, C and D convertible preferred stock, $.01 par value; authorized
5,000,000 shares; 45,630 shares issued and outstanding                                  457
Common Stock, $.01 par value; authorized 200,000,000 shares;
109,404,794 shares issued and outstanding                                         1,094,048
Additional paid-in capital                                                       48,365,815
Accumulated deficit                                                             (50,696,977)
                                                                                ------------
Total stockholders' deficit                                                      (1,236,657)
                                                                                ------------
Total Liabilities and Stockholders' Deficit                                      $2,103,585
                                                                                ============


See accompanying notes to consolidated financial statements.

                          Avitar, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                      THREE MONTHS ENDED JUNE 30,           NINE MONTHS ENDED JUNE 30,
                                                   ---------------------------------      ----------------------------
                                                        2004                 2003             2004           2003
                                                   ---------------------------------      ---------------------------
SALES                                                  $967,292           $995,511         $2,804,682     $3,508,186
                                                   -------------       ------------       ------------   ------------

OPERATING EXPENSES
Cost of sales                                           630,152            961,042          1,848,311      2,681,828
Selling, general and administrative expenses            864,027            787,628          2,359,382      2,951,916
Research and development expenses                       157,971            154,088            385,638        663,899
                                                   -------------                          ------------   ------------
                                                                       ------------
Total operating expenses                              1,652,150          1,902,758          4,593,331      6,297,643
                                                   -------------       ------------       ------------   ------------

LOSS FROM OPERATIONS                                   (684,858)          (907,247)        (1,788,649)    (2,789,457)
                                                   -------------       ------------       ------------   ------------

OTHER INCOME (EXPENSE)
Interest expense and financing costs                   (182,619)          (193,155)          (324,301)      (397,146)
Other income (expense), net                                 649             14,225              9,756         14,554
                                                   -------------                          ------------   ------------
                                                                       ------------
Total other expense, net                               (181,970)          (178,930)          (314,545)      (382,592)
                                                   -------------       ------------       ------------   ------------

LOSS FROM CONTINUING OPERATIONS BEFORE
DISCONTINUED OPERATIONS AND CUMULATIVE EFFECT
OF A CHANGE IN ACCOUNTING PRINCIPLE                    (866,828)        (1,086,177)        (2,103,194)    (3,172,049)
                                                   -------------       ------------       ------------   ------------

DISCONTINUED OPERATIONS
Income from operations of USDTL                               -             25,648              4,447         18,916
Loss from the disposal of USDTL                               -                  -            (17,235)             -
                                                   -------------       ------------       ------------   ------------
 Income (loss) from discontinued operations                   -             25,648            (12,788)        18,916
                                                   -------------       ------------       ------------   ------------

LOSS BEFORE CUMULATIVE EFFECT OF A CHANGE
IN ACCOUNTING PRINCIPLE                                (866,828)        (1,060,529)        (2,115,982)    (3,153,133)

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
    PRINCIPLE                                                 -                  -                  -       (650,000)

                                                   -------------       ------------       ------------   ------------
NET LOSS                                            $  (866,828)       $(1,060,529)       $(2,115,982)   $(3,803,133)
                                                   =============       ============       ============   ============

BASIC AND DILUTED LOSS PER SHARE FROM CONTINUING
OPERATIONS BEFORE DISCONTINUED OPERATIONS (Note 7)       $(0.01)            $(0.02)            $(0.04)        $(0.05)
                                                   =============       ============       ============   ============

BASIC AND DILUTED LOSS PER SHARE                         $(0.01)            $(0.02)            $(0.04)        $(0.06)
                                                   =============       ============       ============   ============

WEIGHTED AVERAGE
NUMBER OF COMMON SHARES OUTSTANDING                 108,821,108         73,130,567        102,419,332     63,228,778
                                                   =============       ============       ============   ============

See accompanying notes to consolidated financial statements.

                          Avitar, Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Deficit
                         Nine Months Ended June 30, 2004
                                   (Unaudited)


                                                  Preferred Stock                 Common Stock
                                                                                                         Additional      Accumulated
                                                Shares      Amount             Shares         Amount    paid-in capital    deficit
-----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2003                137,202       $1,372         88,868,196       $888,682     $46,093,947    ($48,564,885)

Sale of common stock                               -            -             14,307            143           2,167               -

Sale of preferred stock and warrants           2,000           20                  -              -       1,733,980               -

Issuance of common stock for exercise
  of warrants                                      -            -         11,903,844        119,038        (119,038)              -

Issuance of common stock for interest on
long-term debt                                     -            -          1,149,400         11,494         147,515               -

Conversion of 8% redeemable convertible
preferred stock into common stock                  -            -          4,666,667         46,667         534,333               -

Conversion of Series B redeemable
convertible preferred stock into
 common stock                                   (239)          (2)             2,390             24             (22)              -

Conversion of Series D redeemable
convertible preferred stock into
 common stock                                (93,333)        (933)         2,799,990         28,000         (27,067)

Payment of preferred stock dividend for 8%
redemmable convertible preferred stock             -            -                  -              -               -         (16,110)

     Net loss                                      -            -                  -              -               -      (2,115,982)
-----------------------------------------------------   ----------  -----------------  -------------  --------------   -------------

Balance at June 30, 2004                      45,630         $457        109,404,794     $1,094,048     $48,365,815    ($50,966,519)
-----------------------------------------------------   ----------  -----------------  -------------  --------------   -------------

See accompanying notes to consolidated financial statements.

                          Avitar, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                        NINE MONTHS ENDED JUNE 30,
                                                                                  ------------------------------------
                                                                                       2004                   2003
                                                                                  ------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                           $(2,115,982)           $(3,803,133)
Adjustments to reconcile net loss to
net cash used in operating activities:
  Loss from disposal of discontinued operation                                          17,235                      -
  Cumulative effect of a change in accounting principle                                      -                650,000
  Depreciation and amortization                                                         86,810                143,432
  Amortization of debt discount and deferred financing                                 101,084                124,822
  Amortization of deferred rent expense                                                 72,780                      -
  Common stock for services                                                                  -                 60,000
  Common stock for interest on long-term debt                                          114,236                131,250
  Loss on extinguishment of long-term debt                                             66,000                       -
  Changes in operating assets and liabilities:
             Accounts receivable                                                        61,757                690,249
             Inventories                                                              (137,858)               184,474
             Prepaid expenses and other current assets                                  14,132                 47,515
             Other assets                                                               36,007               (160,003)
             Accounts payable and accrued expenses                                    (945,534)                13,827
             Deferred revenue                                                           (3,600)               187,400
                                                                                  -------------     ------------------
             Net cash used in operating activities                                  (2,632,933)            (1,730,167)
                                                                                  -------------     ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment                                                   (136,901)                (8,559)
Proceeds from sale of USDTL                                                            500,000                      -
                                                                                  -------------     ------------------
             Net cash provided by (used in) investing activities                       363,099                 (8,559)
                                                                                  -------------     ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Sales of common stock, preferred stock and warrants                                  1,736,310                340,180
Exercise of warrants                                                                         -                128,813
Proceeds from (repayment of) notes payable and long-term debt                         (184,796)               947,623
Payment of cash dividend on 8% redeemable convertible preferred stock                  (16,110)                     -
                                                                                  -------------     ------------------
             Net cash provided by financing activities                               1,535,404              1,416,616
                                                                                  -------------     ------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                             (734,430)              (322,110)

CASH AND CASH EQUIVALENTS, beginning of the period                                   1,130,919                503,204
                                                                                  -------------     ------------------

CASH AND CASH EQUIVALENTS, end of the period                                          $396,489               $181,094
                                                                                  =============     ==================


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during period:
 Income taxes                                                                               $-                     $-
     Interest                                                                           $9,347                $33,786

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:

During the nine months ended June 30, 2004, 1,149,400 shares of common stock were issued for interest on long-term debt.

During the nine months ended June 30, 2004, 700 shares of 8% redeemable convertible preferred stock were converted into 4,666,667 shares of common stock.

During the nine months ended June 30, 2004, 11,903,844 shares of common stock were issued for the exercise of warrants.

During the nine months ended June 30, 2004, 239 shares of Series B convertible preferred stock were converted into 2,390 shares of common stock.

During the nine months ended June 30, 2004, 93,333 shares of Series D convertible preferred stock were converted into 2,799,990 shares of common stock.

During the nine months ended June 30, 2003, 833,246 shares of common stock were issued for services.

During the nine months ended June 30, 2003, 751,049 shares of common stock were issued for interest on long-term debt.

During the nine months ended June 30, 2003, 1,639,133 shares of Series A, B and
C convertible preferred stock were converted into 17,701,101 shares of common stock.

During the nine months ended June 30, 2003, 5 shares of Series B preferred stock were issued as payment of a preferred stock dividend of $14.

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

1.   BASIS OF PRESENTATION

          Avitar,  Inc.  (the  "Company" or "Avitar")  through its  wholly-owned subsidiary Avitar Technologies, Inc. ("ATI") develops, manufactures, markets and sells diagnostic test products and proprietary hydrophilic polyurethane foam disposables fabricated for medical, diagnostics, dental and consumer use. During the first nine months of FY2004, the Company continued the development and marketing of innovative point of care oral fluid drugs of abuse tests, which use the Company's foam as the means for collecting the oral fluid sample. Through its wholly owned subsidiary, BJR Security, Inc. (`BJR"), the Company provides specialized contraband detection and education services.

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

          The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-QSB and Regulation S-B (including Item 310(b) thereof). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 2004. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended September 30, 2003.

          The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations and has a working capital deficit as of June 30, 2004 of $670,014. The Company raised net proceeds aggregating approximately $2,283,000 during the fiscal year ended September 30, 2003 from the sale of stock and warrants. In addition, the Company received net proceeds of approximately $955,000 from the issuance and conversion of long-term convertible notes payable into common stock and net proceeds of $581,000 from the sale of redeemable convertible preferred stock. For the nine months ended June 30, 2004, the Company raised net proceeds aggregating approximately $1,736,000 from the sale of stock and warrants and converted $1,250,000 of long term debt into preferred stock (see Notes 5 and 6). The Company is working with placement agents and investment fund mangers to obtain additional equity financing. Based upon cash flow projections, the Company believes the anticipated cash flow from operations and most importantly, the expected net proceeds from future equity financings will be sufficient to finance the Company's operating needs until the operations achieve profitability. There can be no assurances that forecasted results will be achieved or that additional financing will be obtained. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.   INVENTORIES

         At June 30, 2004, inventories consisted of the following:

              Raw Materials                                          $218,710
              Work-in-Process                                          57,254
              Finished Goods                                          111,822
                                                                     --------
                       Total                                         $387,786
                                                                     ========

3.   DISCONTINUED OPERATIONS

          On December 16, 2003, the Company consummated a sale of USDTL's business and net assets, excluding cash. The Company received $500,000 in cash upon the closing of the sale and is entitled to receive an additional $500,000 as the buyer of USDTL achieves specified revenue targets. Under the terms of the sale, the buyer must pay the Company 10% of certain annual revenues in excess of $1,500,000, less any amounts due from the Company for the purchase of services from the buyer. The Company recorded the $500,000 received in the first quarter of FY2004. Due to the contingent nature of the additional $500,000, the payments will be recorded as they are received. The accompanying financial statements reflect USDTL as a discontinued operation. The following is a summary of the results of operations of USDTL for the three and nine months ended June 30, 2004 and 2003.

                                                   Three Months                   Nine Months
                                                   Ended June 30,                 Ended June 30,

                                                2004            2003            2004           2003
                                              --------     ------------   --------------  -------------
      Sales                                $        -      $  429,023       $  289,501      $1,205,620
      Operating expenses                            -         399,586          284,223       1,182,405
      Other income (expense)                        -          (3,789)         (18,066)         (4,299)
      -------------------------------------------------------------------------------------------------
      Income (loss) from discontinued
         operations                        $       -       $   25,648       $  (12,788)     $   18,916
         ----------------------------------------------------------------------------------------------

          Other income (expense) for the nine months ended June 30, 2004 includes the loss from the disposal of USDTL of $17,235.

4.   MAJOR CUSTOMERS

         Customers in excess of 10% of total sales are:

                        Three Months Ended June 30,         Nine Months Ended June 30,
                          2004              2003               2004           2003
                       -------------     ------------      ----------    ---------------
         Customer A    $226,050           $  221,226       $628,273      $  734,923
         Customer B       *                       *              *            418,790

         *Customer was not in excess of 10% of total sales.

          At June 30, 2004, accounts receivable from major Customer A totaled approximately $151,430.

5.  LONG-TERM DEBT AND REDEEMABLE CONVERTIBLE PREFERRED STOCK

     In May 2004, the Company converted a long-term note of $1,250,000 with a maturity date of August 2005 into 1,316 shares of Series A Convertible Redeemable Preferred Stock. The Series A Convertible Redeemable Preferred Stock, with a face value of $1,316,000, is convertible into common stock at the lesser of $.12 per share or 85% of the average of the three lowest closing bid prices, as reported by Bloomberg, for the ten trading days immediately prior to the notice of conversion subject to adjustments and floor prices. The conversion feature of these preferred shares resulted in a deemed dividend of $329,000 being recorded and included in the earnings per share calculation for the three and nine months ended June 30, 2004. In addition, $66,000 of interest and financing charges for the loss on extinguishment of long term debt were recorded during the three and nine months ended June 30, 2004.


6.   COMMON STOCK AND PREFERRED STOCK

          During the nine months ended June 30, 2004, the Company issued 11,903,844 shares of common stock to holders who exercised their warrants on a cashless exercise basis. In addition, the Company sold 14,307 shares of the Company's common stock. As payment of the interest due on the long-term notes to Global Capital Funding Group, LP and various other note holders, the Company issued 1,149,400 shares of the Company's common stock.

          During May 2004, the Company sold 1,000 shares of Series A Convertible Preferred Stock and Warrants to purchase 100,000 shares of common stock for which it received net proceeds of approximately $815,000. The Series A Convertible Preferred Stock, with a face value of $1,000,000, is convertible into common stock at the lesser of $.12 per share or 85% of the average of the three lowest closing bid prices, as reported by Bloomberg, for the ten trading days immediately prior to the notice of conversion subject to adjustments and floor prices. The Warrants are exercisable at $.126 per share. The warrants issued in connection with sale of 1,000 shares of preferred stock and the conversion feature resulted in a deemed dividend of $257,000 being recorded and included in the earnings per share calculation for the three and nine months ended June 30, 2004. In March 2004, the Company sold 1,000 shares of 6% Convertible Preferred Stock and Warrants to purchase 4,629,630 shares of common stock for which it received net proceeds of approximately $920,000. The 6% Convertible Preferred Stock, with a face value of $1,000,000, is convertible into common stock at $0.216 per share, subject to adjustments, and the Warrants are exercisable at $0.135 per share. The warrants issued in connection with this preferred stock and the conversion feature resulted in a deemed dividend of $1,000,000 being recorded and included in the earnings per share calculation for the nine months ended June 30, 2004. During the nine months ended June 30, 2004, holders converted 700 shares of 8% Convertible Preferred Stock converted into 4,666,667 shares of common stock at a conversion price of $0.15 per share. In addition, 239 shares of Series B Convertible Preferred Stock were converted into 2,390 shares of common stock and 93,999 shares of Series C Convertible Preferred Stock were converted into 2,799,990 shares of common stock.

          Preferred stock dividends related to the Series A, Series B, 8% and 6% Convertible Preferred Stock amounted to $81,980 for the nine months ended June 30, 2004. As of June 30, 2004, the total amount of unpaid and undeclared dividends was $76,416.

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

          Since September 30, 2003, no adjustment to the $238,120 balance of goodwill associated with the BJR acquisition was deemed necessary. The effect on reported net loss available to common shareholders due to the cumulative effect of change in accounting principle and discontinuance of goodwill amortization is as follows:

        Nine months ended June 30,                                  2004                2003
        ------------------------------------------------------------------------------------------
         Loss available to common shareholders
           used in basic and diluted EPS (Note 8)               $(3,796,750)         $(3,804,463)
         Cumulative effect of change in accounting
           principle                                                      -              650,000
                                                                 -----------          -----------
         Adjusted net loss before cumulative effect
           of change in accounting principle                    $(3,796,750)         $(3,154,463)
                                                                 ===========          ===========
         Basic and diluted earnings per share as reported             $(.04)               $(.06)
         Cumulative effect of change in accounting
           principle                                                      -                  .01
                                                                 -----------          -----------
         Basic and diluted earnings per share before
           cumulative effect of change in accounting
           principle                                                  $(.04)               $(.05)
                                                                     ========             ========



8.   LOSS PER SHARE

          The following data show the amounts used in computing earnings per share:

                                                                    Three Months                     Nine Months
                                                                  Ended June  30,                 Ended June 30,
                                                          ----------------------------     ---------------------------
                                                                2004          2003           2004             2003
                                                          -----------      -----------     -----------     -----------
         Loss from continuing operations
              before discontinued operations
                and cumulative effect of a
                change in accounting principle            $  (866,828)    $(1,086,177)    $(2,115,982)    $(3,172,049)
         Less:
                Preferred Stock Dividends                     (38,470)           (476)        (81,980)         (1,330)
              Deemed dividends in connection
                 with preferred stock sales                  (586,000)              -      (1,586,000)             -
                                                          ------------    ------------     -----------     ----------
          Loss available to common stockholders
                 from continuing operations before
              discontinued operations and
                 cumulative effect of a change
                 in accounting principle                   (1,491,298)     (1,086,653)     (3,783,962)     (3,173,379)
             Add:
             Income (loss) from discontinued
                  operation                                         -          25,648         (12,788)         18,916
             Cumulative effect of a change in
                  accounting principle                              -               -               -        (650,000)
                                                          ------------    ------------   -------------     -----------

          Net loss available to common
              stockholders used in basic and
                diluted EPS                               $(1,491,298)    $(1,061,005)    $(3,796,750)    $(3,804,463)
                                                          ============    ============    ============    ============

          Weighted average number of
              common shares outstanding                   108,821,108      73,130,567     102,419,332      63,228,778
                                                          ===========     ============    ============    ============

          Loss  per share applicable to common
              stockholders before discontinued
              operations and cumulative effect of a
              change in accounting principle              $     (0.01)    $     (0.02)    $     (0.04)    $     (0.05)
          Impact of discontinued operations                         -               -               -               -
          Impact of cumulative effect                               -               -               -           (0.01)
                                                          ------------    ------------    ------------    ------------

              Basic and diluted loss per share
                  applicable to common
                  stockholders                            $     (0.01)    $     (0.02)    $     (0.04)    $     (0.06)
                                                          ============    ============    ============    ============



9.  STOCK OPTIONS

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

                                                          Three Months Ended June 30,      Nine Months Ended June 30,
                                                           2004             2003             2004              2003
                                                        -----------      -----------     ------------      ------------
Loss available to common shareholders                  $(1,491,298)     $(1,061,005)    $ (3,796,750)     $ (3,804,463)
Add: stock based employee compensation
     expense included in reported net loss,
     net of tax                                                  -                -                -                 -
Deduct: total stock based employee
     compensation expense determined
     under the fair value based method for
     all awards, net of tax                                (67,005)        (295,957)        (188,000)         (887,871)
                                                        -----------       ----------      -----------      ------------
Pro forma net loss                                     $(1,558,303)     $(1,356,962)    $ (3,984,750)     $ (4,692,334)
                                                        ===========      ===========     ============      ============
Loss per share:
Basic - as reported                                    $      (.01)     $     (.02)     $       (.04)     $       (.06)
Basic - pro forma                                             (.01)           (.02)             (.04)             (.07)
Diluted - as reported                                         (.01)           (.02)             (.04)             (.06)
Diluted - pro forma                                           (.01)           (.02)             (.04)             (.07)

     The fair value of the Company's stock-based option awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

                                         June 30,                   June 30,
                                           2004                       2003
                                      ------------------        --------------
Risk free interest rate                     2.5 %                     2.5%
Expected dividend yield                       -                         -
Expected lives                              5-9 years                 5-9 years
Expected volatility                         80%                        80%

     The weighted average fair value of options granted for the three and nine months ended June 30, 2004 was $.11 and $0.15, respectively. The weighted average fair value of options granted for the nine months ended June 30, 2003 was $0.19.

10.    ACCRUED EXPENSES

          The amount for accrued expenses for the nine month period ended June 30, 2004 reflects a reduction to accrued royalty expense of approximately $242,000 due to management's revision of estimates of amounts due to a former supplier under a development agreement.

11. SUBSEQUENT EVENTS

          Since June 30, 2004, holders of Series A Convertible Preferred stock converted 925 shares of preferred stock and accrued dividends for such shares into 11,087,274 shares of common stock. On August 5, 2004, the Company sold 1,250 shares of Series A Convertible Preferred Stock and Warrants to purchase 125,000 shares of common stock for which it received net proceeds of approximately $1,061,000. These shares of Series A Convertible Preferred Stock, with face value of $1,250,000, are convertible into common stock at the lesser of $.09 per share or 85% of the average of the three lowest closing bid prices, as reported by Bloomberg, for the ten trading days immediately prior to the notice of conversion subject to adjustments and floor prices. The Warrants are exercisable at $.095 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
---------------------------------------------------------------------------

     The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing elsewhere in this report.

RESULTS OF OPERATIONS

Revenues

     Sales for the three months ended June 30, 2004 decreased $28,219 to $967,292 from $995,511 for the corresponding period of the prior year. For the nine months ended June 30, 2004, sales decreased $701,504 to $2,804,682 from $3,508,186. The change for the three and nine months ended June 30, 2004 primarily reflects the decrease in the volume of sales of its OralScreen(TM) and foam products. The reduction for the ORALscreen products resulted from the low level of employee hiring in the United States and the impact of the decrease in sales staff that occurred as part of the expense reductions described below under operating expenses.

Operating Expenses

     Cost of sales for the three months ended June 30, 2004 were approximately 65% of sales compared to the cost of sales of approximately 96% of sales for the three months ended June 30, 2003. For the nine months ended June 30, 2004, the cost of sales were 66% compared to 76% of sales for the same period of Fiscal 2003. The amount for the quarter ended June 30, 2003 included a charge of approximately $125,000 for expired inventory. The change for the three and nine months ended June 30, 2004 reflects labor and facility rent reductions put in place during the second half of FY2003 and no charges for expired inventory.

     Selling, general and administrative expenses for the three months ended June 30, 2004 increased $ 76,399, or approximately 10%, to $864,027 from $787,628 for the corresponding period of the prior year. For the nine months ended June 30, 2004, selling, general and administrative expenses decreased $592,524 or approximately 20%, to $2,359,382 from $2,951,916 for the nine months ended June 30, 2003. The change for the quarter ended June 30, 2004 resulted mainly from increased sales, marketing, legal and accounting expenses of totaling approximately $80,000; offset in part by a reduction of $10,000 in rent expense. The decrease for the nine months ended June 30, 2004 primarily reflects the impact of labor, facility rent and other expense reductions implemented during the last six months of FY2003 of approximately $606,000 and reductions in accrued royalty expenses of approximately $242,000 due to management's revision of estimates of amounts due to a former supplier under a product development agreement; offset in part by increases in accrued legal, warranty and special shareholder meeting expenses totaling approximately $213,000 and increases in sales and marketing expenses of approximately $36,000. In order to achieve revenue growth, the Company will continue to incur increased expenses to hire additional direct sales staff and expand marketing programs during the remainder of FY2004 and beyond.

     Expenses for research and development for the three months ended June 30, 2004 amounted to $157,971 compared to $154,048 for the corresponding period of the prior year. For the nine months ended June 30, 2004, expenses for research and development were $385,638 versus $663,899 for the nine months ended June 30, 2003, a reduction of $278,261. The decrease for the nine months ended June 30, 2004 was primarily attributable to the lower staffing levels that were put in place as part of the expense reductions implemented during the second half of FY2003. The Company must continue developing and enhancing its ORALscreen products and therefore, will most likely incur increased expenses for research and development during the remainder of FY2004 and beyond.

     Other Income and Expense

     Interest expense and financing costs were $182,619 for the three months ended June 30, 2004 compared to $193,155 incurred during the three months ended June 30, 2003. For the nine months ended June 30, 2004, interest expense and financing costs amounted to $324,301 versus $397,146 for the corresponding period of Fiscal 2003. The change for both the three and nine months periods resulted primarily from non-cash interest expense of approximately $66,000 associated with the loss on the extinguishment of debt related to issuance of preferred stock in May 2004 in connection with the conversion of a long-term note of $1,250,000 with a maturity date of August 2005 and the write-off of the remaining deferred financing costs and original issue discount related to this long-term note of approximately $71,000; offset by the decrease in interest expense and financing costs associated with long-term notes issued in February 2003 and subsequently converted to common stock in August 2003.

     For the three months ended June 30, 2004, other income amounted to $649 compared to other income of $14,225 for the three months ended June 30, 2003. Other income for the nine months ended June 30, 2004 was $9,756 compared to $14,554 for the nine months ended June 30, 2003.

     Discontinued Operations

     On December 16, 2003, the Company consummated the sale of the business and net assets, excluding cash, of its USDTL subsidiary. For the three months ended June 30, 2004, no income was recorded for USDTL compared to income of $25,648 for the corresponding period of the prior year. For the nine months ended June 30, 2004, the loss was $12,788 compared to income of $18,916 for the nine months ended June 30, 2003. The change for the nine months ended June 30, 2004, which included only two months of operations in the Fiscal 2004 period due to the sale, resulted primarily from the loss on the disposal of USDTL of $17,235 which was offset in part by income from operations of $4,447 (see Note 3 of the consolidated financial statements).

     Cumulative Effect of a Change in Accounting Principle

     For the nine months ended June 30, 2003, the Company, in accordance with its adoption of SFAS 142 on October 1, 2002, recorded a $650,000 impairment of goodwill associated with the acquisition of USDTL in 1999. Refer to Note 6 of the financial statements for a complete description of this adjustment to goodwill.

     Net Loss

     Primarily as a result of the factors described above, the Company had a net loss of $866,828 for the three months ended June 30, 2004, as compared to net loss of $1,060,529 for the three months ended June 30, 2003. For the nine months ended June 30, 2004, the Company had a net loss of $2,115,982 versus $3,803,133 for the corresponding period of Fiscal 2003. The loss per share was $.01 per basic and diluted share for the three months ended June 30, 2004 compared to a loss per share of $.02 per basic and diluted share for the three months ended June 30, 2003. For the nine months ended June 30, 2004, the loss per share was $.03 per basic and diluted share versus a loss per share of $.06 per basic and diluted share for the nine months ended June 30, 2003.

FINANCIAL CONDITION AND LIQUIDITY

     At June 30, 2004, the Company had a working capital deficit of $670,014 and cash and cash equivalents of $396,489. Net cash used in operating activities during the nine months ended June 30, 2004 amounted to $2,632,933 resulting primarily from a net loss of $2,115,982, an increase in inventories of $137,858, a decrease in accounts payable and accrued expenses of $945,534 and a decrease in deferred revenue of $3,600; partially offset by the loss from disposal of discontinued operation of $17,235, depreciation and amortization of $86,810, amortization of debt discount and deferred financing of $101,084, amortization of deferred rent expense of $72,780, common stock for interest of $114,236, interest expense associated with the extinguishment of long-term debt of $66,000, a decrease in accounts receivable of $61,757, a decrease in prepaid expenses and other current assets of $14,132 and a decrease in other assets of $36,007. Net cash provided by financing and investing activities during the nine months ended June 30, 2004 amounted to $1,898,503 resulting from proceeds from the sale of USDTL of $500,000 and the sale of stock and warrants of $1,736,310; offset in part by the repayment of notes payable and long-term debt of $184,796, payment of cash dividend on preferred stock of $16,110 and purchases of property and equipment of $136,901.

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

     During FY 2004, the Company's cash requirements are expected to include primarily the funding of operating losses, the payment of outstanding accounts payable, the repayment of certain notes payable, the funding of operating capital to grow the Company's drugs of abuse testing products and services, and the continued funding for the development of its ORALscreen product line. On August 5, 2004, the Company sold 1,250 shares of Series A Convertible Preferred Stock and Warrants to purchase 125,000 shares of common stock for which it received net proceeds of approximately $1,061,000. These shares of Series A Convertible Preferred Stock, with face value of $1,250,000, are convertible into common stock at the lesser of $.09 per share or 85% of the average of the three lowest closing bid prices, as reported by Bloomberg, for the ten trading days immediately prior to the notice of conversion subject to adjustments and floor prices. The Warrants are exercisable at $.095 per share. During May 2004, the Company sold 1,000 shares of Series A Convertible Preferred Stock and Warrants to purchase 100,000 shares of common stock for which it received net proceeds of approximately $815,000. The Series A Convertible Preferred Stock, with a face value of $1,000,000, is convertible into common stock at the lesser of $.12 per share or 85% of the average of the three lowest closing bid prices, as reported by Bloomberg, for the ten trading days immediately prior to the notice of conversion subject to adjustments and floor prices. The Warrants are exercisable at $.126 per share. The warrants issued in connection with sale of 1,000 shares of preferred stock and the conversion feature resulted in a deemed dividend of $257,000 being recorded and included in the earnings per share calculation for the three and nine months ended June 30, 2004. In May 2004, the Company converted a long-term note of $1,250,000 with a maturity date of August 2005 into 1,316 shares of Series A Convertible Redeemable Preferred Stock. The Series A Convertible Redeemable Preferred Stock, with a face value of $1,316,000, is convertible into common stock at the lesser of $.12 per share or 85% of the average of the three lowest closing bid prices, as reported by Bloomberg, for the ten trading days immediately prior to the notice of conversion subject to adjustments and floor prices. The conversion feature of these preferred shares resulted in a deemed dividend of $329,000 being recorded and included in the earnings per share calculation for the three and nine months ended June 30, 2004. In addition, $66,000 of interest and financing charges for the loss on extinguishment of long term debt were recorded during the three and nine months ended June 30, 2004. In March 2004, the Company, as part of the agreement covering the preferred stock sold in September 2003, sold 1,000 shares of 6% Convertible Preferred Stock and Warrants to purchase 4,629,630 shares of Common Stock for which it received net proceeds of approximately $920,000. The 6% Convertible Preferred Stock, with a face value of $1,000,000, is convertible into Common Stock at $0.216 per share, subject to adjustments, and the Warrants are exercisable at $0.135 per share. The warrants issued in connection with this preferred stock and the conversion feature resulted in a deemed dividend of $1,000,000 being recorded and included in the earnings per share calculation for the nine months ended June 30, 2004. The cash available at June 30, 2004, the net proceeds from the financing completed on August 5, 2004 and anticipated customer receipts are expected to be sufficient to fund the operations of the Company through November 2004. Beyond that time, the Company will require significant additional financing from outside sources to fund its operations. The Company plans to continue working with placement agents and/or investment fund managers in order to raise approximately $8 million during the remainder of calendar year 2004 from the sales of equity and/or debt securities. The Company plans to use the proceeds from these financings to provide working capital and capital equipment funding to operate the Company, to expand the Company's business, to further develop and enhance the ORALscreen drug screening systems and to pursue the development of in-vitro oral fluid diagnostic testing products. However, there can be no assurance that these financings will be achieved.


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

     Operating revenues are expected to grow during the last quarter of FY 2004 as employment begins to rise in the United States and the Company is able to convert employers to using ORALscreen, Avitar's oral fluid drug testing products. In order to achieve the revenue growth, the Company will need to significantly increase its direct sales force and implement an expanded, targeted marketing program. ORALscreen, as an instant on-site diagnostic test, is part of the fastest growing segment of the diagnostic test market. Inventories are currently at appropriate levels for anticipated sales volumes and the Company, with its production capacity and the arrangements with its current contract manufacturing sources, expects to be able to maintain inventories at optimal levels. Based on current sales, expense and cash flow projections, the Company believes that the current level of cash and cash-equivalents on hand and, most importantly, a portion of the anticipated net proceeds from the financing mentioned above would be sufficient to fund operations until the Company achieves profitability. There can be no assurance that the Company will consummate the above-mentioned financing, or that any or all of the net proceeds sought thereby will be obtained. Furthermore, there can be no assurance that the Company will have sufficient resources to achieve the growth in revenue while maintaining the cost reductions implemented in Fiscal 2003. Once the Company achieves profitability, the longer-term cash requirements of the Company to fund operating activities, purchase capital equipment, expand the existing business and develop new products are expected to be met by the anticipated cash flow from operations and proceeds from the financings described above. However, because there can be no assurances that sales will materialize as forecasted, management will continue to closely monitor and attempt to control costs at the Company and will continue to actively seek the needed additional capital.

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


ITEM 3.           CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures

     Our management, including our chief executive officer and chief financial officer, have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2004, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based upon that evaluation, our chief executive officer and chief financial officer have concluded that as of such date, our disclosure controls and procedures in place are adequate to ensure material information and other information requiring disclosure is identified and communicated on a timely basis.

     (b) Changes in Internal Control Over Financial Reporting

     During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

                            PART II OTHER INFORMATION


ITEM 1 LEGAL PROCEEDINGS

     In June 2004, the Circuit Court of the 19th Judicial Circuit in Lake County, Illinois dismissed with prejudice the complaint filed by Virotek LLC ("Virotek") against Avitar on November 6, 2003, seeking approximately $4 million in damages for repudiation of an alleged agreement. The dismissal followed a settlement reached by the parties under which Virotek permanently discontinued its lawsuit in return for Avitar's payment of $47,500 for the purchase of a production tool valued at $50,000 in an earlier Avitar-Virotek agreement.


ITEM 2. CHANGE IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

     During the quarter ended June 30, 2004 the Company issued to warrant holders 1,504,630 shares of the Company's common stock upon the cashless exercise of their warrants. In addition, the Company issued to a holder of the Series D redeemable convertible preferred stock 2,799,990 shares of the Company's common stock upon the conversion of 93,333 shares of its preferred stock. Also during the quarter ended June 30, 2004, the Company issued 222,801 shares of the Company's common stock as payment for interest on long-term debt. The exemption for registration of these securities is based upon Section 4(2) of the Securities Act because the issuances were made to accredited investors in private placements.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

       Exhibit No.                            Document
       31.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

       31.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

       32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

       32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b) Reports on Form 8-K:


     Form 8-K, Items 5 and 7, dated May 25, 2004 regarding a private placement to GCA Strategic Investment Fund Limited and Global Capital Funding Group, L.P. for the sale of convertible preferred stock and warrants and the conversion of long-term debt into convertible preferred stock.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        AVITAR, INC.
                                        (Registrant)




Dated:  August 18, 2004                 /S/ Peter P. Phildius
                                        -----------------------------------
                                        Peter P. Phildius
                                        Chairman and Chief
                                        Executive Officer
                                        (Principal Executive Officer)




Dated:  August 18, 2004                 /S/ J.C. Leatherman, Jr.
                                        ---------------------------
                                        J.C. Leatherman, Jr.
                                        Chief Financial Officer
                                        (Principal Accounting and
                                        Financial Officer)

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