Form 10KSB
period 2004-09-30
AVITAR INC /DE/
filed 2004-12-29
CIK 814008

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004
                          ------------------

Commission file number: 1-15695

                                  AVITAR, INC.
----------------------------------------------------------------
                 (Name of small business issuer in its charter)

                  Delaware                          06-1174053
---------------------------------          -----------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation  or organization)

65 Dan Road, Canton, MA                                      02021
-------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip code)

Issuer's telephone number: (781) 821-2440

Securities registered under Section 12(b) of the Exchange Act:
         Title of Class                    Name of Exchange on Which Registered
         Common Stock                      American Stock Exchange

Securities registered under Section 12(g) of the Exchange Act:
                                 Title of Class
                                Class A Warrants

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

          Issuer's revenues for its most recent fiscal year: $4,048,547
                                Page 1 of pages.
                        Exhibit Index is on page hereof.

The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming solely for purposes hereof that all directors and officers of the Registrant are "affiliates") as of December 20, 2004: $14,943,399.

The approximate number of shares of Common Stock outstanding (including shares held by affiliates of the Registrant) as of December 20, 2004: 139,155,798

Documents incorporated by reference:        NONE

Transitional Small Business Disclosure Format (check one): Yes          No    X
                                                               ------      ----

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

Introduction

     Avitar, Inc. (the "Company" or "Avitar") through its wholly-owned subsidiary Avitar Technologies, Inc. ("ATI") develops, manufactures, markets and sells diagnostic test products and proprietary hydrophilic polyurethane foam disposables fabricated for medical, diagnostics, dental and consumer use. During the fiscal year ended September 30, 2004 (" Fiscal 2004"), the Company continued the development and marketing of innovative point of care oral fluid drugs of abuse tests, which use the Company's foam as the means for collecting the oral fluid sample. Through its wholly-owned subsidiary, BJR Security, Inc. (`BJR"), the Company provides specialized contraband detection and education services.

     On December 16, 2003, the Company sold the business and net assets, excluding cash, of its wholly owned-subsidiary, United States Drug Testing Laboratories, Inc. ("USDTL"), which operated a certified laboratory and provided specialized drug testing services primarily utilizing hair and meconium as the samples. Therefore, USDTL is considered a discontinued operation and this report reflects the continued operations of the Company.

Products

     Currently, the Company offers the following products, which utilize its proprietary medical polyurethane foam technology:

     Diagnostic Test Products and Drug Detection Services

     The Company makes products and offers services for the diagnostic test applications and contraband detection needs described below. These products accounted for approximately 57% of the Company's revenue in Fiscal 2004 and approximately 58% of the Company's revenue in Fiscal 2003.

     Drugs of Abuse Point of Collection Tests. The Company's ORALscreen (R) and ORALscreen DRUGOMETER(TM) are oral fluid-based, rapid on-site assay systems for detecting drugs of abuse (heroin, cocaine, marijuana and methamphetamines). In addition, Avitar offers ORALconfirm(TM), an oral fluid laboratory test to confirm the results of ORALscreen tests, ORALscreen OSR(TM), an instrument that automates the reading, recording, reporting and transmitting of results for the ORALscreen tests and ORALadvantage(TM) which is a complete package geared to small businesses that includes ORALscreen tests, a sample substance abuse testing policy and on-site drug testing program implementation tools. The National Institute of Drug Abuse has reported that 10% of workers in the United States abuse drugs resulting in an annual cost in excess of $110 billion to employers. Currently, approximately $1.5 billion annually is spent in the United States for drugs of abuse tests, the majority of which are for pre-employment testing. Significant advantages exist for saliva to replace urine in many of the drug tests and at the same time, to expand the market where current infrastructure cost limitations prohibit the use of these much needed drug tests. Use of the ORALscreen products will provide employers with the ability to implement a random testing program that has been proven to be a more effective tool for deterring the use of drugs by employees in the workplace. The primary customers for these products are employers, schools, and military services.

     Contraband Detection Services. The Company's highly trained dogs detect the presence of contraband items in a variety of settings including schools, cruise ships, warehouses and other commercial entities. Each dog is task specific, alerting on only one odor (narcotics, explosives or firearms).

     Foam Disposable Products

     The Company produces medical-grade hydrophilic polyurethane foam disposables fabricated for the applications described below. These products accounted for approximately 43% of the Company's revenue in Fiscal 2004 and approximately 42% of the Company's revenue in Fiscal 2003.

     Wound Dressings. Avitar's Hydrasorb(R) ("Hydrasorb") wound dressing product is a highly absorbent topical dressing for moderate to heavy exudating wounds. These dressings have a unique construction that provide a moist wound healing environment which promotes skin growth and closure. The Hydrasorb product is marketed internationally by the Kendall Company ("Kendall"), by the Knoll Pharma Division of Abbott Laboratories, Ltd. ("Knoll") and other specialty distributors worldwide. In addition to the Hydrasorb line, the Company has custom developed specialty wound dressings for the cardiac catheter lab market as well as the orthopedic market.

     Custom Foam Products. The Company continues to have applications for its proprietary technologies in a variety of other medical/consumer markets. They include the Illizarov Dressing used for dressing external bone fixators in orthopedic procedures and a molded dental applicator for a consumer teeth bleaching system and a device used by astronauts for relieving ear pressure while in a pressurized space suit. Customers for these products include Smith and Nephew, CCA Industries and NASA.

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

     Products go through several stages of development. After each stage, the Company will conduct studies to determine the effectiveness of each product. Once a product is developed and the Company determines it may be commercially viable, Avitar will obtain governmental approvals, if necessary, prior to marketing the product. See "Government Regulation." There can be no assurance, however, that such approvals will actually be obtained. The Company intends to conduct marketing trials with any new product to determine the effectiveness of the product. If such marketing trials prove to be successful and after the product is ready for marketing, Avitar will begin selling the product. See "Sales and Marketing" below.

Sales and Marketing

     To sell its ORALscreen products, the Company relies on its sales force, its strategic partners and a network of distributors that currently sell to the drugs of abuse testing market. The Company intends to expand its sales and marketing staff from its current level of nine (9) full-time employees to at least sixteen (16) full-time employees and to continue to explore strategic partnering arrangements with companies that have established distribution channels such as significant diagnostic test and health care product companies and employee related service organizations. Avitar anticipates that such arrangements may involve the grant by Avitar of the exclusive or semi-exclusive rights to sell specific products to specified market segments and/or in particular geographic territories in exchange for a royalty, joint venture or other financial interest. The Company generally has sold, and intends to continue to sell, its wound dressing and custom foam products through large, recognized distributors of dental and medical products and does not anticipate that a large direct sales force will be required for these products. If the Company is unable to establish satisfactory product distribution arrangements in the manner described above, it will be required to devote substantial resources to the expansion of its direct sales force. There can be no assurance that Avitar would have the resources required for such an endeavor.

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




Manufacturing and Supply

     The Company's only manufacturing facility is located in Canton, Massachusetts and as of September 30, 2004, comprises approximately 37,000 square feet of which 10,000 square feet are currently being used for administrative and office space and 27,000 square feet are being used for product manufacturing and warehousing.

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

     The Company does not have written agreements with most of its suppliers of raw materials and laboratory supplies. While the Company purchases some product components from single sources, most of the supplies used can be obtained from more than one source. Avitar acquires the same key component for its customized foam products and HydrasorbTM wound dressings from a single supplier. The Company also purchases a main component of its ORALscreen products from one source. Avitar's current suppliers of such key components are the only vendors which presently meet Avitar's specifications for such components. The loss of these suppliers would, at a minimum, require the Company to locate other satisfactory vendors, which would result in a period of time during which manufacturing and sales of products utilizing such components may be suspended and could have a material adverse effect on Avitar's financial condition and operations. Avitar believes that alternative sources could be found for such key components and expects that the cost of such components from an alternative source would be similar. The Company also believes that alternative sources of supply are available for its remaining product components and that the loss of any such supplier would not have a material adverse effect upon Avitar's business.


Government Regulation

     Avitar and many of its products are subject to regulation by the FDA and the corresponding agencies of the states and foreign countries in which the Company sells its products. Accordingly, the Company is required to comply with the FDA's Current Good Manufacturing Practice (CGMP) requirements for medical devices, ISO rules and similar other state and foreign country requirements governing the manufacture, marketing, distribution, labeling, registration, notification, clearance and/or pre-market approval of drugs, medical and dental devices and cosmetics, as well as record keeping and reporting requirements applicable to such products. Specifically, the CGMP requirements govern the methods used in, and the facilities and controls used for, the design, manufacture, packaging, labeling, storage, installation and servicing of all finished medical devices intended for human use. These requirements are intended to ensure that the finished devices will be safe and effective and otherwise in compliance with the Federal Food, Drug and Cosmetic Act. Avitar's wound dressing products have been classified as Class I devices for these regulations. The Company believes that it is in compliance with all such requirements. In addition, the Company is subject to inspections by the FDA at all times, and may be subject to inspections by state and foreign agencies. If the FDA believes that its legal requirements have not been fulfilled, it has extensive enforcement powers, including the ability to initiate action to physically seize products or to enjoin their manufacture and distribution, to require recalls of certain types of products, and to impose or seek to impose civil or criminal sanctions against individuals or companies violating applicable statutes.

     In addition, there can be no assurance that the FDA or the U.S. Federal Government will not enact further changes in the current rules and regulations with respect to products, which Avitar already markets or may plan to market in the future. If Avitar is unable to demonstrate compliance with such new or modified requirements, sales of affected products may be significantly limited or prohibited until and unless such requirements are met.

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

     The Company believes that its product markets are highly fragmented with many different companies competing with regard to a specific product or product category. As a result, Avitar's competition varies from product to product. Avitar's primary competitors in the wound dressing market include Bristol Meyers Squibb, Johnson & Johnson, Smith and Nephew, 3M and Acme United. In the drugs of abuse test market, the largest competitors are Varian Instruments, Biosite Diagnostics, Editek, Inc., Abbott Diagnostics, OraSure Technologies, Inc. and American Biomedical .



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

Product Liability; Insurance Coverage

     The testing, marketing and sales of diagnostic test, medical and dental products and services entail a high risk of product liability and professional liability claims by consumers and others. Claims may be asserted against the Company by end-users of any of Avitar's products. As of September 30, 2004, the Company had product liability insurance coverage in the amount of $5,000,000 and professional liability insurance coverage in the amount of $1,000,000 for each incident and $3,000,000 in the aggregate. No claims had been asserted against either coverage. Amounts payable pursuant to such coverage are subject to a deductible on each occurrence ranging from $500 to $10,000 payable by Avitar, up to an annual aggregate deductible payable by Avitar of $25,000, and certain other coverage exclusions. This insurance will not cover liabilities caused by events occurring prior to the time such policy was purchased by the Company or liabilities caused by events occurring after such policy is terminated or for claims made after 60 days following termination of the policy. Further, certain distributors of diagnostic test, medical and dental products require minimum product liability insurance coverage as a condition precedent to purchasing or accepting products for distribution.



Employees

     At September 30, 2004, the Company had 60 full-time employees, including 3 in research and development, 42 in manufacturing, supply, laboratory and direct service operations, 8 in sales and marketing and 7 in administration. None of the employees is subject to a collective bargaining agreement. The Company believes its relationship with its employees to be satisfactory.

ITEM 2.           DESCRIPTION OF PROPERTY

     The Company leases approximately 40,000 square feet of space that includes 37,000 square feet in Canton, Massachusetts for its manufacturing facility and administrative offices until June 2005 and approximately 3,000 square feet in Gainesville, Texas for the contraband detection service operation of BJR until February 2006. The current annual rent is approximately $353,000 for the Canton facility (excluding assessment for operating expenses) and $24,000 for the Gainesville facility. All facilities are in satisfactory condition for their purposes.

ITEM 3.           LEGAL PROCEEDINGS

                  Not applicable

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the shareholders was held on September 28, 2004. All members of the Board of Directors were elected by more than 65% of the total shares outstanding and more than 97% of the shares voted. In addition, the reappointment of BDO Seidman, LLP as auditors was approved and the tabulation of votes for all matters were as follows:

                                              For          Withheld         Against       Abstain
                                           ----------      ---------      ----------     ----------
Election of Directors                      89,874,072      4,669,245         N/A            N/A
Ratification and Approval of the
  Issuance of the Maximum Number
  of Shares of Common Stock Issued
  or Issuable in connection with the
  May 2004 Private Placement               24,557,307        N/A          3,568,811       248,892
Ratification and Approval of the
  Issuance of the Maximum Number
  of Shares of Common Stock Issued
  or Issuable in connection with the
  August 2004 Private Placement            24,610,807        N/A          3,527,741       236,462


Approval of the Issuance of the
  Maximum Number of Shares of Common
  Stock Issued or Issuable in
  connection with the New Private
  Placement                                24,611,677        N/A          3,558,391       204,942
Approval of Amendment to Certificate
  of Incorporation to effect an increase
  of Authorized Shares of Common
  from 200,000,000 to 300,000,000          90,627,140        N/A          3,847,976        68,201
Reappointment of Auditors                  93,682,643        N/A            736,748       123,926


                                     Part II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Market Price Data. Since March 6, 2000, the Company's Common Stock has been traded on American Stock Exchange ("AMEX") under the symbol AVR. The table below sets forth the high and low sales prices for the Company's Common Stock, as quoted on AMEX for the periods indicated.

                                                     High    Low
         Fiscal 2003
              First Quarter                            .45      .18
              Second Quarter                           .29      .15
              Third Quarter                            .26      .09
              Fourth Quarter                           .26      .13

         Fiscal 2004
              First Quarter                            .32      .15
              Second Quarter                           .37      .18
              Third Quarter                            .24      .10
              Fourth Quarter                           .14      .08

     As of December 20, 2004 the last sales price for the Company's Common Stock was $.13 per share.

     Holders. The Company had approximately 350 owners of record and, it believes, in excess of 9,000 beneficial owners of the Company Common Stock as of December 24, 2004.

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

     Issuances of securities without registration during the fourth quarter of Fiscal 2004. During the quarter ended September 30, 2004 the Company issued to holders of Series A Convertible Preferred Stock 13,713,371 shares of the Company's common stock upon the conversion of their preferred stock. The exemption for registration of these securities is based upon Section 4(2) of the Securities Act because the issuances were made to accredited investors in private placements.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing elsewhere in this report.

Results of Operations

Revenues

     Sales for the fiscal year ended September 30, 2004 ("Fiscal 2004") decreased $549,478, or approximately 12%, to $4,048,547 from $4,598,025 for the fiscal year ended September 30, 2003 ("Fiscal 2003"). The results for Fiscal
2004 primarily reflect the decrease in the volume of sales of its OralScreen(R)of $351,000 and foam products of $188,000. The reduction for the ORALscreen products resulted from the low level of employee hiring in the United States and the impact of the decrease in sales staff that occurred as part of the expense reductions described below under operating expenses.

Operating Expenses

     Costs of sales were approximately 67% of sales in Fiscal 2004 compared to approximately 75% of sales for Fiscal 2003. The change for the Fiscal 2004 reflects labor and facility rent reductions put in place during the second half of FY2003 and the $187,000 in charges related to expired inventory and product replacements in Fiscal 2003.


     Sales, general and administrative expenses for Fiscal 2004 decreased $202,275, or approximately 7%, to $3,400,770 from $3,603,045 for Fiscal 2003.
The decrease for Fiscal 2004 primarily reflects the impact of labor, facility rent and other expense reductions implemented during the last six months of FY2003 of approximately $606,000 and reductions in accrued royalty expenses of approximately $242,000 due to management's revision of estimates of amounts due to a former supplier under a product development agreement; offset in part by increases in legal, exchange fees, auditing expenses, warranty and special shareholder meeting expenses totaling approximately $335,000 and increases in sales and marketing expenses of approximately $310,000. In order to achieve revenue growth, the Company will continue to incur increased expenses to hire additional direct sales staff and expand marketing programs beyond Fiscal 2004.

Research and development expenses for Fiscal 2004 amounted to $564,831 compared to $764,982 for Fiscal 2003. The decrease of $200,151, or approximately 26%, was primarily attributable to the lower staffing levels that were put in place as part of the expense reductions implemented during the second half of FY2003. The Company must continue developing and enhancing its ORALscreen products and therefore, will most likely incur increased expenses for research and development beyond Fiscal 2004.


Other Income and Expense

     Other income for Fiscal 2004 amounted to $4,508 as compared to other income of $16,704 for the fiscal year ended September 30, 2003. The amount for Fiscal 2003 reflects income of $15,000 from the sale of excess equipment.

     Interest expense and financing costs were $330,298 for Fiscal 2004 compared to $1,747,503 incurred during Fiscal 2003. The reduction for Fiscal 2004 resulted primarily from the decrease in interest expense of $247,000 and financing costs of 353,000 associated with short-term notes that matured in December 2003,and long-term notes that were converted in August 2003 (see Notes 9 and 16 of the consolidated financial statements). Additionally, Fiscal 2003 interest expense included the beneficial conversion costs of $955,000 for these long-term notes. These decreases were offset in part by non-cash interest expense of approximately $66,000 associated with the loss on the extinguishment of debt related to the issuance of preferred stock in May 2004 in connection with the conversion of a long-term note of $1,250,000 with a maturity date of August 2005 and the write-off of the remaining deferred financing costs and original issue discount related to this long-term note of approximately $71,000.

         Discontinued Operations

     On December 16, 2003, the Company consummated the sale of the business and net assets, excluding cash, of its USDTL subsidiary. In Fiscal 2004, USDTL had a loss of $12,788 ($17,235 from disposal of USDTL offset in part by income from two month of operations of $4,447) compared to a loss of $878,217 for Fiscal 2003. Fiscal 2003 included a loss on the disposal of USDTL of $895,000, which was offset in part by income from operations of $16,783 (see Note 3 of the consolidated financial statements).

Cumulative Effect of a Change in Accounting Principle

     For the fiscal year ended September 30, 2003, the Company, in accordance with its adoption of SFAS 142 on October 1, 2002, recorded a charge of $650,000 for the impairment of goodwill associated with the acquisition of USDTL in 1999. See Note 6 of the consolidated financial statements for a complete description of this adjustment to goodwill.

Net Loss

     Primarily as a result of the factors described above, the Company had a net loss of $2,968,760, $.05 per basic and diluted share, for Fiscal 2004 compared to a net loss of $6,462,101, $.12 per basic and diluted share, for Fiscal 2003.

Financial Condition and Liquidity

     At September 30, 2004, the Company had a working capital deficiency of $388,972 and cash and cash equivalents of $508,876. Net cash used in operating activities during Fiscal 2004 amounted to $3,595,361, resulting primarily from a net loss of $2,968,760, an increase in accounts receivable of $118,176, an increase in inventories of $98,925, an increase in prepaid expenses and other current assets of $46,199, a decrease in accounts payable and accrued expenses of $884,309 and a decrease in deferred income of $20,250; offset in part by a loss from the disposal of discontinued operation of $17,235, depreciation and amortization of $116,230, amortization of debt discount and deferred rent expense of $225,850, common stock and warrants issued for interest on short-term and long-term debt of $114,236, a loss on the extinguishment of long-term debt of $66,000 and a decrease in other assets of $1,707. Net cash provided by financing and investing activities during Fiscal 2004 was $2,973,318 which included proceeds from the sale of preferred stock, common stock and warrants of $2,800,406 and proceeds from sale of USDTL of $500,000; offset in part by repayment of short-term debt of $140,233, repayment of long-term debt of $11,279, payment of preferred stock dividend of $16,110 and purchases of property and equipment of $159,466.

     As indicated in the Results of Operations above, the Company sold the net assets, excluding cash, and the business of its USDTL subsidiary in December 2003. From this sale, the Company received net proceeds of approximately $500,000. In addition, under the terms of the sale, the Company expects to receive an additional $500,000 in the future, less amounts for the purchase of services by Avitar under a services and consulting agreement, based on obligations of the purchaser of USDTL to pay the Company 10% of certain revenues in excess of $1,500,000 annually beginning with the calendar year ending December 31, 2004. The Company recorded the $500,000 received in the first quarter of FY2004 and will recognize proceeds for the additional $500,000 when they are received.


     During FY 2005, the Company's cash requirements are expected to include primarily the funding of operating losses, the payment of outstanding accounts payable, the repayment of certain notes payable, the funding of operating capital to grow the Company's drugs of abuse testing products and services, and the continued funding for the development of its ORALscreen product line. During December 2004, the Company sold 1,285 shares of Series A Convertible Preferred Stock and Warrants to purchase 600,000 shares of common stock for which it received net proceeds of approximately $1,135,000. These shares of Series A Convertible Preferred Stock, with face value of $1,285,000, are convertible into common stock at the lesser of $.12 per share or 85% of the average of the three lowest closing bid prices, as reported by Bloomberg, for the ten trading days immediately prior to the notice of conversion subject to adjustments and floor prices. The Warrants are exercisable at $.126 per share. In August 2004, the Company sold 1,250 shares of Series A Convertible Preferred Stock and Warrants to purchase 125,000 shares of common stock for which it received net proceeds of approximately $1,061,000. These shares of Series A Convertible Preferred Stock, with face value of $1,250,000, are convertible into common stock at the lesser of $.09 per share or 85% of the average of the three lowest closing bid prices, as reported by Bloomberg, for the ten trading days immediately prior to the notice of conversion subject to adjustments and floor prices. The Warrants are exercisable at $.095 per share. During May 2004, the Company sold 1,000 shares of Series A Convertible Preferred Stock and Warrants to purchase 100,000 shares of common stock for which it received net proceeds of approximately $815,000. The Series A Convertible Preferred Stock, with a face value of $1,000,000, is convertible into common stock at the lesser of $.12 per share or 85% of the average of the three lowest closing bid prices, as reported by Bloomberg, for the ten trading days immediately prior to the notice of conversion subject to adjustments and floor prices. The Warrants are exercisable at $.126 per share. At September 30, 2004, 750 shares, with a face value of $750,000, had been converted into 8,441,688 shares of common stock. The warrants issued in connection with the sale of 2,250 shares of preferred stock and the conversion feature resulted in a deemed dividend of $386,000 being recorded and included in the earnings per share calculation for Fiscal 2004. In May 2004, the Company converted a long-term note of $1,250,000 with a maturity date of August 2005 into 1,316 shares of Series A Convertible Redeemable Preferred Stock. The Series A Convertible Redeemable Preferred Stock, with a face value of $1,316,000, is convertible into common stock at the lesser of $.12 per share or 85% of the average of the three lowest closing bid prices, as reported by Bloomberg, for the ten trading days immediately prior to the notice of conversion subject to adjustments and floor prices. At September 30, 2004, 358 shares, with a face value of $358,000, had been converted into 5,163,986 shares of common stock. The conversion feature of these preferred shares resulted in a deemed dividend of $329,000 being recorded and included in the earnings per share calculation for Fiscal 2004. In addition, $66,000 of interest and financing charges for the loss on extinguishment of long-term debt were recorded during the fiscal year ended September 30, 2004. In March 2004, the Company, as part of the agreement covering the preferred stock sold in September 2003, sold 1,000 shares of 6% Convertible Preferred Stock and Warrants to purchase 4,629,630 shares of Common Stock for which it received net proceeds of approximately $920,000. The 6% Convertible Preferred Stock, with a face value of $1,000,000, is convertible into Common Stock at $0.216 per share, subject to adjustments, and the Warrants are exercisable at $0.135 per share. The warrants issued in connection with this preferred stock and the conversion feature resulted in a deemed dividend of $1,000,000 being recorded and included in the earnings per share calculation for Fiscal 2004. The cash available at September 30, 2004, the proceeds from the financing completed in December 2004 and anticipated customer receipts are expected to be sufficient to fund the operations of the Company through March 2005. Beyond that time, the Company will require significant additional financing from outside sources to fund its operations. The Company plans to continue working with placement agents and/or investment fund managers in order to raise approximately $8 million during the remainder of fiscal year 2005 from the sales of equity and/or debt securities. The Company plans to use the proceeds from these financings to provide working capital and capital equipment funding to operate the Company, to expand the Company's business, to further develop and enhance the ORALscreen drug screening systems and to pursue the development of in-vitro oral fluid diagnostic testing products. However, there can be no assurance that these financings will be achieved.

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

     Required payments for debt, capital leases and minimum rentals are as follows:


Fiscal                      Capital    Operating      Short-        Long-
Year                        Leases       Leases      Term Debt    Term Debt          Total
---------------------------------------------------------------------------------------------
2005                      $     -     $288,690       $197,620      $     -      $   486,310
2006                            -       10,000              -            -           10,000

---------------------------------------------------------------------------------------------

Total minimum payments    $     -     $298,690       $197,620      $     -      $   496,310


     Operating revenues are expected to grow during Fiscal 2005 as employment begins to rise in the United States and the Company is able to convert employers to using ORALscreen, Avitar's oral fluid drug testing products. In order to achieve the revenue growth, the Company will need to significantly increase its direct sales force and implement an expanded, targeted marketing program. ORALscreen, as an instant on-site diagnostic test, is part of the fastest growing segment of the diagnostic test market. Inventories are currently at appropriate levels for anticipated sales volumes and the Company, with its production capacity and the arrangements with its current contract manufacturing sources, expects to be able to maintain inventories at optimal levels. Based on current sales, expense and cash flow projections, the Company believes that the current level of cash and cash-equivalents on hand and, most importantly, a portion of the anticipated net proceeds from the financing mentioned above would be sufficient to fund operations until the Company achieves profitability. There can be no assurance that the Company will consummate the above-mentioned financing, or that any or all of the net proceeds sought thereby will be obtained. Furthermore, there can be no assurance that the Company will have sufficient resources to achieve the anticipated growth. Once the Company achieves profitability, the longer-term cash requirements of the Company to fund operating activities, purchase capital equipment, expand the existing business and develop new products are expected to be met by the anticipated cash flow from operations and proceeds from the financings described above. However, because there can be no assurances that sales will materialize as forecasted, management will continue to closely monitor and attempt to control costs at the Company and will continue to actively seek the needed additional capital.

     As a result of the Company's recurring losses from operations and working capital deficit, the report of its independent registered public accounting firm relating to the financial statements for Fiscal 2004 contains an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern. Such report states that the ultimate outcome of this matter could not be determined as the date of such report (December 17, 2004 except for Note 17 which is as of December , 2004). The Company's plans to address the situation are presented above. However, there are no assurances that these endeavors will be successful or sufficient.

Recent Accounting Pronouncements


     In December 2004, the Financial Accounting Standards Board ("FASB") issued a Statement, "Share-Based Payments", that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees", and would generally require that such transactions be accounted for using a fair value-based method. As discussed in Note 2, the Company currently accounts for share-based compensation transactions using APB Opinion No. 25. The adoption of this statement is effective for fiscal periods beginning after December 15, 2005 and will have an impact on the Company's consolidated financial position and results of operations, the level of which the Company is currently assessing.


Critical Accounting Policies

     The Company's significant accounting policies are listed in Note 2 to the consolidated financial statements for the year ended September 30, 2004. However, certain of its accounting policies require the application of significant judgment by its management, and such judgments are reflected in the amounts reported in the consolidated financial statements.The Company considers its accounting policies with respect to revenue recognition, use of estimates, long-lived assets and goodwill as the most critical to its results of operations and financial condition.

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

     The Company evaluates Goodwill in accordance with provisions of Statement of Accounting Standards No. 142, "Goodwill and Other Intangible Assets", ("SFAS No. 142"). SFAS No. 142 requires among other things, that companies no longer amortize goodwill, but test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with guidelines in SFAS 142. SFAS 142 is required to be applied to all goodwill and other intangible assets regardless of when those assets were initially recognized.

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

     As of September 30, 2004, the Company had a net carrying amount of goodwill of approximately $238,000.

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

     Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Such factors include, but are not limited to the following: product demand and market acceptance risks, the effect of economic conditions, results of pending or future litigation, the impact of competitive products and pricing, product development and commercialization, technological difficulties, government regulatory environment and actions, trade environment, capacity and supply constraints or difficulties, the result of financing efforts, actual purchases under agreements and the effect on the Company's accounting policies.


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

ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                                             AND FINANCIAL DISCLOSURE
         Not applicable.

ITEM 8A.                   CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures

     Our management, including our chief executive officer and chief financial officer, have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2004, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based upon that evaluation, our chief executive officer and chief financial officer have concluded that as of such date, our disclosure controls and procedures in place are adequate to ensure material information and other information requiring disclosure is identified and communicated on a timely basis.

     (b) Changes in Internal Control Over Financial Reporting

     During the fourth quarter of the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

                                    Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The directors and executive officers of the Company and their respective ages and positions with the Company, as of September 30, 2004, along with certain biographical information (based solely on information supplied by them), are as follows:


Name                       Age                       Title

Peter P. Phildius          74       Chairman of the Board and Chief Executive
                                       Officer/Director
Douglas W. Scott (1)       58       President and Chief Operating
                                     Officer/Director
Douglas Lewis(3)           55       President of USDTL
Jay C. Leatherman Jr.      60       Vice President, Chief Financial Officer and
                                     Secretary
James Groth (1)(2)         66       Director
Neil R. Gordon (1)(2)      56       Director
Charles R. McCarthy (1)(2) 66       Director
-------------------------------------------------------------------------------
1.Member of Audit Committee.
2.Member of Compensation Committee.
3.Service as Executive Officer was terminated on December 1, 2003 with the sale of the USDTL subsidiary.

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

DOUGLAS W. SCOTT

     Mr. Scott has been the Chief Operating Officer since July 1996, was the Chief Executive Officer from August 1989 until July 1996 and has been a director of the Company since August 1989. Mr. Scott has been a general partner in PK&S since its founding in 1985. Prior to 1985, Mr. Scott was Executive Vice President of Nutritional Management, Inc. (1983 - 1985); Senior Vice President, Operations of Delmed, Inc. (1982 - 1983); Vice President, Quality Assurance of Frito-Lay, Inc., a consumer products company (1980 - 1982); and held several senior positions at Baxter from 1970 - 1980. The last two of these senior positions at Baxter were General Manager of the Vicra Division and General
Manager of Irish Operations. Mr. Scott is also a director of Candela Corporation, a publicly-traded company in the business of manufacturing and marketing medical lasers. Mr. Scott received an M.B.A. from Harvard Business School.

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




DOUGLAS LEWIS

     From 1990 until the sale of the USDTL subsidiary on December 1, 2003, Mr. Lewis was the President of USDTL and a Vice President of the Company. He has over 25 years experience in the operation and management of laboratories, which specialize in diagnostic testing for drugs of abuse. Mr. Lewis has held senior level management and consulting positions with various hospital and private laboratories in the Chicago, Illinois area. He received a Bachelor of Arts Degree in Chemistry from Grinnell College and was a Pre-Doctoral Fellow at the University of Illinois.

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

     Based on its review of the copies of such forms received by it, the Company believes that, during Fiscal 2004, all filing requirements applicable to its officers, directors and greater than ten-percent shareholders were met.

Code of Ethics

     Avitar has historically operated under informal ethical guidelines, under which the Company's principal executive, financial and accounting officers, are held accountable. In accordance with these guidelines, the Company has always promoted honest, ethical and lawful conduct throughout the organization. The Company adopted a written code of ethics as of June 2004.

ITEM 10. EXECUTIVE COMPENSATION

     Summary Compensation Table. The following table sets forth compensation earned by or paid to the Chief Executive Officer, Chief Operating Officer and other executive officers for Fiscal 2004 and, to the extent required by applicable Commission rules, the preceding two fiscal years.

                                         Annual Compensation            Long-Term
Name/Position              Year          Salary(1)     Bonus      Compensation Options
-------------              ----         ---------     -----        ---------------------
Peter P. Phildius          2004         $200,000        $0                 0
(Chairman of the Board/    2003(4)      $171,661        $0                 0
Chief Executive Officer)   2002         $200,000        $0           125,000(2)
Douglas W. Scott           2004         $180,000        $0                 0
(President/                2003(4)      $154,500        $0                 0
Chief Operating Officer)   2002         $180,000        $0            66,000(2)
Jay C. Leatherman, Jr.     2004         $140,000        $0                 0
(Chief Financial Officer)  2003(4)      $120,616        $0                 0
                           2002         $131,230        $0            43,750(2)
Douglas Lewis              2004(3)      $      -        $0                 0
(Vice President/President  2003          $126,000       $0                 0
  of USDTL)                2002         $126,000        $0                 0


(1) Does not include amounts reimbursed for business-related expenses incurred by the executive officers on behalf of the Company.

(2) Reflects additional stock options granted to executive officers by the Company's Board of Directors in January 2002.

(3) Resigned on December 1, 2003 as part of the sale of USDTL and therefore did not have compensation in excess of $100,000.

(4)  Reflects temporary salary reductions in effect during Fiscal 2003.



     Option Exercises in Last Fiscal Year and Year-Ended Option Values. No stock options or stock appreciation rights were exercised by the executive officers in Fiscal 2004.

     As of September 30, 2004, the executive officers held options as follows, none of which is in the money:

                                         Options Granted                 Value of Options
                                   Total Sharess   Exercisable    Exercisable    Not Exercisable
      Peter Phildius                 2,178,000      1,396,800      $      0     $         0

      Douglas Scott                  1,398,000        988,800             0               0
      Jay Leatherman                   651,250        377,500             0               0


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

     In July 1999, the Company entered into employment agreements with two executives of USDTL. The agreements provide for annual compensation aggregating $226,000 per year, plus cost-of-living increases and bonuses or commissions, as defined. The agreements terminated on December 1, 2003. Expenses under these agreements totaled approximately $40,800 and $245,000 in 2004 and 2003, respectively.

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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the number of shares of the Company's Common Stock beneficially owned as of December 27, 2004 by (i) each person believed by the Company to be the beneficial owner of more than 5% of the outstanding Company Common Stock; (ii) each director of the Company; (iii) the Company Chief Executive Officer and its four most highly compensated executive officers (other than the Chief Executive Officer) who earn over $100,000 a year; and (iv) all directors and executive officers of the Company as a group. Beneficial ownership by the Company's stockholders has been determined in accordance with the rules promulgated under Section 13(d) of the Securities Exchange Act of 1934, as amended. All shares of the Company Common Stock are owned both of record and beneficially, unless otherwise indicated.

Name and Address of Beneficial Owner (1)                   No. Owned         %
----------------------------------------                   ---------------------
Peter P. Phildius (2)(3)(9)(11)                           4,797,515          4.7
Douglas W. Scott (2)(4)(9)(12)                            3,436,896          3.7
Phildius, Kenyon & Scott("PK&S") (2)(9)                   1,732,595          1.3
Jay C. Leatherman, Jr.(2)(5)                                383,130          *
James Groth (2)(6)(13)                                      232,199          *
Neil R.Gordon (2)(7)                                        273,097          *
Charles R. McCarthy (2)(8)                                  305,155           *
David Brown (10)                                         12,113,874         8.7
Gryphon Master Fund, LP (14)                             11,296,296         7.5
All directors and executive officers
  as a group (3)(4)(5)(6)(7)(8)(9)(11)(12)(13)            7,695,397         5.4

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

(3) Includes 1,668,120 shares of the Company's Common Stock, and options to purchase 1,396,800 shares of the Company's Common Stock. Also includes the securities of the Company beneficially owned by PK&S as described below in
     Note 9.

(4) Includes 715,501 shares of the Company's Common Stock, and options to purchase 988,800 shares of the Company's Common Stock. Also includes the securities of the Company beneficially owned by PK&S as described below in
     Note 9.

(5) Includes 5,630 shares of the Company's Common Stock, and options to purchase 377,500 shares of the Company's Common Stock.

(6) Includes 74,699 shares of the Company's Common Stock and options to purchase 157,500 shares of the Company's Common Stock.

(7) Includes 90,597 shares of the Company's Common Stock, warrants to purchase 40,000 shares of the Company's Common Stock granted to such director under a consulting agreement to provide services to the Company and options to purchase 142,500 shares of the Company's Common Stock.

(8) Includes 172,655 shares of the Common Stock, and options to purchase 132,500 shares of the Common Stock.

(9) Represents ownership of 1,732,595 shares of the Company's Common Stock. PK&S is a partnership of which Mr. Phildius and Mr. Scott are general partners.

(10) The business address for such person is 4101 Evans Avenue, Fort Meyers, FL 33901. Represents 12,113,874 shares of the Company's Common Stock.

(11) Does not include 67,000 shares of the Common Stock owned by Mr. Phildius' wife, all of which he disclaims beneficial ownership.

(12) Does not include 15,000 shares of the Common Stock owned by Mr. Scott's children, all of which he disclaims beneficial ownership.

(13) Does not include 10,929 shares of the Company's Common Stock owned by a trust established for Mr. Groth's children, all of which he disclaims beneficial ownership.

(14) The business address for such entity is 500 Crescent Court, #270, Dallas, TX 75201. Represents preferred stock convertible into 11,296,296 shares of the Company's Common Stock.


     Securities authorized for issuance under equity compensation plans.

                      Equity Compensation Plan Information
                            As of September 30, 2004


                                                              Weighted-average
                                                             exercise price of
                                 Number of securities to    outstanding options,     Number of securities
                                 be issued upon exercise    warrants and rights     remaining available for
                                 of outstanding options,                             future issuance under
                                   warrants and rights                                equity compensation
                                                                                       plans (excluding
                                                                                    securities reflected in
                                                                                          column (a)
           Plan category                     (a)                       (b)                    (c)
     Equity compensation plans
      approved by security
      holders                              722,800                   $.49                   127,200
     Equity compensation plans
      not approved by security
      holders                            7,779,250                   $.42                 7,111,577
               Total                     8,502,050                   $.44                 7,238,777

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

     On May 19, 1995, the Company's Consulting Agreement ended and was replaced by the Employment Agreements with Messrs. Phildius and Scott (See "Employment Agreements"). As requested by Messrs. Phildius and Scott and approved by the Company's Board of Directors, the salary and benefits provided under the Employment Agreements will be paid directly to PK&S. Under the terms of the current employment agreements with Peter Phildius and Douglas Scott described above, the Company pays their salaries and related expenses directly to PK&S. The aggregate of salaries and reimbursement of expenses paid to PK&S by the Company on behalf of Messrs. Phildius and Scott for fiscal years 2004 and 2003 totaled $420,103 and $364,989 respectively. At September 30, 2004, the Company's accounts payable included $51,500 for PKS, which represented the amount due to Messrs. Phildius and Scott for their fringe benefits for the period of September 1, 2002 to September 30, 2004. The amount for 2003 reflects the temporary salary reductions in effect during Fiscal 2003.


ITEM 13. EXHIBITS

(a) Exhibits:

Exhibit No.                 Document

3.1  Complete Copy of Certificate of Incorporation.

(F)  3.2 Complete Copy of Bylaws

(G) 4.1 Certificate of Designations, Rights and Preferences of Series A Redeemable Convertible Preferred Stock

(C) 4.2 Certificate of Designations, Rights and Preferences of Series B Redeemable Convertible Preferred Stock

(D) 4.3 Certificate of Designations, Rights and Preferences of Series C Redeemable Convertible Preferred Stock

(A) 10.1 Employment Agreement between MHB and Peter P. Phildius, dated as of July 23, 1993.

(B) 10.2 Amended and Restated Employment Agreement between MHB and Peter P. Phildius, dated as of August 15, 1994.

(D) 10.3 Form of Subscription Agreement between the Company and parties purchasing preferred and common stock during Fiscal 2000, Fiscal 2001, Fiscal 2002 and Fiscal 2003

(G) 10.4 Form of Subscription and Securities Purchase Agreement between the Company and parties purchasing preferred stock and warrants during Fiscal 2004

14.1 Code of Ethics

21.1 Subsidiaries of the Company

23.1 Consent of BDO Seidman, LLP

31.1 Rule 13a-14(a)/15d-14(a) Certification

31.2 Rule 13a-14(a)/15d-14(a) Certification

32.1 Section 1350 Certification

32.2 Section 1350 Certification
--------------------------------------------

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

(E)  Omitted.

(F) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Annual Report for the fiscal year ended September 30, 2002 (Commission File No. 1-51695) as amended, and incorporated herein by reference.

(G) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Current Report for the event occurred on May 25, 2004 (Commission File No. 1-15695), and incorporated herein by reference.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     During Fiscal 2004 and Fiscal 2003, the Company retained its principal auditor, BDO Seidman, LLP to provide services in the following categories and amounts:

                                                                              2004             2003
                                                                         ---------------------------------
    Audit Fees (services in connection with the audit of the Company's financial statements, review of the Company's quarterly reports on
     Form 10-QSB and statutory or regulatory filings or engagements)        $ 127,020      $ 118,330

    Audit Related Fees (assurance and related services)                     $       -      $       -

    Tax Fees (services in connection with the
    Preparation of the Company's tax returns)                               $  12,000      $  12,350

    All Other Fees                                                          $       -      $       -

     Our Audit Committee's policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our Audit Committee's policy, pre-approval is generally provided for particular services or categories of services, including planned services, project-based services and routine consultations. In addition, the Audit Committee may also approve particular services on a case-by-case basis.

     Our Audit Committee pre-approved all services that our independent accountants provided to us in the past two fiscal years. It considered whether the provision of non-audit services by the Company's principal auditor was compatible with maintaining auditor independence and has determined such services were not incompatible with maintaining auditor independence.

                                            SIGNATURES

     In accordance with Section 13 of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 27, 2004
                                          AVITAR, INC.
                                          (Registrant)

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

Name                                                Title                                Date


/s/     Peter P. Phildius                 Chairman of the Board and               December 27, 2004
------------------------------------       Chief Executive Officer
Peter P. Phildius                       (Principal Executive Officer);
                                                 and Director

/s/     Douglas W. Scott                President and Chief Operating             December 27, 2004
------------------------------------         Officer and Director
Douglas W. Scott

/s/     J.C. Leatherman, Jr.             Chief Financial Officer and              December 27, 2004
------------------------------------    Secretary (Principal Financial
J.C. Leatherman, Jr.                       and Accounting Officer)

/s/     Neil R .Gordon
------------------------------------               Director                       December 27, 2004
Neil R. Gordon



/s/     James Groth                                Director                       December 27, 2004
------------------------------------
James Groth



/s/    Charles R. McCarthy                         Director                       December 27, 2004
---------------------------
Charles R. McCarthy

                                Avitar, Inc. and
                                  Subsidiaries




                        Consolidated Financial Statements
                     Years Ended September 30, 2004 and 2003

                          Avitar, Inc. and Subsidiaries

                                    Contents




Report of independent registered public accounting firm                F-2

Consolidated financial statements:

   Balance sheet                                                F-3 to F-4

   Statements of operations                                            F-5

   Statements of stockholders' deficit                                 F-6

   Statements of cash flows                                     F-7 to F-8

   Notes to consolidated financial statements                  F-9 to F-37

                          Avitar, Inc. and Subsidiaries


                                    Contents



Report of Independent Registered Public Accounting Firm



To the Board of Directors and Stockholders
Avitar, Inc.

We have audited the accompanying consolidated balance sheet of Avitar, Inc. and subsidiaries as of September 30, 2004, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the two years in the period ended September 30, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board ("United States"). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avitar, Inc. and subsidiaries as of September 30, 2004, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has working capital and stockholder deficits as of September 30, 2004. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ BDO Seidman, LLP

Boston, Massachusetts
December 8, 2004, except
for Note 17 for which the
date is December 17, 2004

                          Avitar, Inc. and Subsidiaries


                           Consolidated Balance Sheet





September 30,                                                         2004
--------------------------------------------------------------------------------

Assets

Current:
  Cash and cash equivalents                                         $508,876
  Accounts receivable, less allowance for doubtful
    accounts of $12,000 (Note 15)                                    635,737
  Inventories (Note 4)                                               348,853
  Prepaid expenses and other (including related party
   receivables of $10,200)                                           174,480
-------------------------------------------------------------------------------

     Total current assets                                          1,667,946

Property and equipment, net (Note 5)                                 293,573

Goodwill (Note 6)                                                    238,120

Other assets, net (Notes 7)                                          147,940
-------------------------------------------------------------------------------

                                                               $   2,347,579
===============================================================================

See accompanying notes to consolidated financial statements.

                          Avitar, Inc. and Subsidiaries


                           Consolidated Balance Sheet


September 30,                                                                                              2004
------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Deficit

Current liabilities:
   Short-term debt (including $ 32,063 due to related parties) (Note 8)                              $    197,620
   Accounts payable (including $51,500 due to related parties)                                            768,064
   Accrued expenses (Note 18)                                                                             898,734
   Deferred revenue                                                                                       192,500
                                                                                                     ------------

     Total current liabilities                                                                          2,056,918

                                                                                                     ------------


 Redeemable convertible preferred stock (Note 10)                                                         958,048
                                                                                                     ------------

Commitments (Notes 11 and 13)

Stockholders' deficit (Note 13):
   Series A, B, C and 6% convertible preferred stock, $.01 par value; authorized 5,000,000 shares;
     46,130 shares issued and outstanding, with aggregate liquidation value - Series A-$1,500,000;
     Series B - $13,464; Series C - $195,000; 6% Convertible-$2,000,000                                       462
   Common stock, $.01 par value; authorized 300,000,000 shares; 123,118,165 shares
     issued and outstanding                                                                             1,231,182
   Additional paid-in capital                                                                          49,657,819
   Accumulated deficit                                                                                (51,556,850)
                                                                                                     ------------

     Total stockholders' deficit                                                                         (667,387)
                                                                                                     ------------

                                                                                                     ------------
                                                                                                     $  2,347,579
                                                                                                     ------------

See accompanying notes to consolidated financial statements.

                          Avitar, Inc. and Subsidiaries


                      Consolidated Statements of Operations


Years ended September 30,                                             2004              2003
-----------------------------------------------------------------------------------------------
Sales (Note 15)                                                   $ 4,048,547       $ 4,598,025
                                                                  -----------       -----------
Operating expenses:
   Cost of sales                                                    2,713,128         3,433,083
   Selling, general and administrative (Note 18)                    3,400,770         3,603,045
   Research and development                                           564,831           764,982
                                                                  -----------       -----------

     Total operating expenses                                       6,678,729         7,801,110
                                                                  -----------       -----------

     Loss from operations                                          (2,630,182)       (3,203,085)
Other income (expense):

   Interest expense and financing costs (includes $6,980 and
     $ 4,456 to related parties in 2004 and 2003,
     repsectively) (Notes 8, 9 and 16)                               (330,298)       (1,747,503)
   Other income, net                                                    4,508            16,704
                                                                  -----------       -----------

     Total other expense, net                                        (325,790)       (1,730,799)
Loss from continuing operations before discontinued
     operations and cumulative effect of a change in accounting
     principle                                                     (2,955,972)       (4,933,884)
                                                                  -----------       -----------
Discontinued operations (Notes 3 and 6):
    Income from operations of USDTL                                     4,447            16,783
     Loss from disposal of discontinued operations                    (17,235)         (895,000)
                                                                  -----------       -----------
     Loss from discontinued operations                                (12,788)         (878,217)
                                                                  -----------       -----------

Loss before cumulative effect of a change in accounting
     principle                                                     (2,968,760)       (5,812,101)
Cumulative effect of a change in accounting principle (Note 6)           --            (650,000)
                                                                  -----------       -----------

Net loss                                                          $(2,968,760)      $(6,462,101)
                                                                  -----------       -----------
Basic and diluted loss per share from continuing
      operations before discontinued operations and
      cumulative effect of a change in accounting
      principle (Note 13)                                         $      (.05)      $      (.10)
--------------------------------    ---

Basic and diluted net loss per share (Note 13)                    $      (.05)      $      (.12)
------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statement

                          Avitar, Inc. and Subsidiaries

            Consolidated Statements of Stockholders' Equity(Deficit)

                                    (Note 13)


                                                                      Preferred Stock              Common Stock
Years ended September 30, 2004 and 2003                             Shares      Amount         Shares       Amount
----------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2002                                      1,775,330      $17,752    44,674,215     $ 446,742
   Issuance of common stock and warrants for services                      -            -       855,973         8,560
   Sale of common stock and warrants, net of expenses                      -            -     4,674,900        46,749
   Sale of preferred stock and warrants, net of expenses               1,000           10             -             -
   Conversion of Series A, B, and C preferred stock into
    common stock                                                  (1,639,133)     (16,390)   17,701,101       177,011
   Exercise of warrants                                                    -            -     1,431,243        14,312
   Payment of preferred stock dividend, Series B preferred stock           5            -             -             -
   Issuance of common stock for interest on long-term debt                 -            -     1,173,063        11,731
   Discount and beneficial conversion related to issuance of
      common stock in connection with convertible notes                    -            -     5,730,000        57,300
   Conversion of long-term convertible notes                               -            -    10,611,111       106,111
   Issuance of warrants in connection with discount on notes payable       -            -             -             -
   Issuance of warrants in connection with restructuring of
    facility  lease                                                        -            -             -             -
   Issuance of common stock and warrants for settlement agreement
    with financial consultant (Note 12)                                    -            -     2,016,590        20,166
   Net loss                                                                -            -             -             -
----------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2003                                        137,202      $ 1,372    88,868,196     $ 888,682
----------------------------------------------------------------------------------------------------------------------
   Sale of common stock                                                    -            -        36,156           362
   Sale of preferred stock and warrants, net of expenses               3,250           33             -            -
   Conversion of Series A, Series B, Series D, 8% redeemable
     preferred stock into common stock                               (94,322)        (943)   21,074,721       210,748
   Exercise of warrants                                                    -            -    11,903,844       119,038
   Payment of preferred stock dividend, Series A preferred stock           -            -        85,848           858
   Payment of preferred stock dividend, 6% preferred stock                 -            -             -             -
   Issuance of common stock for interest on long-term debt                 -            -     1,149,400        11,494
   Net loss                                                                -            -             -             -
----------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2004                                         46,130      $   462   123,118,165    $1,231,182
----------------------------------------------------------------------------------------------------------------------

                          Avitar, Inc. and Subsidiaries

            Consolidated Statements of Stockholders' Equity(Deficit)
                                  (continued)
                                    (Note 13)

                                                                           Additional
                                                                           Paid-in       Accumulated
Years ended September 30, 2004 and 2003                                    Capital         Deficit
--------------------------------------------------------------------------------------------------------
Balance at September 30, 2002                                             $41,769,112     $(42,102,770)
   Issuance of common stock and warrants for services                         236,878                -
   Sale of common stock and warrants, net of expenses                         507,198                -
   Sale of preferred stock and warrants, net of expenses                      899,990                -
   Conversion of Series A, B, and C preferred stock into
    common stock                                                             (160,620)               -
   Exercise of warrants                                                       114,500                -
   Payment of preferred stock dividend, Series B preferred stock                   14              (14)
   Issuance of common stock for interest on long-term debt                    230,917
   Discount and beneficial conversion related to issuance of
      common stock in connection with convertible notes                       897,700                -
   Conversion of long-term convertible notes                                  848,889                -
   Issuance of warrants in connection with discount on notes payable           31,194                -
   Issuance of warrants in connection with restructuring of
    facility  lease                                                           218,341                -
   Issuance of common stock and warrants for settlement agreement
    with financial consultant (Note 12)                                       499,834                -
   Net loss                                                                         -       (6,462,101)
--------------------------------------------------------------------------------------------------------
Balance at September 30, 2003                                             $46,093,947     $(48,564,885)
--------------------------------------------------------------------------------------------------------
   Sale of common stock                                                         4,544                -
   Sale of preferred stock and warrants, net of expenses                    2,795,467                -
   Conversion of Series A, Series B, Series D, 8% redeemable
     preferred stock into common stock                                        729,147                -
   Exercise of warrants                                                      (119,038)               -
   Payment of preferred stock dividend, Series A preferred stock                6,237           (7,095)
   Payment of preferred stock dividend, 6% preferred stock                          -          (16,110)
   Issuance of common stock for interest on long-term debt                    147,515                -
   Net loss                                                                         -       (2,968,760)
---------------------------------------------------------------------------------------------------------
Balance at September 30, 2004                                             $49,657,819     $(51,556,850)
---------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements

                          Avitar, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows



Years ended September 30,                                                  2004                 2003
--------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net loss                                                          $  (2,968,760)        $ (6,462,101)
   Adjustments to reconcile net loss to net cash used in
    operating activities:
     Cumulative effect of change in accounting principle                         -              650,000
     Loss from disposal of discontinued operation                           17,235              895,000
     Depreciation and amortization                                         116,230              169,081
     Amortization of debt discount and deferred financing costs            101,084               15,110
     Amortization of deferred rent expense                                 124,766                    -
     Common stock and warrants issued for services and placement
       agent fees                                                                -              245,438
     Common stock and warrants for interest on short-term and
       long-term debt                                                      114,236            1,228,842
     Loss on the extinguishment of long-term debt                           66,000
     Changes in operating assets and liabilities:
       Accounts receivable                                                (118,176)             449,558
       Inventories                                                         (98,925)             264,694
       Prepaid expenses and other current assets                           (46,199)               7,938
       Other assets                                                          1,707              (78,008)
       Accounts payable and accrued expenses                              (884,309)              93,485
       Deferred revenue                                                    (20,250)             177,750
       Net assets of USDTL                                                       -             (108,841)
---------------------------------------------------------------------------------------------------------
         Net cash used in operating activities                          (3,595,361)          (2,452,054)
----------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Purchases of property and equipment                                    (159,466)              (8,559)
   Proceeds from the sale of USDTL                                         500,000                    -
 ---------------------------------------------------------------------------------------------------------
         Net cash provided by (used in) investing activities               340,534               (8,559)
-----------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Repayment of short-term debt                                           (140,233)            (135,131)
   Repayments of notes payable and long-term debt                          (11,279)             (14,301)
   Proceeds from issuance of long-term convertible notes                         -              955,000
   Sales of preferred stock, common stock and warrants                   2,800,406            2,153,947
   Payment of preferred stock dividend                                     (16,110)                   -
   Exercise of stock options and warrants                                        -              128,813

         Net cash provided by financing activities                       2,632,784            3,088,328
---------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                      (622,043)             627,715

Cash and cash equivalents, beginning of year                             1,130,919              503,204
---------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                               $     508,876         $  1,130,919

                          Avitar, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows
                                   (Concluded)


Years ended September 30,                                                                    2004                 2003
---------------------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information: Cash paid during the year for:
     Interest                                                                       $      10,843         $     58,421
Supplemental schedule of noncash investing and
  financing activities:

    Fair value of equity instruments recorded in connection with
     financial advisors Settlement Agreement (Note 12)                                          -              520,000

    During 2004, 1,149,400 shares of common stock were issued for interest on long-term debt, of which 497,473 shares were payment of accrued interest of $44,773.

     During 2004, 700 shares of 8% redeemable convertible preferred stock were converted into 4,666,667 shares of common stock


     During 2004, $1,250,000 of long-term debt was converted into 1,316 shares of Series A redeemable convertible preferred stock
1,250,000
     During 2004, 358 shares of Series A redeemable convertible preferred stock were converted into 5,163,986 shares of common stock During 2004, 989 shares of Series A and B convertible preferred stock were converted into 8,444,078 shares of common stock.

      During 2004, 93,333 shares of Series D convertible preferred stock were converted into 2,799,990 shares of common stock.

      During 2004, 85,848 shares of common stock were issued for payment of dividends for Series A convertible preferred stock and redeemable convertible preferred stock.

      During 2003, 1,639,133 shares of Series A, B and C preferred stock were converted into 17,701,101 shares of common stock.

      During 2003, 5 shares of Series B preferred stock were issued as payment of a preferred stock dividend of $14.

      During 2003, 1,173,063 shares of common stock were issued for interest on long-term debt.

See accompanying notes to consolidated financial statements

1. Description of Business and Basis
   of Presentation

          Avitar, Inc. ("Avitar" or the "Company"), through its wholly-owned subsidiaries, Avitar Technologies, Inc. ("ATI"), and BJR Security, Inc. ("BJR"), designs, develops, manufactures and markets diagnostic test and medical products and provides contraband detection services. Avitar sells its products and services to employers, diagnostic test distributors, large medical supply companies, governmental agencies, schools and corporations. The Company operates in one reportable segment since revenues of its contraband detection business represent an immaterial portion of its total revenues. In December 2003, Avitar consummated the sale of the business and net assets, excluding cash, of its wholly-owned subsidiary, United States Drug Testing Laboratories, Inc. ("USDTL"). The Company received $500,000 in cash upon the closing of the sale and is entitled to receive an additional $500,000 as the buyer of USDTL achieves certain revenue targets. Due to the contingent nature of the additional $500,000, the payments will be recorded as revenues when they are received. The USDTL business has been treated as a discontinued operation (see Note 3).

          The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations and has a working capital deficit of $388,972 and a stockholders' deficit of $667,387 as of September 30, 2004. The Company raised net proceeds aggregating approximately $2,800,000 during the year ended September 30, 2004 from the sale of stock and warrants. In addition, the Company converted $1,250,000 of long-term debt into preferred stock. Subsequent to September 30, 2004, the Company raised gross proceeds of $1,250,000 from the sale of preferred stock (see Note 17). The Company is working with placement agents and investment fund mangers to obtain additional equity financing. Based upon cash flow projections, the Company believes the anticipated cash flow from operations and most importantly, the expected net proceeds from future equity financings will be sufficient to finance the Company's operating needs until the operations achieve profitability. There can be no assurances that forecasted results will be achieved or that additional financing will be obtained. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

          Senior management reviews accounts receivable on a monthly basis to determine if any receivables could potentially be uncollectible. The Company includes specific accounts receivable balances that are determined to be uncollectible in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on available information, the Company believes its allowance for doubtful accounts as of September 30, 2004 of $12,000 is adequate.

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

2.     Summary of
       Significant
       Accounting
       Policies
       (Continued)

       Long-lived Assets

          The Company evaluates its long-lived assets under the provisions of Statement of Financial Accounting Standards No. 144 ("SFAS") No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 establishes accounting standards for the impairment of long-lived assets and certain identifiable intangibles to be held and used and for long-lived assets, and certain identifiable intangibles to be disposed of. The Company adopted SFAS No. 144 in the first quarter of fiscal 2003 and its adoption did not have any material effects on the Company's financial statements.

       Goodwill

          Effective October 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". Prior to the adoption of SFAS No. 142, goodwill resulting from the excess of cost over fair value of net assets acquired was amortized on a straight-line basis over 10 years. SFAS No. 142 requires among other things, that companies no longer amortize goodwill, but test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with guidelines in SFAS 142. SFAS 142 is required to be applied to all goodwill and other intangible assets regardless of when those assets were initially recognized. The Company will recognize an impairment of goodwill if undiscounted estimated future operating cash flows of the acquired business are determined to be less than the carrying amount of the goodwill. If the Company determines that the goodwill has been impaired, the measurement of the impairment will be equal to the excess of the carrying amount of the goodwill over the amount of the fair value of the asset. If an impairment of goodwill were to occur, the Company would reflect the impairment through a reduction in the carrying value of goodwill (see Note 6).



       Patents

          Patent costs are being amortized over their estimated useful lives of 5 - 7 years by the straight-line method.

       Research and
       Development

          Research and development costs are expensed as incurred.

       Income (Loss)Per
       Share of  Common Stock

          The Company follows SFAS No. 128 "Earnings per Share." Under SFAS 128, basic earnings per share excludes the effect of any dilutive options, warrants or convertible securities and is computed by dividing the net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing the net income (loss) available to common shareholders by the sum of the weighted average number of common shares and common share equivalents computed using the average market price for the period under the treasury stock method (when dilutive).

2.     Summary of
       Significant
       Accounting
       Policies
       (Continued)

       Stock Options

          The Company accounts for its stock-based compensation plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure+. No stock-based employee compensation cost was reflected in net loss for the years ended 2004 and 2003, as all options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

          The following table illustrates, in accordance with the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.


                                                                    Year Ended September 30,
                                                                       2004                2003
                                                                   -------------      ------------
                Loss available to common shareholders              $( 4,829,339)      $(8,136,561)
                Add: stock based employee compensation
                  expense included in reported net loss,
                  net of tax                                                  -                 -
                Deduct: total stock based employee
                  compensation expense determined
                  under the fair value based method for
                  all awards, net of tax                               (106,400)         (911,218)
                                                                   --------------    -------------
                Pro forma net loss                                 $( 4,935,739)     $( 9,047,779)
                                                                   ==============    =============
                Loss per share:
                  Basic and diluted - as reported                   $      (.05)     $       (.12)
                  Basic and diluted - pro forma                            (.05)             (.13)


          In determining the pro forma amounts above, the Company estimated the fair value of each option granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants:

                                                                       2004                2003
                                                                   --------------    -------------
                        Risk free interest rate                       2.5 %               2.5%
                        Expected dividend yield                         -                   -
                        Expected lives                                5-9 years           5-9 years
                        Expected volatility                            80%                 80%

          The weighted average fair value of options granted in fiscal 2004 and 2003 was $0.13 and $0.17, respectively.


       Income Taxes

          Income taxes are accounted for using the liability method as set forth in SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred income taxes are provided on the differences in basis of assets and liabilities between financial reporting and tax returns using enacted rates. Valuation allowances have been recorded (see Note
          14).

       Fair Value of Financial
        Instruments

          The carrying amounts of cash, accounts receivable and accounts payable approximate fair value because of the short-term nature of these items. The current fair values of the short -term debt approximate fair value because of the respective interest rates.

       Advertising

          The Company expenses advertising costs as incurred. Advertising expense was approximately $0 and $29,000 in fiscal 2004 and 2003, respectively.

2.     Summary of
       Significant
       Accounting
       Policies
       (Continued)

       New Accounting
       Pronouncements

          In December 2004, the Financial Accounting Standards Board ("FASB") issued a proposed Statement, "Share-Based Payment", that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees", and generally requires that such transactions be accounted for using a fair value-based method. As discussed in Note 2, the Company currently accounts for share-based compensation transactions using APB Opinion No. 25. The adoption of this statement is effective for fiscal periods beginning after December 15, 2005 and will have an impact on the Company's consolidated financial position and results of operations, the level of which the Company is currently assessing.

3.      Discontinued Operations

          On December 16, 2003, the Company consummated a sale of USDTL's business and net assets, excluding cash. The Company received $500,000 in cash upon the closing of the sale and is entitled to receive an additional $500,000 as the buyer of USDTL achieves specified revenue targets. Under the terms of the sale, the buyer must pay the Company 10% of certain annual revenues in excess of $1,500,000 beginning with the calendar year ending December 31, 2004, less any amounts due from the Company for the purchase of services from the buyer. Due to the contingent nature of the additional $500,000, the payments will be recorded as revenues when they are received. The accompanying financial statements have been restated to reflect USDTL as a discontinued operation. Following is a summary of the results of operations of USDTL:

          Years ended September 30,                    2004           2003
          ---------------------------------------------------------------------

          Sales                                    $ 289,501       $1,647,006
          Operating expenses                         284,223        1,633,459
          Other expense                              (18,066)        (891,764)
          ---------------------------------------------------------------------

          Loss from discontinued operations        $(12,788)       $ (878,217)
          ---------------------------------------------------------------------

          Other expense in 2004 includes a loss from the disposal of USDTL of $17,235 and in 2003 includes the write-down to fair value of goodwill of $895,000 prior to the sale.

4.     Inventories

          Inventories consist of the following:

          September 30,                                      2004
          ---------------------------------------------------------

          Raw materials                               $   225,449
          Work-in-process                                  32,725
          Finished goods                                   90,679
          ---------------------------------------------------------

                                                      $   348,853
          ---------------------------------------------------------

5.     Property and Equipment

          Property and equipment consists of the following:

          September 30,                                       2004
          ----------------------------------------------------------

          Equipment                                  $   1,290,039
          Furniture and  fixtures                          247,338
          Leasehold improvements                            52,375
          Construction in progress                          50,900
          ----------------------------------------------------------

                                                         1,640,652

          Less: accumulated depreciation
            and amortization                             1,347,079
          ----------------------------------------------------------
                                                     $     293,573
          ==========================================================

          At September 30, 2004, the cost of equipment under capital leases was $45,102 and the related accumulated amortization was $35,372.

6.      Goodwill

          As of October 1, 2002, the Company's goodwill of $2,139,555 was composed of $1,901,435 associated with the acquisition of USDTL in 1999 and $238,120 associated with the acquisition of BJR in 2001. As a result of the transitional impairment tests for the adoption of SFAS No. 142, the USDTL acquisition was determined to be impaired by an independent valuation which relied on present value of future cash flows contained in an offer to purchase USDTL and market price comparisons of sales multiples for companies engaged in a similar business to USDTL. The difference in value of $650,000 was reported as the cumulative effect of change in accounting principle for the year ended September 30, 2003. No adjustment to the $238,120 balance of goodwill associated with the BJR acquisition was deemed necessary as of October 1, 2002, September 30, 2003 or September 30, 2004.

          During Fiscal 2003, the Company pursued the sale of its USDTL subsidiary and this sale was consummated on December 16, 2003. Based on the sale price, considering only the cash paid at the closing of $500,000, an additional impairment of goodwill was recorded for $895,000, which is included in the results of discontinued operations as of September 30, 2003.

          The effect on reported net loss due to the cumulative effect of change in accounting principle and discontinuance of goodwill amortization is as follows:

            Year ended September 30,                   2004             2003
            -------------------------------------------------------------------

          Loss available to common
             shareholders used in basic
             and diluted EPS (Note 13)             $(4,829,339)     $(8,136,561)
          Cumulative effect of change
             in accounting principle                         -          650,000
                                                   ------------     ------------

          Adjusted net loss before
             cumulative effect of change
             in accounting principle               $(4,829,339)     $(7,486,561)
                                                   =============    ============

          Basic and diluted loss per
             share as reported                     $      (.05)     $      (.12)
          Cumulative effect of
             change in accounting
             principle                                       -              .01
                                                   -----------      ------------


          Basic and diluted loss
             per share before
             cumulative effect of
             change in accounting
             principle                             $      (.05)     $      (.11)
                                                   ============     ============


7.     Other Assets

          Other assets consist of the following:

          September 30,                                                2004
          ----------------------------------------------------------------------

          Patents                                                  $   149,966
          Deposits                                                       1,500

          Deferred rental costs                                         93,575
          Related party receivables (long-term portion)                  9,100
          ----------------------------------------------------------------------

                                                                       254,141

          Less accumulated amortization                                106,201
          ----------------------------------------------------------------------

          Other assets, net                                        $   147,940
          ======================================================================

          Included in the above are patent costs of $149,966 with related accumulation amortization costs of $106,201. The patents have a weighted average amortization period of 7 years. Amortization expense related to the patents was $13,000 and $13,000 for fiscal 2004 and 2003, respectively.

          Estimated amortization expense related to the patents for the next five years is as follows:

               September 30,
               2005                        $14,000
               2006                         14,000
               2007                          8,000
               2008                          3,000
               2009                          2,000

8.     Short-Term Debt

          Short-term debt consists of the following:

          September 30,                                                            2004
          --------------------------------------------------------------------------------
          Note payable to  individual,  interest at 24%,  payable in monthly
             principal   installments  of  $13,106  plus  accrued   interest
             through June 2005.                                                 $117,955

          Note payable to insurance  company,  interest at 6.7%,  payable in monthly  installments of  approximately  $4,811 through October
             2004.                                                                 4,811

          Notes payable to insurance  company,  interest at 6.0%, payable in monthly  installments of approximately  $1,277 through November
             2004.                                                                 2,017

          Notes payable to insurance  company,  interest at 8.5%, payable in monthly  installments of approximately  $8,155 through February
             2005.                                                                40,774

          Funds advanced from various related parties, interest at 10%.           32,063
          -------------------------------------------------------------------------------
                                                                                $197,620
          ===============================================================================

9.     Long-Term Debt

          In August 2002, the Company executed a note payable with Global Capital Funding Group, L.P. in the principal amount of $1,250,000 which was payable at maturity in August 2005. Interest on this note was 14% and was payable quarterly in cash or the Company's common stock at the option of the Company. The Company issued warrants to purchase 675,000 shares of common stock at $.31 per share for five years in connection with this note. The warrants were valued at $45,973 and were recorded as a discount to the note. The discount was $28,957 as of September 30, 2003. Fees of approximately $114,000 incurred in connection with securing this loan were recorded as a deferred financing charge. The collateral pledged by the Company to secure the note include all assets of the Company. In May 2004, the Company converted this note of $1,250,000 into 1,316 shares of Series A Convertible Redeemable Preferred Stock (see Note 10). Accordingly, the outstanding balance of the note was $0 as of September 30, 2004 and the collateral pledged by the Company was released. Interest cost, including amortization of debt discount and deferred financing costs, during 2004 and 2003 amounted to $214,320 and $232,935, respectively. In 2004, $66,000 of interest and financing charges for the loss on the extinguishment of debt were recorded. Additionally, the unamortized balance of the discount and deferred financing costs were reduced to $0 as of September 30, 2004.


          In Fiscal 2003, the Company executed convertible notes payable with private individuals in the principal amount of $955,000 which were payable at maturity in February 2008. These notes were senior subordinated obligations of the Company bearing interest at the rate of 15% per annum. Interest on the outstanding principal amount at the rate of 10% was payable quarterly in cash with the balance of 5% to accrue until maturity. Each note holder received six shares of the Company's common stock for each dollar of principal in the note for a total of 5,730,000 shares. These notes and any accrued and unpaid interest due thereon, were convertible into common stock of the Company at a conversion price of $.09 per share, subject to adjustments. In conjunction with the issuance of these notes, the Company paid a placement agent $87,000 in cash, issued 573,000 shares of the Company's common stock and warrants to purchase 461,353 shares of the Company's common stock at an exercise price of $.09 per share, subject to adjustments, which have been recorded as deferred financing costs totaling approximately $312,000. The fair value of the shares issued to the note holders resulted in a beneficial conversion feature of the convertible notes and was accounted for in accordance with Emerging Issues Task Force ("EITF") No. 00-27 as a discount of
          $955,000 on the notes. Since all the notes were converted into 10,611,111 shares of common stock during 2003, the entire discount of $955,000 and deferred financing costs of $312,000 were recorded as interest expense for 2003. In 2004, the number of warrants issued to the placement agent were adjusted to reflect 10% of the shares received by the note holders upon their conversion and the placement agent received 679,111 shares of common stock upon the cashless exercise of its warrants. Note holders received 497,473 shares of common stock during Fiscal 2004 as payment of their accrued interest totaling $44,773.

10.    Redeemable Convertible
       Preferred Stock

          In May 2004, the Company converted a long-term note of $1,250,000 with a maturity date of August 2005 into 1,316 shares of Series A
          Redeemable Convertible Preferred Stock. The Series A Redeemable Convertible Preferred Stock, with a face value of $1,316,000, is convertible into common stock at the lesser of $.12 per share or 85% of the average of the three lowest closing bid prices, as reported by Bloomberg, for the ten trading days immediately prior to the notice of conversion subject to adjustments and floor prices. The holder was entitled to redeem these shares under certain provisions of the agreement covering the purchase of the preferred stock. The conversion feature of these preferred shares resulted in a deemed dividend of $329,000 being recorded and included in the earnings per share calculation for 2004. In addition, $66,000 of interest and financing charges for the loss on extinguishment of long-term debt were recorded during 2004. During 2004, 358 shares of the preferred stock, with a face value of $358,000, were converted into 5,163,986 shares of the Company's common stock. As of September 30, 2004, there were 958 shares of redeemable convertible preferred stock outstanding with a face value of approximately $958,000. Subsequent to September 30, 2004, all the remaining shares of the redeemable convertible preferred stock were converted into common stock (see Note 17).

          In August 2003, the Company issued 700 shares of 8% convertible preferred stock and received gross proceeds of $700,000. The Company paid fees of $119,000 which have been recorded as deferred financing costs. These preferred shares entitle the holder to convert, at any time, the amount invested into shares of common stock at a conversion price of $.15 per share subject to anti-dilution provisions and receive annual cash dividends of 8% payable semi-annually. At the end of five years from the date of issuance, the holder is entitled to redeem the shares plus accrued dividends. Warrants to purchase 4,666,666 shares of common stock at an exercise price of $.01 cents per share that were issued in connection with the preferred stock and the conversion feature resulted in a deemed dividend of $665,000 which was recorded and included in the loss per share calculation for the year ended September 30, 2003. All 700 shares of the preferred stock were converted into 4,666,667 shares of the Company's common stock during 2004.

11.    Commitments

       Leases

          ATI and BJR lease office space under non-cancelable operating leases which expire at various dates through 2005. Certain additional costs are incurred in connection with the leases and the leases may be renewed for additional periods. ATI leases certain equipment under capital leases.

          Rental expense under all operating leases charged to operations for the years ended September 30, 2004 and 2003 totaled approximately $494,000 and $493,000, respectively.

11.    Commitments
       (Continued)

       Leases
       (Continued)

          Future minimum rentals are as follows:

          ---------------------------------------------------------------------

          Year ending September 30,                             Operating
          ---------------------------------------------------------------------

          2005                                                   $288,690
          2006                                                     10,000
          ---------------------------------------------------------------------

          Total minimum lease payments                           $298,690
          =====================================================================

       Employment Agreements

          The Company entered into employment agreements with its two principal executives, which payments thereunder were subsequently assigned to a related party. The agreements provide for annual compensation aggregating $380,000 per year, plus cost-of-living increases and bonuses based upon pre-tax income, as defined or other net income objectives established by the Board of Directors. In the event of a change in control of the Company, the two executives may be entitled to receive up to two times their annual salary plus the most recent annual bonus. The agreements renew automatically on an annual basis and may be terminated upon 60 days written notice by either party. Expenses under these agreements totaled approximately $380,000 and $326,000 in 2004 and 2003, respectively. The expense for Fiscal 2003 reflects the temporary salary reduction that was in effect during Fiscal 2003.

11.    Commitments
       (Continued)

       Retirement Plan

          In February 1998, the Company adopted a defined contribution retirement plan which qualifies under Section 401(k) of the Internal Revenue Code, covering substantially all employees. Participant contributions are made as defined in the Plan agreement. Employer contributions are made at the discretion of the Company. No Company contributions were made in 2004 or 2003.

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



13.    Stockholders'
       Equity(Deficit)
       Preferred  Stock

          Preferred stock shares outstanding consist of the following:

          September 30,                                           2004
          --------------------------------------------------------------
          Series A                                                1,500
          Series B                                                5,689
          Series C                                               36,941
          6% Convertible                                          2,000
          --------------------------------------------------------------
          Total                                                  46,130
          ==============================================================

13.    Stockholders'
       Equity(Deficit)
       (Continued)

       Preferred Stock
       (Continued)

          The 5,689 shares of Series B convertible preferred stock issued and outstanding entitle the holder of each share to: convert it, at any time, at the option of the holder, into ten shares of common stock subject to antidilution provisions and receive dividends amounting to an annual 8% cash dividend or 10% stock dividend payable in shares of Series B preferred stock computed on the amount invested, at the discretion of the Company. After one year from the date of issuance, the Company may redeem, in whole or in part, the outstanding shares at the offering price in the event that the average closing price of ten shares of the Company's common stock shall equal or exceed 300% of the offering price for any 20 consecutive trading days prior to the notice of redemption; and liquidating distributions of an amount per share equal to the offering price. During 2004, 239 of these shares were converted into 2,390 shares of common stock. In 2003, 1,422,342 of these shares were converted into 14,523,420 shares of common stock. Undeclared and unpaid dividends amounted to $4,647 and $2,864 at September 30, 2004 and 2003, respectively. No dividends were paid in 2004 or 2003.

13.    Stockholders'
       Equity(Deficit)
       (Continued)

       Preferred Stock
       (Continued)

          The 36,941 shares of Series C convertible preferred stock issued and outstanding entitle the holder of each share, on each anniversary date of the investment, to convert into the number of shares of common stock derived by dividing the purchase price paid for each share of the preferred stock by the average price of the Company's common stock for the five trading days prior to conversion subject to anti-dilution provisions and receive royalties of 5% of revenues related to disease diagnostic testing from the preceding fiscal year. There were no royalties earned for the years ended September 30, 2004 or 2003. After one year from the date of issuance the Company may redeem in whole or in part, into the number of shares of the Company's common stock derived by dividing the redemption price, as defined, by the average closing price of the Company's common stock for the five trading days prior to the redemption date, and liquidating distributions of an amount per share equal to the amount of unpaid royalties due to the holder in the event of liquidation. During 2004, none of these shares was converted into shares of common stock. In 2003, 133,333 of these shares were converted into 3,017,307 shares of common stock.

          All of the 93,333 shares of Series D convertible preferred stock issued and outstanding as of September 30, 2003 were converted into 2,799,990 shares of common stock during 2004. Based on the applicable anti-dilution provisions, the Series D convertible preferred stock conversion price was adjusted so that the holder received 30 shares of common stock instead of 10 shares of common stock for each share Series D convertible preferred stock converted.

          The 2,000 shares of 6% convertible preferred stock issued and outstanding entitle the holder to convert, at any time, $1,000,000 invested in 2004 and $1,000,000 invested in 2003 into shares of common stock at a conversion price of $.216 and $.15 per share, respectively, subject to anti-dilution provisions and receive annual cash dividends of 6%, payable semi-annually. Warrants to purchase 4,629,630 and 6,666,667 shares of common stock at exercise prices of $.135 and $.05 per share, respectively, that were issued in connection with the preferred stock and conversion feature resulted in a deemed dividend totaling $2,000,000, of which $1,000,000 was recorded and included in the loss per share calculation for each of the years ended September 30, 2004 and September 30, 2003. At September 30, 2004, all the warrants issued in connection with the 6% convertible preferred stock were exercised on a cashless basis into 6,790,124 shares of common stock. Undeclared and unpaid dividends totaled $94,354 and $164 at September 30, 2004 and 2003, respectively. No dividends were paid in 2004 or 2003.

          The 1,500 shares of Series A Convertible Preferred Stock, issued and outstanding as of September 30, 2004, with a face value of $1,500,000, entitle the holder to receive annual dividends of 4% payable quarterly and convert, at any time, $1,250,000 and $250,000 into shares of common stock at the lesser of $.12 and $.09 per share, respectively, or 85% of the average of the three lowest closing bid prices, as reported by Bloomberg, for the ten trading days immediately prior to the notice of conversion subject to adjustments and floor prices. During 2004, a total of 2,250 shares of the Series A Convertible Preferred Stock , with a face value of $2,250,000 were sold. Warrants to purchase 100,000 and 125,000 shares of common stock at exercise prices of $.126 and $.095 cents per share, respectively, that were issued in connection with the preferred stock and conversion feature for sales of the preferred stock in 2004 (2,250 shares) resulted in a deemed dividend totaling $386,000 which was recorded and included in the loss per share calculation for the year ended September 30, 2004. As of September 30, 2004, 750 shares of the Series A Convertible Preferred Stock, with a face value of $750,000, were converted into 8,441,688 shares of common stock, Undeclared and unpaid dividends amounted to $17,499 September 30, 2004. Dividends paid in 2004 amounted to $4,201.

13.    Stockholders'
       Equity(Deficit)
       (Continued)

       Common Stock Purchase
       Warrants

          The Company has outstanding warrants entitling the holders to purchase common stock at the applicable exercise price. In fiscal 2004, warrants were exercised for 11,903,844 shares and warrants covering 13,126,164 shares were cancelled or expired. During fiscal 2003, warrants were exercised for 1,413,143 shares and warrants covering 850,334 shares were cancelled or expired. In fiscal 2004 and 2003, warrants covering 5,207,388 and 19,110,310 shares were issued, respectively, primarily in connection with convertible notes, common stock and preferred stock issuances, discounts on notes payable and deferred rental costs related to the restructure of a facility lease in fiscal 2003. The fair value of warrants for the right to purchase 4,854,630 shares of common stock related to the preferred stock and redeemable preferred stock issuances in fiscal 2004 resulted in a deemed dividend of approximately $1,715,000 for the warrants and conversion feature. This amount was recorded and included in the earnings per share calculation. The fair value of warrants for the right to purchase 11,333,000 shares of common stock related to the preferred stock and redeemable preferred stock issuances in fiscal 2003 resulted in a deemed dividend of approximately $1,665,000 for the warrants and conversion feature. This amount was recorded and included in the earnings per share calculation. The fair value of the warrants covering 2,274,353 shares issued in 2003 for discount on notes payable, deferred financing cost related to convertible notes and deferred rental costs amounted to approximately $310,000. The following is a summary of shares issuable upon the exercise of warrants (all of which are exercisable) at September 30, 2004.

                                                                   Exercise             Shares              Expiration
                                                                   Price               Issuable                Date
----------------------------------------------------------------------------------------------------------------------------
       Warrants issued in connection with services in 1999      $.26 - $.75                274,400              2004

       Warrants issued in connection with services in 2001      $.71 - $2.26                67,000              2006

       Warrants issued in connection with common
         stock issuances in 2002                                $.68 - $1.38             2,175,750              2004-2005

       Warrants issued in connection with long-term
          note payable in 2002                                  $.31                       675,000              2007

       Warrants issued in connection with discounts on
          notes payable in 2003                                 $.01 - $.25                213,000              2006

       Warrants issued in connection with common stock
          sales in 2003                                         $.20 - $.30              4,326,946              2005-2007

        Warrants issued to placement agent in connection
          with sales of preferred stock in 2003                 $.20                       100,000              2006

        Warrants issued in connection with deferred rent
          costs associated with restructure of facility
          lease in 2003                                         $.20                     1,500,000              2013

         Warrants issued in connection with preferred stock
          sales in 2004                                         $.095- $.126               225,000              2009

          Warrants issued to placement agent in connection
          with sales of preferred stock in 2003                 $.10 - $.13                135,000              2009
                                                                                        -----------
       Total Number of Shares Issuable                                                   9,692,096
                                                                                        ===========

13.    Stockholders'
       Equity(Deficit)
       (Continued)

       Stock Options

          The Company has stock option plans providing for the granting of incentive stock options for up to 750,000 shares of common stock to certain employees to purchase common stock at not less than 100% of the fair market value on the date of grant. Each option granted under the plan may be exercised only during the continuance of the optionee's employment with the Company or during certain additional periods following the death or termination of the optionee. Options granted before fiscal 1999 under the Plan vest after the completion of two years of continuous service to the Company or at a rate of 50% per year. Beginning fiscal 1999, options granted vest at a rate of 20% per year.

          During fiscal 1995, the Company adopted a directors' plan, (the "Directors' Plan"). Under the Directors' Plan, each nonmanagement director is to be granted options covering 5,000 shares of common stock initially upon election to the Board, and each year in which he/she is elected to serve as a director. In fiscal 2001, the Company adopted a compensation plan for outside directors that provides for each non-management director to receive options covering 100,000 shares of common stock upon initial election to the Board and to receive annual grants of 30,000 shares of common stock at the fair market value on the date of grant which vest over three years. During fiscal 2004 and 2003, no options were issued to outside directors.

13.    Stockholders'
       Equity(Deficit)
       (Continued)

       Stock Options
       (Continued)

          During fiscal 2004 and 2003, options to purchase 2,061,900 and 635,000 common shares, respectively, were granted primarily to employees of the Company with exercise prices equal to the stock's fair value on the grant date. Of the options granted in fiscal 2004, 1,755,000 were granted outside of the Company's established plans to management with all of these options beginning to vest on the anniversary date of the grant at a rate of 20% per year or in full at the retirement of optionee who has attained 65 years of age. During fiscal 2004, options to purchase 1,702,348 shares held by employees of the Company were forfeited or expired and no options held by employees were exercised.

          A summary of option transactions is as follows:

                                                                            Weighted
                                                                            Average
                                                              Shares         Price         Price
                                                            ----------     ---------     -----------
           Outstanding at September 30, 2002                10,865,898       $1.12       $.17-$3.19

           Forfeited/expired                                (3,358,400)       1.73        .22 - 3.11
           Granted                                             635,000         .23        .19 -  .26
           -----------------------------------------------------------------------------------------

           Outstanding at September 30, 2003                 8,142,498         .72        .17 - 3.19

           Forfeited/expired                                (1,702,348)       1.10        .20 - 3.11
           Granted                                           2,061,900         .15        .07 -  .30
           ------------------------------------------------------------------------------------------

           Outstanding at September 30, 2004                 8,502,050       $ .44       $.07 - $3.19
           ==========================================================================================

13.    Stockholders'
       Equity(Deficit)
       (Continued)

       Stock Options
       (Continued)

          The  following  tables  summarize   information  about  stock  options
          outstanding and exercisable at September 30, 2004:

                                                   Options Outstanding
                                                          Weighted-
                                      Number               Average          Weighted-
               Range of           of Shares at            Remaining          Average
               Exercise            September 30,         Contractual        Exercise
                Prices                 2004             Life (years)          Price
          ------------------------------------------------------------------------------
           $    0-   $  0.20          1,765,900               9.4              $  0.12
             0.21-      0.30          1,695,000               4.9                 0.27
             0.33-      0.59          3,280,900               4.3                 0.35
             0.66-      0.94            806,000               6.9                 0.75
             1.09-      1.36            865,750               6.4                 1.20
             1.71-      1.71             10,000               5.1                 1.71
             3.11-      3.19             78,500               5.3                 3.13

          ------------------------------------------------------------------------------
           $ 0.07-   $  3.19          8,502,050              6.04              $   .44
          ==============================================================================


                                                   Options Exercisable
                                                          Weighted-
                                      Number               Average          Weighted-
                Range of          of Shares at            Remaining          Average
                Exercise           September 30,         Contractual        Exercise
                 Prices                2004             Life (years)          Price
          ------------------------------------------------------------------------------
           $    0-   $  0.20            154,100               5.6              $  0.15
             0.21-      0.30          1,017,200               2.3                 0.25
             0.33-      0.59          1,747,150               4.3                 0.35
             0.66-      0.94            568,600               6.9                 0.77
             1.09-      1.36            474,300               6.3                 1.22
             1.71-      1.71              8,000               5.1                 1.71
             3.11-      3.19             65,800               5.4                 3.13

          ------------------------------------------------------------------------------
           $ 0.07-   $  3.19          4,035,150              5.11              $   .54
          ==============================================================================

13.    Stockholders'
       Equity(Deficit)
       (Continued)

       Loss Per Share

          The following data shows the amounts used in computing loss per share:

          September 30,                                               2004                2003
          --------------------------------------------------------------------------------------
          Loss from continuing operations before
            discontinued operations and cumulative
            effect of a change in accounting
            principle                                        $  (2,955,972)      $  (4,933,884)

          Less:
             Preferred stock dividends                            (145,579)             (9,460)
             Deemed dividends in connection with Series
               A preferred stock sales                            (715,000)           (665,000)
             Deemed dividends in connection with 6%
               preferred stock sales                            (1,000,000)         (1,000,000)
          --------------------------------------------------------------------------------------

          Loss available to common stockholders
            from continuing operations before
            discontinued operations and cumulative
            effect of a change in accounting principle          (4,816,551)         (6,608,344)

          Add:
             Loss from discontinued operations                     (12,788)           (878,217)
             Cumulative effect of a change in
               accounting principle                                      -            (650,000)
          --------------------------------------------------------------------------------------

          Net loss available to common shareholders          $  (4,829,339)      $  (8,136,561)
          --------------------------------------------------------------------------------------


          Weighted average number of common
            shares outstanding                                 106,658,715          68,452,155
          --------------------------------------------------------------------------------------


          The following is the basic and diluted loss per share calculation:

          September 30,                                   2004            2003
          ----------------------------------------------------------------------

          Loss per share applicable to common
            shareholders before discontinued
            operations and cumulative effect           $  (0.05)      $   (0.10)
          Impact of discontinued operations                   -           (0.01)
          Impact of cumulative effect                         -           (0.01)
          ----------------------------------------------------------------------

          Basic and diluted net loss per share
            applicable to common shareholders          $  (0.05)      $   (0.12)
          ======================================================================

13.    Stockholders'
       Equity(Deficit)
       (Continued)

       Loss Per Share
      (Continued)

          The following table summarizes securities that were outstanding as of September 30, 2004 and 2003, but not included in the calculation of diluted net loss per share because such shares are antidilutive:

         September 30,                                2004           2003
         ---------------------------------------------------------------------

         Stock options                             8,502,050        8,142,498
         Convertible preferred stock              30,247,521        8,889,277
         Stock warrants                            9,692,096       29,514,716
         Redeemable convertible preferred stock   10,644,977        4,666,666

14.    Income Taxes

          No provision for Federal income taxes has been made for the years ended September 30, 2004 or 2003, due to the Company's operating losses. At September 30, 2004, the Company has unused net operating loss carryforwards of approximately $46,500,000 including approximately $11,000,000 acquired from ATI which expire at various dates through 2024. Most of this amount is subject to annual limitations due to various "changes in ownership" that have occurred over the past few years. Accordingly, most of the net operating loss carryforwards will not be available to use in the future.

          As of September 30, 2004 , the deferred tax assets related to the net operating loss carryforwards have been fully offset by valuation allowances, since the utilization of such amounts is uncertain.

15.    Major Customers
       and Suppliers

          Customers in excess of 10% of total sales are:

          Years ended September 30,              2004              2003
          -----------------------------------------------------------------

          Customer A                          $1,022,816        $880,322
          Customer C                                  *          576,330

                          * Not in excess of 10%.

          At September 30, 2004, accounts receivable from major customers totaled approximately $153,000.

          The Company's current suppliers of certain key material components are the only vendors that meet the Company's specifications for such components. The loss of these suppliers could have a material adverse effect on the Company.

16.    Interest Expense
       and Financing Costs

          Interest expense and financing costs for 2004 and 2003 are:

                                                            2004            2003
                                                         -----------  ----------
          Interest on short-term and long-term debt       $ 163,214   $  409,909
          Discount and deferred financing costs on
            long term debt (Notes 9 & 10)                   101,084    1,306,000
          Discount on short-term notes payable                    -       31,594
          Extinguishment of long-term debt (Note 10)         66,000            -
                                                            -------    ---------

          Total Interest and Financing Costs              $ 330,298   $1,747,503
                                                          ==========  ==========

17.    Subsequent Events

          Subsequent to year-end, the remaining 958 shares of the Series A redeemable convertible preferred stock with a face value of $958,000 were converted into 13,460,348 shares of common stock. In addition, 250 shares of Series A preferred stock with a face value of $250,000 were converted into 2,577,285 shares of common stock. On December 10, 2004, the Company sold 1,285 shares of Series A Convertible Preferred Stock and Warrants to purchase 600,000 shares of common stock for which it received net proceeds of approximately $1,135,000. These shares of Series A Convertible Preferred Stock, with face value of $1,285,000, are convertible into common stock at the lesser of $.12 per share or 85% of the average of the three lowest closing bid prices, as reported by Bloomberg, for the ten trading days immediately prior to the notice of conversion subject to adjustments and floor prices. The Warrants are exercisable at $.126 per share.

18. Change in Accounting
     Estimate

          The amount for accrued expenses as of September 30, 2004 reflects a reduction to accrued royalty expense of approximately $242,000 due to management's revision of estimates of amounts due to a former supplier under a development agreement. The reduction of the accrual resulted in reducing selling, general and administration expenses in the consolidated statement of operations during the second quarter of fiscal 2004 by $242,000.

                                                  Exhibit Index

      Exhibit No.           Document

3.1  Complete Copy of Certificate of Incorporation.

(F)  3.2 Complete Copy of Bylaws

(G) 4.1 Certificate of Designations, Rights and Preferences of Series A Redeemable Convertible Preferred Stock

(C) 4.2 Certificate of Designations, Rights and Preferences of Series B Redeemable Convertible Preferred Stock

(D) 4.3 Certificate of Designations, Rights and Preferences of Series C Redeemable Convertible Preferred Stock

(A) 10.1 Employment Agreement between MHB and Peter P. Phildius, dated as of July 23, 1993.

(B) 10.2 Amended and Restated Employment Agreement between MHB and Peter P. Phildius, dated as of August 15, 1994.

(D) 10.3 Form of Subscription Agreement between the Company and parties purchasing preferred and common stock during Fiscal 2000, Fiscal 2001, Fiscal 2002 and Fiscal 2003

(G) 10.4 Form of Subscription and Securities Purchase Agreement between the Company and parties purchasing preferred stock and warrants during Fiscal 2004

14.1 Code of Ethics

21.1 Subsidiaries of the Company

23.1 Consent of BDO Seidman, LLP

31.1 Rule 13a-14(a)/15d-14(a) Certification

31.2 Rule 13a-14(a)/15d-14(a) Certification

32.1 Section 1350 Certification

32.2 Section 1350 Certification



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

(E)  Omitted.

(F) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Annual Report for the fiscal year ended September 30, 2002 (Commission File No. 1-51695) as amended, and incorporated herein by reference.

(G) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Current Report for the event occurred on May 25, 2004 (Commission File No. 1-15695), and incorporated herein by reference.