Form 10QSB
period 2004-12-31
AVITAR INC /DE/
filed 2005-02-14
CIK 814008

U.S. Securities and Exchange Commission
                           Washington, D.C.  20549
                                 Form 10-QSB

(Mark One)

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2004.

[  ]  Transition report pursuant to Section 13 or 15(d) of the Exchange act
for the transition period from          to


Commission File Number:          1-15695

                                  Avitar, Inc.
 (Exact name of small business issuer as specified in its charter)

        Delaware                                       06-1174053
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


  65 Dan Road, Canton, Massachusetts                   02021
(Address of principal executive offices)           (Zip Code)

                                 (781) 821-2440
                          (Issuer's telephone number)

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
 [x]Yes       [ ]No

                     Applicable Only to Corporate Issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                          Common Stock:  150,991,344
                            As of February 11, 2005

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

   Item 2   Unregistered Sales of Equity Securities and
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

                          PART I FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

                          Avitar, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                               December 31, 2004
                                   (Unaudited)

-------------------------------------------------------------------------------------
                                          ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                           $   626,351
     Accounts receivable                                                     488,914
     Inventories                                                             501,131
     Prepaid expenses and other                                              144,960
                                                                           ----------
          Total current assets                                             1,761,356

PROPERTY AND EQUIPMENT, net                                                  278,541
GOODWILL, net                                                                238,120
OTHER ASSETS                                                                 113,494
                                                                           ----------
          Total                                                          $ 2,391,511
                                                                           ==========

                          LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
     Notes payable                                                       $   134,348
     Accounts payable                                                        620,542
     Accrued expenses                                                        814,808
     Deferred revenue                                                        192,500
                                                                           ----------
           Total current liabilities                                       1,762,198
                                                                           ----------

REDEEMABLE CONVERTIBLE PREFERRED STOCK                                     1,285,000
                                                                           ----------

COMMITMENTS

STOCKHOLDERS' DEFICIT
     Series A, B, C and 6% convertible preferred stock, $.01 par value;
         authorized 5,000,000 shares; 45,880 shares issued and
         outstanding                                                             459
     Common Stock, $.01 par value; authorized 300,000,000 shares;
          139,155,798 shares issued and outstanding                        1,391,558
     Additional paid-in capital                                           50,354,244
     Accumulated deficit                                                 (52,401,948)
                                                                          -----------
          Total stockholders' deficit                                       (655,687)
                                                                          -----------
          Total                                                          $ 2,391,511
                                                                          ===========

               See accompanying notes to consolidated financial statements.

                          Avitar, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                THREE MONTHS ENDED DECEMBER 31,
                                                                            --------------------------------------
                                                                                2004                        2003
                                                                            ----------                   ---------
SALES                                                                       $ 1,036,040                 $  820,200
                                                                             -----------                  ---------

OPERATING EXPENSES
     Cost of sales                                                              716,009                    533,907
     Selling, general and administrative                                        932,662                    746,736
     Research and development                                                   196,443                    108,155
                                                                             -----------                 ----------
          Total operating expenses                                            1,845,114                  1,388,798
                                                                             -----------                 ----------

LOSS FROM OPERATIONS                                                           (809,074)                  (568,598)
                                                                             -----------                 ----------

OTHER INCOME (EXPENSE)
     Interest expense and financing costs                                       (13,186)                   (69,268)
     Other income, net                                                              437                      8,245
                                                                             -----------                 ----------
          Total other expense, net                                              (12,749)                   (61,023)
                                                                             -----------                 ----------


LOSS FROM CONTINUING OPERATIONS                                                (821,823)                  (629,621)
                                                                             -----------                 ----------

DISCONTINUED OPERATIONS:
   Income (loss) from operations of USDTL                                             -                      4,447
   Loss from the disposal of USDTL                                                    -                    (17,235)
                                                                             -----------                 ----------
   Loss from discontinued operations                                                  -                    (12,788)
                                                                             -----------                 ----------

NET LOSS                                                                    $  (821,823)                $ (642,409)
                                                                             ===========                 ==========

BASIC AND DILUTED LOSS PER SHARE FROM CONTINUING
    OPERATIONS BEFORE DISCONTINUED OPERATIONS (Note 8)                      $     (0.01)                $    (0.01)
                                                                             ===========                 ==========

BASIC AND DILUTED NET LOSS PER SHARE (Note 8):                              $     (0.01)                $    (0.01)
                                                                             ===========                 ==========

WEIGHTED AVERAGE
     NUMBER OF COMMON SHARES OUTSTANDING                                    130,174,135                 96,093,701
                                                                            ============                ===========


See accompanying notes to consolidated financial statements.

                          Avitar, Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Deficit
                      Three Months Ended December 31, 2004
                                   (Unaudited)

                                         Preferred Stock          Common Stock
                                       ..................      ..................
                                                                                           Additional       Accumulated
                                        Shares      Amount     Shares         Amount      paid-in capital     deficit
----------------------------------------------     ------     -----------    ---------     -----------       ---------------
Balance at September 30, 2004           46,130      $ 462     123,118,165   $1,231,182     $49,657,819      ($51,556,850)

Conversion of Series A convertible
    preferred stock into common stock    (250)         (3)      2,520,251       25,202         (25,199)                -

Conversion of Series A redeemable
    convertible preferred stock into
    common stock                            -           -      13,205,882      132,059         825,989                 -

Payment of preferred stock dividend for
    Series A preferred stock                -           -         311,500        3,115          20,160           (23,275)

Financing costs associated with issuance
    Series A redeemable convertible
    preferred stock                                                                           (124,525)

Net loss                                    -          -                -            -               -          (821,823)
----------------------------------------------     ------     -----------   ----------     ------------      ------------

Balance at December 31, 2004           45,880       $459      139,155,798   $1,391,558     $50,354,244      ($52,401,948)
----------------------------------------------     ------     -----------   ----------     ------------      ------------


               See accompanying notes to consolidated financial statements.

                          Avitar, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                  THREE MONTHS ENDED DECEMBER 31,
                                                                                                  ------------------------------
                                                                                                     2004              2003
                                                                                                  ---------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                                    ($821,823)        ($642,409)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Loss from disposal of discontinued operation                                                    -            17,235
         Depreciation and amortization                                                              39,669            29,481
         Amortization of debt discount and deferred financing                                            -            14,484
         Amortization of deferred rent expense                                                      31,192            10,397
         Common stock for interest on long-term debt                                                     -            43,750

         Changes in operating assets and liabilities:
            Accounts receivable                                                                    146,823           127,090
            Inventories                                                                           (152,278)         (167,079)
            Prepaid expenses and other current assets                                               29,520           (38,037)
            Other assets                                                                              (201)           26,205
            Accounts payable and accrued expenses                                                 (231,448)         (452,024)
            Deferred revenue                                                                             -            (1,200)
                                                                                                 ----------        ----------
                 Net cash used in operating activities                                            (958,546)       (1,032,107)
                                                                                                 ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchases of property and equipment                                                            (20,482)             (835)
    Proceeds from sale of USDTL                                                                          -           500,000
                                                                                                 ----------          --------

                    Net cash provided by (used in) investing activities                            (20,482)          499,165
                                                                                                 ----------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Repayment of notes payable and long-term debt                                                 (63,272)         (130,607)
     Sales of common stock, preferred stock and warrants                                         1,159,775                 -
     Payment of cash dividend on 8% redeemable convertible preferred stock                               -           (16,110)
                                                                                                 ----------         ---------

               Net cash provided by (used in) financing activities                               1,096,503          (146,717)
                                                                                                 ----------         ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                               117,475          (679,659)

CASH AND CASH EQUIVALENTS, beginning of the period                                                 508,876         1,130,919
                                                                                                 ----------        ----------

CASH AND CASH EQUIVALENTS, end of the period                                                      $626,351          $451,260
                                                                                                 ==========        ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during period:
          Income taxes                                                                            $      -          $      -
          Interest                                                                                $  8,291          $  7,899

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
    FINANCING ACTIVITIES:

           During the three months ended December 31, 2004, 958 shares of Series
              A redeemable convertible preferred stock were converted 13,205,882 shares of common stock.

           During the three months ended December 31, 2004, 250 shares of Series
              A convertible preferred stock were converted into 2,520,251 shares of common stock.

           During the three months ended December 31, 2004, 311,500 shares of common were issued as payment of dividends for Series A convertible and redeemable convertible preferred stock.

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

1.   BASIS OF PRESENTATION

          Avitar,  Inc.  (the  "Company" or "Avitar")  through its  wholly-owned subsidiary Avitar Technologies, Inc. ("ATI") develops, manufactures, markets and sells diagnostic test products and proprietary hydrophilic polyurethane foam disposables fabricated for medical, diagnostics, dental and consumer use. During the first quarter of FY2005, the Company continued the development and marketing of innovative point of care oral fluid drugs of abuse tests, which use the Company's foam as the means for collecting the oral fluid sample. Through its wholly owned subsidiary, BJR Security, Inc. (`BJR"), the Company provides specialized contraband detection and education services.

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

          The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-QSB and Regulation S-B (including Item 310(b) thereof). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2004 are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 2005. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended September 30, 2004.The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations and has a stockholders' deficit as of December 31, 2004 of $655,687. The Company raised net proceeds aggregating approximately $2,800,000 during the fiscal year ended September 30, 2004 from the sale of stock and warrants. In addition, the Company converted $1,250,000 of long-term debt into preferred stock. During the quarter ended December 31, 2004, the Company raised net proceeds of approximately $1,160,000 from the sale of preferred stock and warrants. The Company is working with placement agents and investment fund mangers to obtain additional equity financing. As of February 1, 2005, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP. ("Cornell Capital") Pursuant to the Standby Equity Distribution Agreement, the Company may, at its discretion, periodically sell to Cornell Capital shares of common stock for a total purchase price of up to $10.0 million. For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital will pay the Company 99% of the lowest volume weighted average price of the Company's common stock as quoted by Bloomberg, LP on the American Stock Exchange or other principal market on which the Company's common stock is traded for the 5 days immediately following the notice date. The price paid by Cornell Capital for the Company's stock shall be determined as of the date of each individual request for an advance under the Standby Equity Distribution Agreement. Cornell Capital will also retain 4% of each advance under the Standby Equity Distribution Agreement. Cornell Capital's obligation to purchase shares of the Company's common stock under the Standby Equity Distribution Agreement is subject to certain conditions, including the Company obtaining an effective registration statement for shares of common stock sold under the Standby Equity Distribution Agreement and is limited to $250,000 per weekly advance and $1,000,000 per 30 days. Based upon cash flow projections, the Company believes the anticipated cash flow from operations and most importantly, the expected net proceeds from future equity financings will be sufficient to finance the Company's operating needs until the operations achieve profitability. There can be no assurances that forecasted results will be achieved or that additional financing will be obtained. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.   INVENTORIES

          At December 31, 2004, inventories consist of the following:

                           Raw Materials                     $395,309
                           Work-in-Process                     44,914
                           Finished Goods                      60,908
                                                              -------
                                    Total                    $501,131
                                                              =======

3.   DISCONTINUED OPERATIONS

          On December 16, 2003, the Company consummated a sale of USDTL's business and net assets, excluding cash. The Company received $500,000 in cash upon the closing of the sale and is entitled to receive an additional $500,000 as the buyer of USDTL achieves specified revenue targets. Under the terms of the sale, the buyer must pay the Company 10% of certain annual revenues in excess of $1,500,000, less any amounts due from the Company for the purchase of services from the buyer. The Company recorded the $500,000 received in the first quarter of FY2004. Due to the contingent nature of the additional $500,000, the payments will be recorded as they are received. The accompanying financial statements reflect USDTL as a discontinued operation. The following is a summary of the results of operations for the three months ended December 31, 2004 and 2003:

             Three months ended December 31,          2004           2003
             ----------------------------------------------------------------

             Sales                               $     -        $ 289,501
             Operating expenses                        -          284,223
             Other income (expense)                    -          (18,066)
             ----------------------------------------------------------------
             Loss from discontinued operations   $     -        $ (12,788)
             ----------------------------------------------------------------

          Other income (expense) for the three months ended December 31, 2003 includes the loss from the disposal of USDTL of $17,235.

4.   MAJOR CUSTOMERS

         Customers in excess of 10% of total sales are:

                                            Three Months Ended December 31,
                                               2004                  2003
                                         ----------------      ---------------
                  Customer A              $   253,786           $   133,135
                  Customer B                  222,200                     *



     *Customer was not in excess of 10% of total sales.

          At December 31, 2004, accounts receivable from major customers totaled approximately $275,000.

5.   REDEEMABLE CONVERTIBLE PREFERRED STOCK

          In December 2004, the Company sold 1,285 shares of Series A Redeemable Convertible Preferred Stock and Warrants to purchase 600,000 shares of common stock for which it received net proceeds of approximately $1,160,000. The Series A Convertible Preferred Stock, with a face value of $1,285,000, is convertible into common stock at the lesser of $.12 per share or 85% of the average of the three lowest closing bid prices, as reported by Bloomberg, for the ten trading days immediately prior to the notice of conversion subject to adjustments and floor prices. The Warrants are exercisable at $.126 per share. The warrants issued in connection with sale of 1,285 shares of preferred stock and the conversion feature resulted in a deemed dividend of $360,000 being recorded and included in the earnings per share calculation for the three months ended December 31, 2004. Upon the occurence of specified events, the holder is entitled to redeem these shares under certain provisions of the agreement covering the purchase of the preferred stock. Accordingly, this security was not classified as equity.

6.   COMMON AND PREFERRED STOCK

          During the quarter ended December 31, 2004, the Company issued 15,726,133 shares of common stock to holders who converted 250 shares of Series A convertible preferred stock and 958 shares of Series A redeemable convertible preferred stock. As payment of $23,275 of dividends on these converted shares, the Company issued 311,500 shares of the Company's common stock. Dividends for all preferred stock amounted to $50,264 for the three months ended December 31, 2004 and the total amount of unpaid and undeclared dividends was $150,251.

7.   GOODWILL

          As of September 30, 2004, the Company's goodwill was composed of $238,120 associated with the acquisition of BJR in 2001. In accordance with SFAS No. 142, the Company evaluated the goodwill related to the BJR acquisition and determined that no adjustment to the goodwill balance of $238,120 was deemed necessary since September 30, 2004.

8.   LOSS PER SHARE

          The following data show the amounts used in computing earnings per share:


         Three Months Ended December 31,                        2004             2003
         ---------------------------------------------------------------------------------
         Loss from continuing operations                     $  (821,823)       $(629,621)
         Less:
             Deemed dividends in connection with
                  Series A preferred stock sales                (360,000)               -
                Preferred stock dividends                       ( 50,264)         (24,327)
                                                              -----------        ---------

          Loss available to common stockholders
                 from continuing operations                   (1,232,087)        (653,948)

             Add:
              Loss from discontinued operations                       (-)         (12,788)
                                                              -----------        ---------

          Net loss applicable to common
              stockholders used in basic and
                diluted EPS                                  $(1,232,087)       $(666,736)
                                                              ===========        =========

          Weighted average number of
                 common shares outstanding                   130,174,135       96,093,701
                                                             ============      ===========

           Loss per share applicable to common
                 stockholders before discontinued
                 operations                                  $     (0.01)       $   (0.01)

           Impact of discontinued operations                           -                -
                                                              -----------        ----------

              Basic and diluted loss per share
                  applicable to common stockholders          $     (0.01)       $   (0.01)
                                                              ===========        =========

9.  STOCK OPTIONS

          The Company accounts for its stock-based compensation plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock- Based
     Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. No stock-based employee compensation cost was reflected in net loss for the quarters ended December 31, 2004 or 2003, as all options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

          The following table illustrates, in accordance with the provisions of SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


For the Three Months Ended December 31,             2004                   2003
-------------------------------------------------------------------------------
Loss available to common shareholders         $( 1,232,087)        $ (666,736)
Add: stock based employee compensation
  expense included in reported net loss,
  net of tax                                             -                  -
Deduct: total stock based employee
  compensation expense determined
  under the fair value based method for
  all awards, net of tax                         (  32,395)           (58,803)
                                                -----------         ----------
Pro forma net loss                             $(1,264,482)        $ (725,539)
                                                ===========         ==========
Pro forma loss per share:
  Basic and diluted - as reported             $       (.01)        $     (.01)
  Basic and diluted - pro forma                       (.01)              (.01)



     In determining the pro forma amounts above, the Company estimated the fair value of each option granted using the Black-Scholes option pricing model with the following weighted-average assumptions:

        December 31                          2004                   2003
        -----------                   ----------------       -------------------
        Risk free interest rate              3.8%                   2.5%
        Expected dividend yield              -                         -
        Expected lives                     5-9 years                5-9 years
        Expected volatility                 80%                     80%

     Options granted during the quarter ended December 31, 2004 amounted to 1,663,700 while no options were granted for the three months ended December 31, 2003. The weighted average fair value of options granted during the three months ended December 31, 2004 was $0.07.

10.  SUBSEQUENT EVENTS

          Since December 31, 2004, holders of Series A convertible preferred stock converted 750 shares of preferred stock and accrued dividends for such shares into 8,491,666 shares of common stock. As part of an agreement covering a commitment by an investor to purchase up to $10 million of the Company's common stock over twenty-four months, a commitment fee totaling 1,075,732 shares of common stock was paid to the investor and the placement agent that will be used by the investor for this financing transaction.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
---------------------------------------------------------------------------

     The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing elsewhere in this report.

RESULTS OF OPERATIONS

Revenues

     Sales for the three months ended December 31, 2004 increased $215,840 or approximately 26 %, to $1,036,040 from $820,200 for the corresponding period of the prior year. The improvement for the three months ended December 31, 2004 primarily reflects increases of $122,000 in the volume of sales for its OralScreen(R) products and $121,000 for its Foam Products; offset in part by a decrease of $27,000 in revenue from contraband detection services.

Operating Expenses

     Cost of sales for the three months ended December 31, 2004 were approximately 69% of sales compared to the cost of sales of approximately 65% of sales for the three months ended December 31, 2003. The change for the first quarter of Fiscal 2005 resulted from a shift in the product mix to the lower margin foam products (44% in Fiscal 2005 versus 40% in Fiscal 2004).

     Selling, general and administrative expenses for the three months ended December 31, 2004 increased $185,926, or approximately 25%, to $932,662 from $746,736 for the corresponding period of the prior year. The change for the three-month period ended December 31, 2004 primarily reflects the cost of approximately $166,000 for the addition of sales and marketing resources. In order to achieve revenue growth, the Company will continue to incur increased expenses to hire additional direct sales staff and expand marketing programs during the remainder of FY2005 and beyond.

     Research and development expenses for the three months ended December 31, 2004 amounted to $196,443 compared to $108,155 for the three months ended December 31, 2003. The increase of $88,288, or approximately 82%, was primarily attributable to additional personnel expense of approximately $48,000 and contracted development expense of approximately $23,000 associated with the Oral Screen product enhancements that included the Drugometer(TM), a single step drug test device introduced in November 2004. The Company must continue developing and enhancing its ORALscreen products and therefore, will most likely incur increased expenses for research and development during the remainder of FY2005 and beyond.

     Other Income and Expense

     Interest expense and financing costs were $13,186 for the three months ended December 31, 2004 compared to $69,268 incurred during the three months ended December 31, 2003. The decrease resulted primarily from interest expense and amortization of deferred financing costs of approximately $53,000 associated with the long-term debt of $1,250,000 that was converted into preferred stock in May 2004.


     For the three months ended December 31, 2004, other income amounted to $437 compared to other income of $8,245 for the three months ended December 31, 2003. The quarter ended December 31, 2003 included approximately $7,000 received from the Company's life and disability insurance carrier as a result of its conversion from a mutual insurance company to a stock insurance company.

     Discontinued Operations

     On December 16, 2003, the Company consummated the sale of the business and net assets, excluding cash, of its USDTL subsidiary. For the three months ended December 31, 2004, no activity was recorded for USDTL compared to a loss of $12,788 for the corresponding period of the prior year. The loss for the quarter ended December 31, 2003 resulted from a loss on the disposal of USDTL of $17,235 which was offset in part by income from operations of $4,447 (see Note 3 of the consolidated financial statements).

         Net Loss

     Primarily as a result of the factors described above, the Company had a net loss of $821,823 for the three months ended December 31, 2004, as compared to net loss of $642,409 for the three months ended December 31, 2003. The loss per share was $.01 per basic and diluted share for the three months ended December 31, 2004. The loss per share was $.01 per basic and diluted share for the three months ended December 31, 2003.

FINANCIAL CONDITION AND LIQUIDITY

     At December 31, 2004, the Company had a stockholders'deficit of $655,687 and cash and cash equivalents of $626,351. Our cash flows from financing activities provided the primary source of funding during the quarter ended December 31, 2004 and the Company will continue to rely on this type of funding until profitability is reached. The following is a summary of cash flows for the three month period ended December 31, 2004:

                                                      December 31,
         Sources (use) of cash flows                        2004
         ---------------------------                  ------------------
         Operating activities                         $   (958,546)
         Investing activities                              (20,482)
         Financing activities                            1,096,503
                                                      -------------
         Net increase in cash and equivalents         $    117,475
                                                      =============

     Operating Activities. The net loss of $821,823 (comprised of expenses totaling $1,857,863 less revenues of $1,036,040) was the major use of cash by operations. Working capital requirements necessitated the use of $231,448 to pay aging accounts payable and reduce accrued expenses and $152,278 to increase inventory levels to meet anticipated demand for our products during the next quarter. A decrease in accounts receivable due to the lower billings for ORALscreen products during the last month of the quarter lessened working capital needs by $146,823. In addition, reductions netting $29,319 in various other assets further reduced the operating cash needs.

     Investing and Financing Activities. Cash used in investing consisted of cash paid of $20,482 for additions to property, plant and equipment. To finance the business, preferred stock and warrants (as described below) were sold and approximated $1,160,000; of which $63,272 was used to repay various short-term notes payable.

     During FY 2005, the Company's cash requirements are expected to include primarily the funding of operating losses, the payment of outstanding accounts payable, the repayment of certain notes payable, the funding of operating capital to grow the Company's drugs of abuse testing products and services, and the continued funding for the development of its ORALscreen product line. During December 2004, the Company sold 1,285 shares of Series A Convertible Preferred Stock and Warrants to purchase 600,000 shares of common stock for which it received net proceeds of approximately $1,160,000. These shares of Series A Convertible Preferred Stock, with face value of $1,285,000, are convertible into common stock at the lesser of $.12 per share or 85% of the average of the three lowest closing bid prices, as reported by Bloomberg, for the ten trading days immediately prior to the notice of conversion subject to adjustments and floor prices. The Warrants are exercisable at $.126 per share. The warrants issued in connection with the sale of 1,285 shares of preferred stock and the conversion feature resulted in a deemed dividend of $360,000 being recorded and included in the earnings per share calculation for the three months ended December 31, 2004. The holder is entitled to redeem these shares under certain provisions of the agreement covering the purchase of the preferred stock.

     The cash available at December 31, 2004 and anticipated customer receipts are expected to be sufficient to fund the operations of the Company through March 2005. Beyond that time, the Company will require significant additional financing from outside sources to fund its operations. The Company plans to continue working with placement agents and/or investment fund managers in order to raise additional capital during the remainder of fiscal year 2005 from the sales of equity and/or debt securities. As part of this process, the Company, as of February 1, 2005, entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP ("Cornell Capital"). Pursuant to the Standby Equity Distribution Agreement, the Company may, at its discretion, periodically sell to Cornell Capital shares of common stock for a total purchase price of up to $10.0 million. For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital will pay the Company 99% of the lowest volume weighted average price of the Company's common stock as quoted by Bloomberg, LP on the American Stock Exchange or other principal market on which the Company's common stock is traded for the 5 days immediately following the notice date. The price paid by Cornell Capital for the Company's stock shall be determined as of the date of each individual request for an advance under the Standby Equity Distribution Agreement. Cornell Capital will also retain 4% of each advance under the Standby Equity Distribution Agreement. Cornell Capital's obligation to purchase shares of the Company's common stock under the Standby Equity Distribution Agreement is subject to certain conditions, including the Company obtaining an effective registration statement for shares of common stock sold under the Standby Equity Distribution Agreement and is limited to $250,000 per weekly advance and $1,000,000 per 30 days. The Company plans to use the proceeds from these financings to provide working capital and capital equipment funding to operate the Company, to expand the Company's business, to further develop and enhance the ORALscreen drug screening systems and to pursue the development of in-vitro oral fluid diagnostic testing products. However, there can be no assurance that these financings will be achieved.

     The Company has accumulated losses that have reduced shareholders' equity to a deficit. As a result, as previously reported, the Company received a letter dated January 30, 2004 from The American Stock Exchange ("AMEX" or the
"Exchange") noting that the Company's 2003 Annual Report on Form 10-KSB indicates that the Company is not in compliance with all the continued listing standards of AMEX. In its letter, the Exchange indicated that, in order to maintain its AMEX listing, the Company must submit a plan by March 3, 2004 advising the Exchange of the action that it takes or will take that will bring it into compliance with the continued listing standards within 18 months. The Company submitted its plan. On March 17, 2004, the Exchange notified the Company that it had accepted Avitar's plan, which will enable the Company to maintain its listing on the American Stock Exchange. More specifically, the Exchange granted the Company an extension through July 2005 subject to periodic reviews by the Exchange to assure that Avitar is making progress consistent with the plan. The Company has provided AMEX with quarterly updates on its performance against the plan. Failure to meet the overall objectives of the plan or to make adequate progress towards meeting these objectives could result in the Company losing its listing on AMEX.

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

     As a result of the Company's recurring losses from operations and working capital deficit, the report of its independent registered public accounting firm relating to the financial statements for Fiscal 2004 contains an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern. Such report states that the ultimate outcome of this matter could not be determined as the date of such report (December 8, 2004 except for Note 17 which is as of December 17, 2004). The Company's plans to address the situation are presented above. However, there are no assurances that these endeavors will be successful or sufficient.


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

ITEM 3.           CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures

     Our management, including our chief executive officer and chief financial officer, have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2004, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based upon that evaluation, our chief executive officer and chief financial officer have concluded that as of such date, our disclosure controls and procedures in place are adequate and effective to ensure material information and other information requiring disclosure is identified and communicated on a timely basis.

     (b) Changes in Internal Control Over Financial Reporting

     During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

                            PART II OTHER INFORMATION

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     During the quarter ended December 31, 2004 the Company issued to holders of both the Series A preferred stock and the Series A redeemable preferred stock 15,726,133 shares of the Company's common stock upon the conversion of 1,208 shares of their preferred stock. Also during the quarter ended December 31, 2004, the Company issued 311,500 shares of the Company's common stock as payment for dividends on both the Series A preferred stock and Series A redeemable preferred stock. The exemption for registration of these securities is based upon Section 4(2) of the Securities Act because the issuances were made to accredited investors in private placements.


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


       Exhibit No.                      Document
       31.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

       31.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

       32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

       32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:


     Form 8-K, Items 1.01, 3.02 and 9.01, dated December 10, 2004 regarding a private placement to Global Capital Funding Group, LP for the sale of convertible preferred stock and warrants.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        AVITAR, INC.
                                        (Registrant)




Dated:  February 14, 2005               /S/ Peter P. Phildius
                                        -----------------------------------
                                        Peter P. Phildius
                                        Chairman and Chief
                                        Executive Officer
                                        (Principal Executive Officer)




Dated:  February 14, 2005               /S/ J.C. Leatherman, Jr.
                                        ---------------------------
                                        J.C. Leatherman, Jr.
                                        Chief Financial Officer
                                        (Principal Accounting and
                                        Financial Officer)

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