Form 10KSB/A
period 2004-09-30
AVITAR INC /DE/
filed 2005-03-04
CIK 814008

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-KSB/A

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

Transitional Small Business Disclosure Format (check one): Yes   ;    No     X


                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

Introduction

     Avitar, Inc. (the "Company" or "Avitar"), through its wholly-owned subsidiary Avitar Technologies, Inc. ("ATI"), develops, manufactures, markets and sells diagnostic test products and proprietary hydrophilic polyurethane foam disposables fabricated for medical, diagnostics, dental and consumer use. During the fiscal year ended September 30, 2004 (" Fiscal 2004"), the Company continued the development and marketing of innovative point of care oral fluid drugs of abuse tests, which use the Company's foam as the means for collecting the oral fluid sample. Through its wholly-owned subsidiary, BJR Security, Inc. (`BJR"), the Company provides specialized contraband detection and education services.

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

     Drugs of Abuse Point of Collection Tests . The Company's ORALscreen (R) and ORALscreen DRUGOMETER(TM) are oral fluid-based, rapid on-site assay systems for detecting drugs of abuse (heroin, cocaine, marijuana and methamphetamines). In addition, Avitar offers ORALconfirm(TM), an oral fluid laboratory test to confirm the results of ORALscreen tests, ORALscreen OSR(TM), an instrument that automates the reading, recording, reporting and transmitting of results for the ORALscreen tests and ORALadvantage(TM), which is a complete package geared to small businesses that includes ORALscreen tests, a sample substance abuse testing policy and on-site drug testing program implementation tools. The National Institute of Drug Abuse has reported that 10% of workers in the United States abuse drugs, resulting in an annual cost in excess of $110 billion to employers. Currently, approximately $1.5 billion annually is spent in the United States for drugs of abuse tests, the majority of which are for pre-employment testing. Significant advantages exist for saliva to replace urine in many of the drug tests and at the same time, to expand the market where current infrastructure cost limitations prohibit the use of these much needed drug tests. Use of the ORALscreen products will provide employers with the ability to implement a random testing program that has been proven to be a more effective tool for deterring the use of drugs by employees in the workplace. The primary customers for these products are employers, schools, and military services.

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

Manufacturing and Supply

     The Company's only manufacturing facility is located in Canton, Massachusetts and as of September 30, 2004, comprises approximately 37,000 square feet, of which 10,000 square feet are currently being used for administrative and office space and 27,000 square feet are being used for product manufacturing and warehousing.

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

     In addition, there can be no assurance that the FDA or the U.S. Federal Government will not enact further changes in the current rules and regulations with respect to products, which Avitar already markets or may plan to market in the future. If Avitar is unable to demonstrate compliance with such new or modified requirements, sales of affected products may be significantly limited or prohibited until and unless such requirements are met .

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

ITEM 3.           LEGAL PROCEEDINGS

                  Not applicable

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the shareholders was held on September 28, 2004. All members of the Board of Directors were elected by more than 65% of the total shares outstanding and more than 97% of the shares voted. In addition, the reappointment of BDO Seidman, LLP as auditors was approved and the tabulation of votes for all matters were as follows:

                                                         For               Withheld       Against    Abstain
                                                         ------------      -------------  ----------   ----------
Election of Directors                                     89,874,072       4,669,245         N/A        N/A
Ratification and Approval of the
  Issuance of the Maximum Number
  of Shares of Common Stock Issued
  or Issuable in connection with the
  May 2004 Private Placement                              24,557,307           N/A        3,568,811   248,892
Ratification and Approval of the
  Issuance of the Maximum Number
  of Shares of Common Stock Issued
  or Issuable in connection with the
  August 2004 Private Placement                           24,610,807           N/A        3,527,741   236,462


Approval of the Issuance of the
  Maximum Number of Shares of
  Common Stock Issued or Issuable
  in connection with the New Private
  Placement                                               24,611,677           N/A        3,558,391   204,942
Approval of Amendment to Certificate
  of Incorporation to effect an increase
  of Authorized Shares of Common
  from 200,000,000 to 300,000,000                         90,627,140           N/A        3,847,976    68,201
Reappointment of Auditors                                 93,682,643           N/A          736,748   123,926


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

Results of Operations

Revenues


     Sales for the fiscal year ended September 30, 2004 ("Fiscal 2004") decreased $549,478, or approximately 12%, to $4,048,547 from $4,598,025 for the fiscal year ended September 30, 2003 ("Fiscal 2003"). The results for Fiscal 2004 primarily reflect the decrease in the volume of sales of its OralScreen(R) of $351,000 and foam products of $188,000. The reduction for the ORALscreen products resulted from the low level of employee hiring in the United States and the impact of the decrease in sales staff that occurred as part of the expense reductions described below under operating expenses. The change in revenue from foam products was primarily due to a reduction in orders of a special wound dressing product made specifically for one customer.


Operating Expenses


     Costs of sales were approximately 67% of sales in Fiscal 2004 compared to approximately 75% of sales for Fiscal 2003. The change for Fiscal 2004 reflects the impact of the operating cost reduction program that management put in place in the second half of Fiscal 2003 to deal with the severe capital constraints faced by the Company at that time. During Fiscal 2004, the effect of this program resulted in labor expense decreases of approximately $139,000 and facility rent reductions of approximately $42,000. The improvement in cost of sales also reflects the elimination of $187,000 in charges that took place in Fiscal 2003 related to expired inventory and replacements of products in the Company's inventory that were found to be defective. Under an August 2002 agreement with a supplier, the Company was required to purchase specified amounts of the main components of its ORALscreen products (shelf life of nine months) during the early part of Fiscal 2003. When the sales of the ORALscreen products did not grow as anticipated by the Company during the remaining months of Fiscal 2003, inventory expirations occurred that resulted in write-offs of approximately $125,000.


     Sales, general and administrative expenses for Fiscal 2004 decreased $202,275, or approximately 7%, to $3,400,770 from $3,603,045 for Fiscal 2003.
The decrease for Fiscal 2004 primarily reflects the impact of labor expense reductions of approximately $364,000, facility rent reductions of $30,000 and other expense reductions of $212,000 resulting from the operating cost reduction program described above and reductions in accrued royalty expenses of approximately $242,000 due to management's revision of estimates of amounts due to a former supplier under a product development agreement; offset in part by increases in legal, exchange fees, accounting expenses, warranty and special shareholder meeting expenses totaling approximately $335,000 and increases in sales and marketing expenses of approximately $310,000. With respect to the revision in accrued royalty expenses, the Company, during the term of a product development agreement with the supplier, had accrued the royalties due under this agreement with expectation that the supplier would fulfill the terms of the agreement. However, in 2002, the Company notified the supplier that the supplier had failed to meet the terms of the product development agreement and therefore, under the terms of this agreement, no royalties would be payable. Since being notified, the supplier had done nothing to cure this default. In view of this lapse in time and that other product undertakings by the supplier would prevent the supplier from ever curing any of its defaults under the agreement, there was no longer any need to maintain the royalty reserve for this supplier. The increase in legal expenses, exchange fees, accounting expenses and special shareholder meeting expenses were a direct result of the security registrations, additional listing of shares, and shareholder approvals necessitated by the several capital financings that took place during Fiscal 2004. Under the warranty provisions of the ORALscreen products sold to customers, the Company will, during the shelf life of the product, replace any product that does not perform in accordance with the product specifications listed in the product insert provided such product has been stored properly and used in accordance with standard operating instructions. In Fiscal 2004, warranty expense increased by approximately $77,000 primarily as a result of unit cost adjustments that needed to be made on replacement shipments. During the last four months of Fiscal 2004, the Company began an expansion of its sales and marketing efforts to take advantage of the revenue opportunity that exists for the ORALscreen products. Consequently, the increases in sales and marketing expenses were primarily related to the hiring of additional staff needed to undertake this expansion and begin to replace sales and marketing resources that were eliminated as part of the cost reduction program described above. Due to the timing of adding the sales and marketing resources, revenues for Fiscal 2004 remained at the lower level and did not begin to grow until the fourth quarter of Fiscal 2004. In order to achieve revenue growth, the Company will continue to incur increased expenses to hire additional direct sales staff and expand marketing programs beyond Fiscal 2004.

     Research and development expenses for Fiscal 2004 amounted to $564,831 compared to $764,982 for Fiscal 2003. The decrease of $200,151, or approximately 26%, was primarily attributable to the lower staffing levels that were put in place as part of the expense cost reduction program described above. The Company must continue developing and enhancing its ORALscreen products and therefore, will most likely incur increased expenses for research and development beyond Fiscal 2004.





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

Financial Condition and Liquidity


     At September 30, 2004, the Company had a working capital deficit of $388,972 and cash and cash equivalents of $508,876. Our cash flows from financing activities provided the primary source of funding during the year ended September 30, 2004 and the Company will continue to rely on this type of funding until profitability is reached. The following is a summary of cash flows for the year ended September 30, 2004:

                                                           September 30,
         Sources (use) of cash flows                             2004
         Operating activities                              $(3,595,361)
         Investing activities                                    340,534
         Financing activities                                 2,632,784
         Net decrease in cash and equivalents              $(   622,043)

     Operating Activities. The net loss of $2,968,760 (comprised of expenses totaling $7,017,307 less revenues of $4,048,547) was the major use of cash by operations. When the net loss is adjusted for non-cash expenses such as depreciation and amortization, amortization of debt discounts, deferred financing costs and deferred rent, expenses and interest paid with common stock and the loss related to the extinguishment of debt, the cash needed to finance the net loss was $2,429,209. Working capital requirements necessitated the use of $884,309 to pay aging accounts payable and reduce accrued expenses, $118,176 to finance an increase in accounts receivables resulting from higher customer billings realized in September 2004, $98,925 to increase inventory levels to meet the higher demand for our products experienced during the last quarter of Fiscal 2004, $46,199 to cover prepayment of higher insurance premiums and $20,250 of prepaid revenue that became actual revenue during the year. In addition, a minor decrease in other assets reduced operating cash needs by $1,707.

     Investing and Financing Activities. Cash generated by investing activities consisted of proceeds of $500,000 from the sale of the USDTL subsidiary; of which $159,466 was used for additions to property, plant and equipment that included a major tool used in the production of the ORALscreen products. To fulfill the major financing requirements of the business, preferred stock, common stock and warrants (as described below) were sold and generated $2,800,406; of which $151,512 was used to repay various short-term and long term notes payable. In addition, $16,110 was used to pay dividends for the 8% Connvertible Preferred Stock


     As indicated in the Results of Operations above, the Company sold the net assets, excluding cash, and the business of its USDTL subsidiary in December 2003. From this sale, the Company received net proceeds of approximately $500,000. In addition, under the terms of the sale, the Company expects to receive an additional $500,000 in the future, less amounts for the purchase of services by Avitar under a services and consulting agreement, based on obligations of the purchaser of USDTL to pay the Company 10% of certain revenues in excess of $1,500,000 annually beginning with the calendar year ending December 31, 2004. The Company recorded the $500,000 received in the first quarter of FY2004 and will recognize proceeds for the additional $500,000 when they are received.


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


     The Company has accumulated losses that have reduced shareholders' equity to a deficit. As a result, as previously reported, the Company received a letter dated January 30, 2004 from The American Stock Exchange ("AMEX" or the
"Exchange") noting that the Company's 2003 Annual Report on Form 10-KSB indicates that the Company is not in compliance with all the continued listing standards of AMEX. In its letter, the Exchange indicated that, in order to maintain its AMEX listing, the Company must submit a plan by March 3, 2004 advising the Exchange of the action that it takes or will take that will bring it into compliance with the continued listing standards within 18 months. The Company submitted its plan. On March 17, 2004, the Exchange notified the Company that it had accepted Avitar's plan, which will enable the Company to maintain its listing on the American Stock Exchange. More specifically, the Exchange granted the Company an extension through July 2005 subject to periodic reviews by the Exchange to assure that Avitar is making progress consistent with the plan. The Company has provided AMEX with quarterly updates on its performance against the plan. Failure to meet the overall objectives of the plan or make adequate progress towards meeting these objectives could result in the Company losing its listing on AMEX.


     Required payments for debt, capital leases and minimum rentals are as follows:


Fiscal                     Capital     Operating     Short-        Long-
Year                       Leases       Leases      Term Debt     Term Debt       Total
-------------------------------------------------------------------------------------------
2005                      $    -      $288,690      $197,620     $    -          $486,310
2006                           -        10,000             -          -            10,000

-------------------------------------------------------------------------------------------

Total minimum payments    $    -      $298,690   $197,620        $    -          $496,310
-------------------------------------------------------------------------------------------


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


     The Company does not offer its customers or distributors the right to return product once it has been delivered in accordance with the terms of sale. Product returns, which must be authorized by the Company, occur mainly under the warranties associated with the product. The Company maintains sufficient reserves for warranty costs. Price discounts for products are reflected in the amount billed to the customer at the time of delivery. Rebates and payments have not been material and are adequately covered by established allowances.



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

                                            Part III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
           COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The directors and executive officers of the Company and their respective ages and positions with the Company, as of September 30, 2004, along with certain biographical information (based solely on information supplied by them), are as follows:


Name                           Age                    Title
Peter P. Phildius              74   Chairman of the Board and Chief Executive
                                      Officer/Director
Douglas W. Scott (1)           58   President and Chief Operating Officer/
                                      Director
Douglas Lewis(3)               55   President of USDTL
Jay C. Leatherman Jr.          60   Vice President, Chief Financial Officer and
                                      Secretary
James Groth (1)(2)             66   Director
Neil R. Gordon (1)(2)          56   Director
Charles R. McCarthy (1)(2)     66   Director
--------------------------------------------------------------------------------

1.   Member of Audit Committee.

2.   Member of Compensation Committee.

3. Service as Executive Officer was terminated on December 1, 2003 with the sale of the USDTL subsidiary.

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

     As of September 30, 2004, the executive officers held options as follows, none of which is in the money:

                                         Options Granted                 Value of Options
                                   Total Shares  Exercisable    Exercisable  Not Exercisable
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

                                      Equity Compensation Plan Information
                                            As of September 30, 2004
-------------------------------------------------------------------------------------------------------------
                                                              Weighted-average
                                                             exercise price of
                                 Number of securities to    outstanding options,     Number of securities
                                 be issued upon exercise    warrants and rights     remaining available for
                                 of outstanding options,                             future issuance under
                                   warrants and rights                                equity compensation
                                                                                       plans (excluding
                                                                                    securities reflected in
                                                                                          column (a)
           Plan category                     (a)                       (b)                    (c)
     Equity compensation plans
     approved by security
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





ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     During Fiscal 2004 and Fiscal 2003, the Company retained its principal auditor, BDO Seidman, LLP to provide services in the following categories and amounts:

                                                                             2004              2003
         Audit Fees (services in connection with the audit
           of the Company's financial statements, review of
           the Company's quarterly reports on Form 10-QSB
           and statutory or regulatory filings or engagements)          $ 127,020           $ 118,330

         Audit Related Fees (assurance and related services)            $       -           $       -

         Tax Fees (services in connection with the
            Preparation of the Company's tax returns)                   $  12,000           $   12,350

         All Other Fees                                                 $       -           $        -

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

Dated:            March 4, 2005
                                                     AVITAR, INC.
                                                     (Registrant)

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

Name                                       Title                        Date


/s/     Peter P. Phildius        Chairman of the Board and         March 4, 2005
----------------------------      Chief Executive Officer
Peter P. Phildius                (Principal Executive Officer);
                                        and Director

/s/     Douglas W. Scott         President and Chief Operating     March 4, 2005
----------------------------        Officer and Director
Douglas W. Scott


/s/     J.C. Leatherman, Jr.     Chief Financial Officer and       March 4, 2005
----------------------------     Secretary (Principal Financial
J.C. Leatherman, Jr.              and Accounting Officer)

/s/     Neil R .Gordon
----------------------------              Director                 March 4, 2005
Neil R. Gordon


/s/     James Groth                       Director                 March 4, 2005
----------------------------
James Groth



/s/    Charles R. McCarthy                Director                 March 4, 2005
----------------------------
Charles R. McCarthy

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

       Revenue  Recognition

                    The Company recognizes revenue from product sales upon shipment and delivery with delivery being made F.O.B. to the carrier. Revenue from the sales of services are recognized in the period the services are provided. These revenues are recognized provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable and collection is deemed probable. If uncertainties regarding customer acceptance exist, the Company recognizes revenue when those uncertainties are resolved. Amounts collected or billed prior to satisfying the above revenue recognition criteria are recorded as deferred revenue. The Company does not offer its customers or distributors the right to return product once it has been delivered in accordance with the terms of sale. Product returns, which must be authorized by the Company, occur mainly under the warranties associated with the product. The Company maintains sufficient reserves to handle warranty costs. Price discounts for products are reflected in the amount billed to the customer at the time of delivery. Rebates and payments have not been material and are adequately covered by established allowances.

       Cash Equivalents

                    The Company  considers  all highly  liquid  investments  and
                    interest-bearing   certificates  of  deposit  with  original
                    maturities of three months or less to be cash equivalents.

       Inventories


                    Inventories are recorded at the lower of cost (determined on a first-in, first-out basis) or market. The inventories of the ORALscreen products and some components of the foam products are subject to expiration dating. Senior management reviews the inventories on a periodic basis to insure that adequate reserves have been established to cover product obsolescence and unusable inventory. These decisions are based on the levels of inventories on hand in relation to the estimated forecast of product demand, production requirements over the next twelve months and the expiration dates of the raw materials and finished goods. Forecasting of product demand can be a complex process, especially for ORALscreen instant drug tests. Although every effort is made to insure the accuracy of these forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the carrying value of the Company's inventories and reported operating results.


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

2.     Summary of
       Significant
       Accounting
       Policies
       (Continued)

       Long-lived Assets


                    The Company evaluates its long-lived assets under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 establishes accounting standards for the impairment of long-lived assets and certain identifiable intangibles to be held and used and for long-lived assets, and certain identifiable intangibles to be disposed of. The Company adopted SFAS No. 144 in the first quarter of fiscal 2003 and its adoption did not have any material effects on the Company's financial statements.

                    In assessing the recoverability of its long-lived assets, the Company must make assumptions in determining the fair value of the asset by estimating future cash flows and considering other factors, including significant changes in the manner or use of the assets, or negative industry reports or economic conditions. If those estimates or their related assumptions change in the future, the Company may be required to record impairment charges for those assets.



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

                                                                   Year Ended September 30,
                                                                    2004             2003
                     Loss available to common shareholders     $( 4,829,339)     $(8,136,561)
                     Add: stock based employee compensation
                       expense included in reported net loss,
                       net of tax
                     -                      -
                     Deduct: total stock based employee
                       compensation expense determined
                       under the fair value based method for
                       all awards, net of tax                       106,400)        (911,218)
                     Pro forma net loss                        $( 4,935,739)    $( 9,047,779)
                     Loss per share:
                       Basic and diluted - as reported         $       (.05)    $       (.12)
                       Basic and diluted - pro forma                   (.05)            (.13)


                    In determining the pro forma amounts above, the Company estimated the fair value of each option granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants:

                                                           2004           2003
                    Risk free interest rate               2.5 %           2.5%
                    Expected  dividend  yield               -               -
                    Expected lives                      5-9 years      5-9 years
                    Expected  volatility                   80%             80%

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

                    Years ended September 30,           2004          2003

                    Sales                             $ 289,501     $1,647,006
                    Operating expenses                  284,223      1,633,459
                    Other expense                       (18,066)      (891,764)
                    -----------------------------------------------------------
                    Loss from discontinued operations $( 12,788)    $ (878,217)
                    -----------------------------------------------------------

                    Other expense in 2004 includes a loss from the disposal of USDTL of $17,235 and in 2003 includes the write-down to fair value of goodwill of $895,000 prior to the sale.


4.     Inventories

                    Inventories consist of the following:

                    September 30,                                   2004
                    ------------------------------------------------------

                    Raw materials                            $   225,449
                    Work-in-process                               32,725
                    Finished goods                                90,679
                    ------------------------------------------------------
                                                             $   348,853
                    ======================================================



5.     Property and Equipment

                    Property and equipment consists of the following:

                    September 30,                                    2004
                    ------------------------------------------------------------

                    Equipment                                 $   1,290,039
                    Furniture and fixtures                          247,338
                    Leasehold improvements                           52,375
                    Construction in progress                         50,900
                    ------------------------------------------------------------
                                                                  1,640,652

                    Less: accumulated depreciation
                      and amortization                            1,347,079
                    ------------------------------------------------------------
                                                              $     293,573
                    ============================================================

                    At September 30, 2004, the cost of equipment under capital leases was $45,102 and the related accumulated amortization was $35,372.

6.      Goodwill


                    As of October 1, 2002, the Company's goodwill of $2,139,555 was composed of $1,901,435 associated with the acquisition of USDTL in 1999 and $238,120 associated with the acquisition of BJR in 2001. As a result of the transitional impairment tests for the adoption of SFAS No. 142, management, after considering a number of factors including an independent valuation which relied on present value of future cash flows contained in an offer to purchase USDTL and market price comparisons of sales multiples for companies engaged in a similar business to USDTL, determined the acquisition to be impaired. The difference in value of $650,000 was reported as the cumulative effect of change in accounting principle for the year ended September 30, 2003. No adjustment to the $238,120 balance of goodwill associated with the BJR acquisition was deemed necessary as of October 1, 2002, September 30, 2003 or September 30, 2004.


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

                    The effect on reported net loss due to the cumulative effect of change in accounting principle and discontinuance of goodwill amortization is as follows:

                      Year ended September 30,                    2004                2003
                    Loss available to common
                         shareholders used in basic
                         and diluted EPS (Note 13)             $(4,829,339)       $(8,136,561)
                    Cumulative effect of change
                          in accounting principle                        -            650,000

                    Adjusted net loss before
                          cumulative effect of change
                          in accounting principle              $(4,829,339)       $(7,486,561)

                    Basic and diluted loss per
                          share as reported                          $(.05)             $(.12)
                    Cumulative effect of
                          change in accounting
                          principle                                      -                .01

                    Basic and diluted loss
                          per share before
                          cumulative effect of
                          change in accounting
                          principle                                  $(.05)             $(.11)


7.     Other Assets

                    Other assets consist of the following:

                    September 30,                                     2004
                    ------------------------------------------------------------

                    Patents                                           $149,966
                    Deposits                                             1,500
                    Deferred rental costs                               93,575
                    Related party receivables (long-term portion)        9,100
                    ------------------------------------------------------------

                                                                       254,141

                    Less accumulated amortization                      106,201
                    ------------------------------------------------------------

                    Other assets, net                                 $147,940
                    ============================================================

                    Included in the above are patent costs of $149,966 with related accumulation amortization costs of $106,201. The patents have a weighted average amortization period of 7 years. Amortization expense related to the patents was $13,000 and $13,000 for fiscal 2004 and 2003, respectively.

                    Estimated amortization expense related to the patents for the next five years is as follows:

                         September 30,
                         2005                         $14,000
                         2006                          14,000
                         2007                           8,000
                         2008                           3,000
                         2009                           2,000


8.     Short-Term Debt

                    Short-term debt consists of the following:

                    September 30,                                                                   2004
                    --------------------------------------------------------------------------------------
                    Note payable to  individual,  interest at 24%,  payable in monthly
                       principal   installments  of  $13,106  plus  accrued   interest
                       through June 2005.                                                        $117,955

                    Note payable to insurance  company,  interest at 6.7%,  payable in monthly  installments of  approximately  $4,811 through October
                       2004.                                                                        4,811

                    Notes payable to insurance  company,  interest at 6.0%, payable in monthly  installments of approximately  $1,277 through November
                       2004.                                                                        2,017

                    Notes payable to insurance  company,  interest at 8.5%, payable in monthly  installments of approximately  $8,155 through February
                       2005.                                                                       40,774

                    Funds advanced from various related parties, interest at 10%.                  32,063
                    --------------------------------------------------------------------------------------
                                                                                                 $197,620
                    ======================================================================================





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


11.    Commitments
       (Continued)

       Leases        Future minimum rentals are as follows:
       (Continued)   -----------------------------------------------------------

                     Year ending September 30,                       Operating
                     -----------------------------------------------------------

                     2005
                                                                    $288,690
                     2006                                             10,000
                     -----------------------------------------------------------

                     Total minimum lease payments                   $ 298,690


------------------------------------

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



13.    Stockholders'
       Equity(Deficit)
       Preferred Stock

                    Preferred stock shares outstanding consist of the following:

                    September 30,                 2004
                    --------------------------------------
                    Series A                     1,500
                    Series B                     5,689
                    Series C                    36,941
                    6% Convertible               2,000
                    --------------------------------------

                    Total                       46,130
                    --------------------------------------



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

                                                                        Exercise             Shares          Expiration
                                                                          Price             Issuable            Date
----------------------------------------------------------------------------------------------------------------------------
       Warrants issued in connection with services in 1999      $.26 -$.75                 274,400              2004

       Warrants issued in connection with services in 2001      $.71-$2.26                  67,000              2006

       Warrants issued in connection with common
         stock issuances in 2002                                $.68-$1.38               2,175,750         2004-2005

       Warrants issued in connection with long-term note
         payable in 2002                                           $.31                    675,000              2007

       Warrants issued in connection with discounts on
          notes payable in 2003                                 $.01-$.25                  213,000              2006

       Warrants issued in connection with common stock
          sales in 2003                                         $.20-$.30                4,326,946         2005-2007

        Warrants issued to placement agent in connection
          with sales of preferred stock in 2003                   $.20                     100,000              2006

        Warrants issued in connection with deferred rent
          costs associated with restructure of facility lease
          in 2003                                                 $.20                   1,500,000              2013

         Warrants issued in connection with preferred stock
          sales in 2004                                         $.095-$..126               225,000              2009

          Warrants issued to placement agent in connection
          with sales of preferred stock in 2003                 $.10-$.13                  135,000              2009


       Total Number of Shares Issuable                                                   9,692,096




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

                    A summary of option transactions is as follows:

                                                                            Weighted
                                                                            Average
                                                            Shares           Price        Price
                    Outstanding at September 30, 2002     10,865,898         $1.12     $.17-$3.19

                    Forfeited/expired                     (3,358,400)         1.73      .22- 3.11
                    Granted                                  635,000           .23      .19 - .26
                    --------------------------------------------------------------------------------------

                    Outstanding at September 30, 2003      8,142,498           .72      .17- 3.19

                    Forfeited/expired                     (1,702,348)         1.10      .20- 3.11
                    Granted                                2,061,900           .15      .07-  .30
                    --------------------------------------------------------------------------------------

                    Outstanding at September 30, 2004      8,502,050         $ .44     $.07- $3.19
                    --------------------------------------------------------------------------------------



13.    Stockholders'
       Equity(Deficit)
       (Continued)

       Stock Options (Continued)

                    The following tables summarize information about stock options outstanding and exercisable at September 30, 2004:

                                                             Options Outstanding
                                                                    Weighted-
                                                Number               Average          Weighted-
                         Range of            of Shares at           Remaining          Average
                         Exercise            September 30,         Contractual        Exercise
                          Prices                 2004             Life (years)          Price
                    ------------------------------------------------------------------------------
                     $    0-   $  0.20          1,765,900               9.4              $  0.12
                       0.21-      0.30          1,695,000               4.9                 0.27
                       0.33-      0.59          3,280,900               4.3                 0.35
                       0.66-      0.94            806,000               6.9                 0.75
                       1.09-      1.36            865,750               6.4                 1.20
                       1.71-      1.71             10,000               5.1                 1.71
                    ------------------------------------------------------------------------------
                       3.11-      3.19             78,500               5.3                 3.13

                    ------------------------------------------------------------------------------
                     $ 0.07-   $  3.19          8,502,050              6.04              $   .44
                    ------------------------------------------------------------------------------

                                                             Options Exercisable
                                                                    Weighted-
                                                Number               Average          Weighted-
                          Range of           of Shares at           Remaining          Average
                          Exercise           September 30,         Contractual        Exercise
                           Prices                2004             Life (years)          Price
                    ------------------------------------------------------------------------------

                     $    0-   $  0.20            154,100               5.6              $  0.15
                       0.21-      0.30          1,017,200               2.3                 0.25
                       0.33-      0.59          1,747,150               4.3                 0.35
                       0.66-      0.94            568,600               6.9                 0.77
                       1.09-      1.36            474,300               6.3                 1.22
                       1.71-      1.71              8,000               5.1                 1.71
                       3.11-      3.19             65,800               5.4                 3.13

                    ------------------------------------------------------------------------------
                     $ 0.07-   $  3.19          4,035,150              5.11              $   .54
                    ------------------------------------------------------------------------------



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
                    --------------------------------------------------------------------------------------

                    Loss available to common stockholders
                      from continuing operations before
                      discontinued operations and cumulative
                      effect of a change in accounting principle          (4,816,551)         (6,608,344)

                    Add:
                       Loss from discontinued operations                     (12,788)           (878,217)
                       Cumulative effect of a change in
                         accounting principle                                      -            (650,000)
                    --------------------------------------------------------------------------------------

                    Net loss available to common shareholders          $  (4,829,339)      $  (8,136,561)
                    --------------------------------------------------------------------------------------


                    Weighted average number of common
                      shares outstanding                                 106,658,715          68,452,155
                    --------------------------------------------------------------------------------------


                    The following is the basic and diluted loss per share calculation:

                    September 30,                                               2004                2003
                    --------------------------------------------------------------------------------------
                    Loss per share applicable to common
                      shareholders before discontinued
                      operations and cumulative effect                        $(0.05)            $ (0.10)
                    Impact of discontinued operations                              -               (0.01)
                    Impact of cumulative effect                                    -               (0.01)
                    --------------------------------------------------------------------------------------

                    Basic and diluted net loss per share
                      applicable to common shareholders                       $(0.05)            $ (0.12)
                    --------------------------------------------------------------------------------------


13.    Stockholders'
       Equity(Deficit)
       (Continued)

       Loss Per  Share      (Continued)

                    The following table summarizes securities that were outstanding as of September 30, 2004 and 2003, but not included in the calculation of diluted net loss per share because such shares are antidilutive:

                  September 30,                                    2004                2003
                  -----------------------------------------------------------------------------
                  Stock options                                  8,502,050           8,142,498
                  Convertible preferred stock                   30,247,521           8,889,277
                  Stock warrants                                 9,692,096          29,514,716
                  Redeemable convertible preferred stock        10,644,977           4,666,666

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



15.    Major Customers and Suppliers

                    Customers in excess of 10% of total sales are:

                    Years ended September 30,       2004                2003
                    -----------------------------------------------------------

                    Customer A                    $1,022,816        $880,322
                    Customer C                             *         576,330

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

16.    Interest Expense  and Financing Costs

                    Interest expense and financing costs for 2004 and 2003 are:

                                                                       2004            2003
                    Interest on short-term and long-term debt       $ 163,214     $  409,909
                    Discount and deferred financing costs on
                        long term debt (Notes 9 & 10)                 101,084      1,306,000
                    Discount on short-term notes payable                    -         31,594
                    Extinguishment of long-term debt (Note 10)         66,000              -
                    Total Interest and Financing Costs             $  330,298     $1,747,503

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

18. Change in Accounting Estimate

                    The amount for accrued expenses as of September 30, 2004 reflects a reduction to accrued royalty expense of approximately $242,000 due to management's revision of estimates of amounts due to a former supplier under a development agreement. The reduction of the accrual resulted in reducing selling, general and administration expenses in the consolidated statement of operations for fiscal 2004 by $242,000.


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