Form 10KSB/A
period 2004-09-30
AVITAR INC /DE/
filed 2005-03-24
CIK 814008

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-KSB/A-2

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


     The Company has accumulated losses that have reduced shareholders' equity to a deficit. As a result, as previously reported, the Company received a letter dated January 30, 2004 from The American Stock Exchange ("AMEX" or the
"Exchange") noting that the Company's 2003 Annual Report on Form 10-KSB indicates that the Company is not in compliance with all the continued listing standards of AMEX. In its letter, the Exchange indicated that, in order to maintain its AMEX listing, the Company must submit a plan by March 3, 2004 advising the Exchange of the action that it takes or will take that will bring it into compliance with the continued listing standards within 18 months. The Company submitted its plan. On March 17, 2004, the Exchange notified the Company that it had accepted Avitar's plan, which will enable the Company to maintain its listing on the American Stock Exchange. More specifically, the Exchange granted the Company an extension through July 2005 subject to periodic reviews by the Exchange to assure that Avitar is making progress consistent with the plan. The Company has provided AMEX with quarterly updates on its performance against the plan. Although certain milestones of the plan were not achieved as of September 30, 2004, the Company had made progress towards meeting the overall objective of the plan.Failure to meet the overall objectives of the plan or make adequate progress towards meeting these objectives could result in the Company losing its listing on AMEX.


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

ITEM 8A. CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures


     Our management, including our chief executive officer and chief financial officer, have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2004, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based upon that evaluation, our chief executive officer and chief financial officer have concluded that as of such date, our disclosure controls and procedures in place are adequate and effective.


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


ITEM 13. EXHIBITS

(a)      Exhibits:



Exhibit No.                 Document


(H)  3.1  Complete Copy of Certificate of Incorporation.

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

(C) 4.2 Certificate of Designations, Rights and Preferences of Series B Redeemable Convertible Preferred Stock

(D) 4.3 Certificate of Designations, Rights and Preferences of Series C Redeemable Convertible Preferred Stock

(A) 10.1 Employment Agreement between MHB and Peter P. Phildius, dated as of July 23, 1993.

(B) 10.2 Amended and Restated Employment Agreement between MHB and Peter P. Phildius, dated as of August 15, 1994.

(D) 10.3 Form of Subscription Agreement between the Company and parties purchasing preferred and common stock during Fiscal 2000, Fiscal 2001, Fiscal 2002 and Fiscal 2003

(G) 10.4 Form of Subscription and Securities Purchase Agreement between the Company and parties purchasing preferred stock and warrants during Fiscal 2004

(H)  14.1 Code of Ethics

(H)  21.1 Subsidiaries of the Company

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

(H) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Annual Report for the fiscal year ended September 30, 2004 (Commission File No. 1-51695) as amended, and incorporated herein by reference.




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

Dated:            March 18, 2005
                                                     AVITAR, INC.
                                                     (Registrant)

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

Name                                       Title                        Date


/s/     Peter P. Phildius         Chairman of the Board and       March 24, 2005
-----------------------------      Chief Executive Officer
Peter P. Phildius               (Principal Executive Officer);
                                         and Director


/s/     J.C. Leatherman, Jr.     Chief Financial Officer and      March 24, 2005
-----------------------------   Secretary (Principal Financial
J.C. Leatherman, Jr.               and Accounting Officer)

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


                                  Exhibit Index
Exhibit No.                 Document


(H)  3.1  Complete Copy of Certificate of Incorporation.

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

(C) 4.2 Certificate of Designations, Rights and Preferences of Series B Redeemable Convertible Preferred Stock

(D) 4.3 Certificate of Designations, Rights and Preferences of Series C Redeemable Convertible Preferred Stock

(A) 10.1 Employment Agreement between MHB and Peter P. Phildius, dated as of July 23, 1993.

(B) 10.2 Amended and Restated Employment Agreement between MHB and Peter P. Phildius, dated as of August 15, 1994.

(D) 10.3 Form of Subscription Agreement between the Company and parties purchasing preferred and common stock during Fiscal 2000, Fiscal 2001, Fiscal 2002 and Fiscal 2003

(G) 10.4 Form of Subscription and Securities Purchase Agreement between the Company and parties purchasing preferred stock and warrants during Fiscal 2004

(H)  14.1 Code of Ethics

(H)  21.1 Subsidiaries of the Company

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


(H) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Annual Report for the fiscal year ended September 30, 2004 (Commission File No. 1-51695) as amended, and incorporated herein by reference.