Form 10QSB/A
period 2004-12-31
AVITAR INC /DE/
filed 2005-03-24
CIK 814008

U.S. Securities and Exchange Commission
                           Washington, D.C.  20549
                                 Form 10-QSB/A-1

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


     The Company has accumulated losses that have reduced shareholders' equity to a deficit. As a result, as previously reported, the Company received a letter dated January 30, 2004 from The American Stock Exchange ("AMEX" or the
"Exchange") noting that the Company's 2003 Annual Report on Form 10-KSB indicates that the Company is not in compliance with all the continued listing standards of AMEX. In its letter, the Exchange indicated that, in order to maintain its AMEX listing, the Company must submit a plan by March 3, 2004 advising the Exchange of the action that it takes or will take that will bring it into compliance with the continued listing standards within 18 months. The Company submitted its plan. On March 17, 2004, the Exchange notified the Company that it had accepted Avitar's plan, which will enable the Company to maintain its listing on the American Stock Exchange. More specifically, the Exchange granted the Company an extension through July 2005 subject to periodic reviews by the Exchange to assure that Avitar is making progress consistent with the plan. The Company has provided AMEX with quarterly updates on its performance against the plan. Although certain milestones of the plan were not achieved as of December 31, 2004, the Company has made progress towards meeting the overall objective of the plan. Failure to meet the overall objectives of the plan or to make adequate progress towards meeting these objectives could result in the Company losing its listing on AMEX.


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


                                        AVITAR, INC.
                                        (Registrant)




Dated:  March 24, 2005                  /S/ Peter P. Phildius
                                        -----------------------------------
                                        Peter P. Phildius
                                        Chairman and Chief
                                        Executive Officer
                                        (Principal Executive Officer)




Dated:  March 24, 2005                  /S/ J.C. Leatherman, Jr.
                                        ---------------------------
                                        J.C. Leatherman, Jr.
                                        Chief Financial Officer
                                        (Principal Accounting and
                                        Financial Officer)

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