Form 10QSB
period 2005-03-31
AVITAR INC /DE/
filed 2005-05-16
CIK 814008

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2005.

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

                            COMMON STOCK: 156,531,335
                               AS OF MAY 10, 2005

Transitional Small Business Disclosure Format
(Check One):               [  ] Yes ;       [x] No



Transitional Small Business Disclosure Format
(Check One):               [  ] Yes ;       [x] No

                               Page 1 of 25 pages
                           Exhibit Index is on Page 25

                                                           TABLE OF CONTENTS



                                      Page


PART I: FINANCIAL INFORMATION                                                 3


    Item 1   Consolidated Financial Statements
               Balance Sheet                                                  4
               Statements of Operations                                       5
               Statement of Stockholders' Deficit                             6
               Statements of Cash Flows                                       7
               Notes to Consolidated Financial Statements                     8


    Item 2   Management's Discussion and Analysis or Plan of Operation       14


    Item 3   Controls and Procedures                                         20

PART II: OTHER INFORMATION                                                   21

    Item 2   Unregistered Sales of Equity Securities and Use of Proceeds     22


    Item 6   Exhibits and Reports on Form 8-K                                22


SIGNATURES                                                                   24

EXHIBIT INDEX                                                                25
CERTIFICATIONS                                                               26

                          Avitar, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                 March 31, 2005
                                   (Unaudited)

-------------------------------------------------------------------------------------------------
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                      $     69,626
     Accounts receivable, net                                                            481,981
     Inventories                                                                         551,010
     Prepaid expenses and other current assets                                           171,721
                                                                                     ------------
          Total current assets                                                         1,274,338

PROPERTY AND EQUIPMENT, net                                                              244,270
GOODWILL, net                                                                            238,120
OTHER ASSETS                                                                             193,632
                                                                                     ------------
          Total Assets                                                              $  1,950,360
                                                                                     ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
     Notes payable                                                                  $    392,542
     Accounts payable                                                                    885,996
     Accrued expenses                                                                    720,273
     Deferred income                                                                     178,550
                                                                                     ------------
          Total current liabilities                                                    2,177,361
                                                                                     ------------

REDEEMABLE CONVERTIBLE PREFERRED STOCK                                                 1,285,000
                                                                                     ------------

COMMITMENTS

STOCKHOLDERS' DEFICIT:
     Series A,B, C and 6% convertible preferred stock, $.01 par value; authorized
          5,000,000 shares; 44,630 shares issued and outstanding                             447
     Common Stock, $.01 par value; authorized 300,000,000 shares;
          155,207,442 shares issued and outstanding                                    1,552,074
     Additional paid-in capital                                                       50,359,548
     Accumulated deficit                                                             (53,424,070)
                                                                                      -----------
         Total stockholders' deficit                                                  (1,512,001)
                                                                                     ------------
         Total Liabilities and Stockholders' Deficit                                $  1,950,360
                                                                                     ============


     See accompanying notes to consolidated financial statements.

                          Avitar, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)

-----------------------------------------------------------------------------------------------------------------
                                                        THREE MONTHS ENDED MARCH 31,  SIX MONTHS ENDED MARCH 31,
                                                        ---------------------------------------------------------
                                                           2005           2004           2005           2004
                                                        ------------   ------------   ------------   ------------
SALES                                                     $ 955,223    $ 1,017,190    $ 1,991,263    $ 1,837,390
                                                        ------------   ------------   ------------   ------------

OPERATING EXPENSES
     Cost of sales                                          714,610        755,623      1,430,619      1,321,342
     Selling, general and administrative expenses         1,031,620        677,248      1,964,282      1,392,172
     Research and development expenses                      183,306        119,512        379,749        227,667
                                                        ------------   ------------   ------------   ------------
          Total operating expenses                        1,929,536      1,552,383      3,774,650      2,941,181
                                                        ------------   ------------   ------------   ------------

LOSS FROM OPERATIONS                                       (974,313)      (535,193)    (1,783,387)    (1,103,791)
                                                        ------------   ------------   ------------   ------------

OTHER INCOME (EXPENSE)
     Interest expense and financing costs                   (23,183)       (72,414)       (36,369)      (141,682)
     Other income (expense), net                                708          4,660          1,145          9,107
                                                        ------------   ------------   ------------   ------------
                                                                       ------------
          Total other expense, net                          (22,475)       (67,754)       (35,224)      (132,575)
                                                        ------------   ------------   ------------   ------------

LOSS FROM CONTINUING OPERATIONS                            (996,788)      (602,947)    (1,818,611)    (1,236,366)
                                                        ------------   ------------   ------------   ------------

DISCONTINUED OPERATIONS
   Income (loss) from operations of USDTL                         -              -              -          4,447
   Loss from the disposal of USDTL                                -              -              -        (17,235)
                                                        ------------   ------------   ------------   ------------
   Income (loss) from discontinued operations                     -              -              -        (12,788)
                                                        ------------   ------------   ------------   ------------

                                                        ------------   ------------   ------------   ------------
NET LOSS                                                 $ (996,788)    $ (602,947)   $(1,818,611)   $(1,249,154)
                                                        ============   ============   ============   ============

BASIC AND DILUTED LOSS PER SHARE FROM CONTINUING
   OPERATIONS (Note 9)                                      $ (0.01)       $ (0.02)       $ (0.02)       $ (0.02)
                                                        ============   ============   ============   ============

BASIC AND DILUTED LOSS PER SHARE (Note 9)                   $ (0.01)       $ (0.02)       $ (0.02)       $ (0.02)
                                                        ============   ============   ============   ============

WEIGHTED AVERAGE
     NUMBER OF COMMON SHARES OUTSTANDING                148,207,442    102,438,882    139,041,290     99,248,955
                                                        ============   ============   ============   ============

     See accompanying notes to consolidated financial statements.

                                     Avitar, Inc. and Subsidiaries
                            Consolidated Statement of Stockholders' Deficit
                                    Six Months Ended March 31, 2005
                                              (Unaudited)

--------------------------------------------------------------------------------------------------------------------------
                                            Preferred Stock      Common Stock
                                           .................. ...................
                                                                                          Additional        Accumulated
                                            Shares   Amount    Shares       Amount      paid-in capital      deficit
---------------------------------------------------- -------- ---------    --------     ---------------     --------------
Balance at September 30, 2004                46,130    $462   123,118,165   $1,231,182     $49,657,819      ($51,556,850)

Sale of common stock                                               23,479          235           2,565

Conversion of Series A convertible
    preferred stock into common stock        (1,500)    (15)   17,173,239      171,732        (171,717)                -

Conversion of Series A redeemable
    convertible preferred stock into
    common stock                                  -       -    13,205,882      132,059         825,989                 -

Payment of convertible preferred stock
    dividend for Series A preferred stock         -       -       610,945        6,109          42,501           (48,609)

Financing costs associated with issuance
    of Series A redeemable convertible
    preferred stock                                                                           (124,525)

Fair value of warrants issued in connection
    with notes payable                                                                          12,673

Common stock issued in connection
    with establishing equity credit line                        1,075,732       10,757         114,243

Net loss                                          -       -             -            -               -        (1,818,611)
----------------------------------------------------  ------  -----------   ----------        -----------   -------------

Balance at March 31, 2005                    44,630    $447   155,207,442   $1,552,074        $50,359,548   ($53,424,070)
---------------------------------------------------- -------  ---------     ----------        -----------   -------------


     See accompanying notes to consolidated financial statements.

                                  Avitar, Inc. and Subsidiaries
                         Condensed Consolidated Statements of Cash Flows
                                           (Unaudited)

------------------------------------------------------------------------------------------------------------
                                                                                SIX MONTHS ENDED MARCH 31,
                                                                                 ----------------------
                                                                                  2005           2004
                                                                               ----------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                $(1,818,611)   $(1,249,154)
     Adjustments to reconcile net loss to
          net cash used in operating activities:
               Loss from disposal of discontinued operation                            -         17,235
               Depreciation and amortization                                      77,538         58,412
               Amortization of debt discount and deferred financing               11,506         28,968
               Amortization of deferred rent expense                              62,384         41,589
               Common stock for interest on long-term debt                             -         87,500
               Changes in operating assets and liabilities:
                             Accounts receivable                                 153,756        (11,320)
                             Inventories                                        (202,157)      (106,885)
                             Prepaid expenses and other current assets             2,759          7,786
                             Other assets                                            698         24,705
                             Accounts payable and accrued expenses               (60,529)      (943,899)
                             Deferred revenue                                    (13,950)        (1,200)
                                                                             -----------    -----------
                                  Net cash used in operating activities       (1,786,606)    (2,046,263)
                                                                             -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchases of property and equipment                                         (21,725)        (1,239)
     Proceeds from sale of USDTL                                                       -        500,000
                                                                             -----------    -----------

                     Net cash provided by (used in) investing activities         (21,725        498,761
                                                                             -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Sales of common stock, redeemable preferred stock and warrants            1,162,575        922,310
     Proceeds from (repayment of) notes payable and long-term debt               206,506       (108,505)
     Payment of cash dividend on 8% redeemable convertible preferred stock             -        (16,110)
                                                                             -----------    -----------
                                                                             -----------    -----------
                              Net cash provided by financing activities        1,369,081        797,695
                                                                             -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (439,250)      (749,807)

CASH AND CASH EQUIVALENTS, beginning of the period                               508,876      1,130,919
                                                                             -----------    -----------

CASH AND CASH EQUIVALENTS, end of the period                                 $    69,626    $   381,112
                                                                             ===========    ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during period:
          Income taxes                                                       $         -    $         -
          Interest                                                           $    16,986    $     8,049


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
    FINANCING ACTIVITIES:

    During the six months ended March 31, 2005, 958 shares of Series A redeemable convertible preferred stock were converted into 13,205,882 shares of common stock.

    During the six months ended March 31, 2005, 1500 shares of Series A convertible preferred stock were converted into 17,173,239 shares of common stock.

    During the six months ended March 31, 2005, 610,945 shares of common were issued as payment of dividends for Series A convertible and redeemable convertible preferred stock.

    During the six months ended March 31, 2005, warrants to purchase         $ 12,673                 -
       250,000 shares of common stock were issued in connection with the issuance of notes payable.

    During the six months ended March 31, 2005, 1,075,732 shares             $ 125,000                -
       of common stock were issued as payment of investor and placement agent fees in connection with SEDA financing.

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


     See accompanying notes to consolidated financial statements.

                          PART I FINANCIAL INFORMATION

                          AVITAR, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
================================================================================

1.   BASIS OF PRESENTATION

     Avitar, Inc. (the "Company" or "Avitar") through its wholly-owned subsidiary Avitar Technologies, Inc. ("ATI") develops, manufactures, markets and sells diagnostic test products and proprietary hydrophilic polyurethane foam disposables fabricated for medical, diagnostics, dental and consumer use. During the first half of FY2005, the Company continued the development and marketing of innovative point of care oral fluid drugs of abuse tests, which use the Company's foam as the means for collecting the oral fluid sample. Through its wholly owned subsidiary, BJR Security, Inc. (`BJR"), the Company provides specialized contraband detection and education services.

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

          The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-QSB and Regulation S-B (including Item 310(b) thereof). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 2005. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended September 30, 2004. The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations and had a working capital deficit as of March 31, 2005 and September 30, 2004 of $914,607 and $388,972, respectively. The Company raised net proceeds aggregating approximately $2,800,000 during the fiscal year ended September 30, 2004 from the sale of stock and warrants. In addition, the Company converted $1,250,000 of long-term debt into preferred stock. During the six months ended March 31, 2005, the Company raised net proceeds of approximately $1,160,000 from the sale of preferred stock and warrants and $250,000 from short-term notes. The Company is working with placement agents and investment fund mangers to obtain additional equity financing. In April 2005, the Company raised gross proceeds of $750,000 from the sale of Series E Convertible Preferred Stock and Warrants, of which $375,000 was paid in the first closing and a second tranche of $375,000 was paid on May 9, 2005 . The $750,000 of Series E Preferred Stock are convertible into Common Stock at the lesser of $.08 per share or 80% of the average of the three lowest closing bid prices for the ten trading days immediately prior to the notice of conversion, subject to adjustments and limitations, and the Warrants are exercisable at $.084 per share for a period of three years. Prior to entering into the Securities Purchase Agreement for the sale of the Series E Preferred Stock, the Company entered into a Termination Agreement terminating the Standby Equity Distribution Agreement (`SEDA") made as of February 1, 2005 with Cornell Capital Partners, L.P. ("Cornell Capital"). The terms of this SEDA were discussed in detail in Notes 1 and 10 to the Financial Statements and in the Financial and Liquidity Section of the Company's Report on Form 10-QSB/A filed for the quarter ended December 31, 2004. If Cornell Capital does not enter into a SEDA on identical terms within ninety (90) days after all amounts payable under the Securities Purchase Agreement are satisfied, Cornell Capital has agreed to return to the Company all fees pursuant to the February 2005 SEDA. The fees (1,075,732 shares of common stock with a value of $125,000) paid to Cornell Capital and its placement agent in connection with this transaction were recorded as deferred financing costs in the quarter ended March 31, 2005 and will be amortized over the 24 month term of the SEDA.

2.   INVENTORIES

          At March 31, 2005, inventories consist of the following:

            Raw Materials                                          $393,379
            Work-in-Process                                          55,635
            Finished Goods                                          101,996
                                                                   ---------
                     Total                                         $551,010
                                                                   ========

3.   DISCONTINUED OPERATIONS

          On December 16, 2003, the Company consummated the sale of USDTL's business and net assets, excluding cash. The Company received $500,000 in cash upon the closing of the sale and is entitled to receive an additional $500,000 as the buyer of USDTL achieves specified revenue targets. Under the terms of the sale, the buyer must pay the Company 10% of certain annual revenues in excess of $1,500,000, less any amounts due from the Company for the purchase of services from the buyer. The Company recorded the $500,000 received in the first quarter of FY2004. Due to the contingent nature of the additional $500,000, the payments will be recorded as they are received. The accompanying financial statements reflect USDTL as a discontinued operation. The following is a summary of the results of operations for USDTL for the three and six months ended March 31, 2005 and 2004:

                                                              Three Months                   Six Months
                                                              Ended March 31,              Ended March 31,

                                                       2005             2004             2005           2004
                                                   ------------     ------------     -------------   -----------
         Sales                                      $       -       $       -        $       -        $289,501
         Operating expenses                                 -               -                -         284,223
         Other income (expense)                             -               -                -         (18,066)
                                                    -----------     -------------    ------------     ----------
         Loss from discontinued operations          $       -       $       -        $       -        $(12,788)
                                                    ===========     =============    ============     ==========



          Other income (expense) for the six months ended March 31, 2004 includes the loss from the disposal of USDTL of $17,235.


4.   MAJOR CUSTOMERS


         Customers in excess of 10% of total sales are:

                                           Three Months Ended March 31,                 Six Months Ended March 31,
                                          -----------------------------                 -----------------------------
                                          2005                     2004                  2005                   2004
                                    ----------------          --------------       ---------------        ----------------
                  Customer A           $308,375                 $  269,088             $562,161            $  402,223



          At March 31, 2005, accounts receivable from major customers totaled approximately $166,835.

5.   NOTES PAYABLE

          During March 2005, the Company issued short-term notes payable totaling $250,000 to an acredited investor. These notes have a term of six months and bear interest at the rate of 1% per month. In connection with the notes payable, the holder received warrants to purchase one share of the Company's common stock for each dollar loaned to the Company for a period of three years at exercise prices ranging from $.09 to $.10 per share. During the quarter ended March 31, 2005, $12,673, representing the value for the warrants issued to purchase 250,000 shares of common stock associated with the $250,000 of borrowings during the period, was recorded as a discount to debt and is being amortized over the term of the notes.

6.   REDEEMABLE CONVERTIBLE PREFERRED STOCK

          In December 2004, the Company sold 1,285 shares of Series A Redeemable Convertible Preferred Stock and Warrants to purchase 600,000 shares of common stock for which it received net proceeds of approximately $1,160,000. The Series A Redeemable Convertible Preferred Stock, with a face value of $1,285,000, is convertible into common stock at the lesser of $.12 per share or 85% of the average of the three lowest closing bid prices, as reported by Bloomberg, for the ten trading days immediately prior to the notice of conversion subject to adjustments and floor prices. The Warrants are exercisable at $.126 per share. The warrants issued in connection with sale of 1,285 shares of preferred stock and the conversion feature resulted in a deemed dividend of $360,000 being recorded and included in the earnings per share calculation for the three and six months ended December 31, 2004 and March 31, 2005, respectively. Upon the occurrence of specific events, the holder is entitled to redeem these shares under certain provisions of the agreement covering the purchase of the preferred stock. Accordingly, this security was not classified as equity.

7.   COMMON AND PREFERRED STOCK

          During the six months ended March 31, 2005, the Company issued 30,379,121 shares of common stock to holders who converted 1500 shares of Series A Convertible Preferred Stock and 958 shares of Series A Redeemable Convertible Preferred Stock. As payment of $48,610 of dividends on these converted shares, the Company issued 610,945 shares of the Company's common stock. Dividends for all preferred stock amounted to $81,679 for the six months ended March 31, 2005 and the total amount of unpaid and undeclared dividends was $181,559. As part of the SEDA Agreement which was described in detail in Note 1of the Company's Report on Form 10Q-SB/A for the quarter ended December 31, 2004 and discussed in Note 1of this Report, the Company paid commitment fees totaling 1,075,732 shares of common stock (with a value of $125,000) to the investor and the placement agent being used by the investor for this financing transaction. These fees were recorded as deferred financing costs in the quarter ended March 31, 2005 and will be amortized over the 24 month term of the SEDA.

8.   GOODWILL

          As of September 30, 2004, the Company's goodwill was composed of $238,120 associated with the acquisition of BJR in 2001. In accordance with SFAS No. 142, the Company evaluated the goodwill related to the BJR acquisition and determined that no adjustment to the goodwill balance of $238,120 was deemed necessary at March 31, 2005.

9.   LOSS PER SHARE

          The following data show the amounts used in computing earnings per share:

                                                   Three Months                     Six Months
                                                  Ended March 31,                   Ended March 31,
                                                  -------------                     -------------
                                               2005             2004             2005             2004
                                        -------------    -------------    -------------    -------------
Loss from continuing operations         $    (996,788    $    (602,947)   $  (1,818,611)   $  (1,236,366)
Less:
   Preferred Stock Dividends                  (31,415)         (19,183)         (81,679)         (43,510)
   Deemed dividends in connection
     with Series A and 6% preferred
     stock sales                                    -       (1,000,000)        (360,000)      (1,000,000)
                                        -------------    -------------    -------------    -------------
 Loss attributable to common
     stockholders from
     continuing operations                 (1,028,203)      (1,622,130)      (2,260,290)      (2,279,876)
 Add:
   Income (loss) from discontinued
     operation                                      -                -                -          (12,788)
                                        -------------    -------------    -------------    -------------


 Net loss attributable to common
     stockholders used in basic and
     diluted EPS                        $  (1,028,203)   $  (1,622,130)   $  (2,260,290)   $  (2,292,664)
                                        =============    =============    =============    =============

 Weighted average number of
     common shares outstanding            148,105,493      102,438,882      139,041,290       99,248,955
                                        =============    =============    =============    =============

  Loss per share applicable to common
     stockholders before discontinued
     operations                         $       (0.01)   $       (0.02)   $       (0.02)   $       (0.02)
  Impact of discontinued operations                 -                -                -                -
                                        -------------    -------------    -------------    -------------
  Basic and diluted loss per share
     applicable to common
     stockholders                       $       (0.01)   $       (0.02)   $       (0.02)   $       (0.02)
                                        =============    =============    =============    =============


10.  STOCK OPTIONS

          The Company accounts for its stock-based compensation plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock- Based
     Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. No stock-based employee compensation cost was reflected in net loss for the quarter and six months ended March 31, 2005 or 2004, as all options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

     The following table illustrates, in accordance with the provisions of SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                 Three Months Ended March 31,              Six Months Ended March 31,
                                                      2005             2004                 2005                2004
                                                ---------------- -----------------  ------------------   -----------------
Loss available to common shareholders             $(1,028,203)     $(1,622,130)       $ (2,260,290)       $ (2,292,664)
Add: stock based employee
 compensation expense included in reported net
 loss, net of tax                                           -                -                   -                   -
Deduct: total stock based employee
 compensation expense determined
 under the fair value based method for
 all awards, net of tax                               (37,450)         (67,803)            (67,145)           (117,606)
                                                  -------------    -------------       ------------        -----------
Pro forma net loss                                $(1,133,456)     $(1,689,933)        $(2,327,435)        $(2,410,270)
                                                  =============    =============       ============        ============
Loss per share:
Basic and diluted - as reported                   $      (.01)     $      (.02)        $      (.02)        $      (.02)
Basic and diluted - pro forma                            (.01)            (.02)               (.02)               (.02)

     The fair value of the Company's stock-based option awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

                                          March 31,               March 31,
                                           2005                     2004
                                      ------------------       --------------
Risk free interest rate                    3.8 %                    2.5%
Expected dividend yield                      -                        -
Expected lives                             5-9 years                5-9 years
Expected volatility                         80%                      80%

     The weighted average fair value of options granted for the three and six months ended March 31, 2005 was $0.07. The weighted average fair value of options granted for the three and six months ended March 31, 2004 was $0.24.



11.  SUBSEQUENT EVENTS

          Since March 31, 2005, holders of Series A convertible preferred stock converted 100 shares of preferred stock and accrued dividends for such shares into 1,323,893 shares of common stock. In April 2005, the Company raised gross proceeds of $750,000 from the sale of Series E Convertible Preferred Stock and Warrants, of which $375,000 was paid in the first closing and a second tranche of $375,000 was paid on May 9, 2005. The $750,000 of Series E Preferred Stock are convertible into Common Stock at the lesser of $.08 per share or 80% of the average of the three lowest closing bid prices for the ten trading days immediately prior to the notice of conversion, subject to adjustments and limitations, and the Warrants are exercisable at $.084 per share for a period of three years.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
---------------------------------------------------------------------------

     The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing elsewhere in this report.

RESULTS OF OPERATIONS

Revenues

     Sales for the three months ended March 31, 2005 decreased $61,967 to $955,223 from $1,017,190 for the corresponding period of the prior year. For the six months ended March 31, 2005, sales increased $153,873 to $1,991,263 from $1,837,390. The change for the three months ended March 31, 2005 primarily reflects decreases in volume of sales of $27,000 for its ORALscreen(R) products and $20,000 for its Foam Products along with a decrease of $15,000 in revenue from contraband detection services. The change for the six months ended March 31, 2005 primarily reflects increases in volume of sales of $95,000 for its ORALscreen(R) products and $101,000 for its Foam Products; offset in part by a decrease of $42,000 in revenue from contraband detection services.

Operating Expenses

     Cost of sales for the three months ended March 31, 2005 was approximately 75% of sales compared to the cost of sales of approximately 74% of sales for the three months ended March 31, 2004. For the six months ended March 31, 2005, the cost of sales was 72% compared to 72% of sales for the same period of Fiscal 2004. The change for Fiscal 2005 resulted primarily from a shift in the product mix (46% in Fiscal 2005 versus 44% in Fiscal 2004) to the lower margin foam products and a change in customer mix for the ORALscreen products; offset by a reduction in warranty expense of approximately $71,000 for the quarter ended March 31, 2005 and $101,000 for the six months ended March 31, 2005.

     Selling, general and administrative expenses for the three months ended March 31, 2005 increased $ 354,372, or approximately 52%, to $1,031,620 from $677,248 for the corresponding period of the prior year. For the six months ended March 31, 2005, selling, general and administrative expenses increased $572,110 or approximately 41%, to $1,964,282 from $1,392,172 for the six months ended March 31, 2004. The change for the three-month period ended March 31, 2005 primarily reflects the cost of approximately $171,000 for the addition of sales and marketing resources and increased public relations and investor relations consulting expenses of approximately $62,000; offset in part by a reduction in legal expenses related to special shareholder meetings and SEC registration statements of approximately $88,000 and a decrease of approximately $33,000 in various other administrative expenses. The increase for the six months ended March 31, 2005, included approximately $399,000 for additional sales and marketing resources and approximately $73,000 for public and investor relations consulting expense; offset in part by a reduction of approximately $37,000 in various other administrative expenses. The three and six month periods ended March 31, 2004 included a reduction for accrued royalty expense of approximately $242,000 as a result of management's revision of estimates of amounts due to a former supplier under a product development agreement. With respect to the revision in accrued royalty expenses in Fiscal 2004, the Company, during the term of a product development agreement with the supplier, had accrued the royalties due under this agreement with expectation that the supplier would fulfill the terms of the agreement. However, in 2002, the Company notified the supplier that the supplier had failed to meet the terms of the product development agreement and therefore, under the terms of this agreement, no royalties would be payable. Since being notified, the supplier had done nothing to cure this default. In view of this lapse in time and that other product undertakings by the supplier would prevent the supplier from ever curing any of its defaults under the agreement, there was no longer any need to maintain the royalty reserve for this supplier. In order to achieve revenue growth, the Company will continue to incur increased expenses to hire additional direct sales staff and expand marketing programs during the remainder of FY2005 and beyond.

     Expenses for research and development for the three months ended March 31, 2005 amounted to $183,306 compared to $119,512 for the corresponding period of the prior year, an increase of $63,794. For the six months ended March 31, 2005, expenses for research and development were $379,749 versus $227,667 for the six months ended March 31, 2004, an increase of $152,082. The change for the quarter ended March 31, 2005 was primarily attributable to additional personnel expense of approximately $48,000 and contracted development expense of approximately $11,000 associated with ORALscreen product enhancements. For the six months ended March 31, 2005, the increase was mainly the result of additional personnel expense of approximately $96,000 and contracted development expenses of approximately $34,000 for ORALscreen product enhancements that included the Drugometer(TM), a single step drug test device introduced in November 2004. The Company plans to continue improving and enhancing its ORALscreen products, and therefore will most likely incur increased expenses for research and development during the remainder of FY2005 and beyond.

     Other Income and Expense

     Interest expense and financing costs were $23,183 for the three months ended March 31, 2005 compared to $72,414 incurred during the three months ended March 31, 2004. For the six months ended March 31, 2005, interest expense and financing costs amounted to $36,369 versus $141,682 for the corresponding period of Fiscal 2004. The decrease for the three months ended March 31, 2005 resulted primarily from interest expense and amortization of deferred financing costs of approximately $53,000 associated with the long-term debt of $1,250,000 that was converted into preferred stock in May 2004; offset in part by the interest of approximately $4,000 associated with notes payable issued in March 2005. For the six months ended March 31, 2005, the change primarily reflected the reduction of approximately $106,000 in interest expense and financing costs associated with the long-term debt of $1,250,000 that was converted into preferred stock in May 2004.

     For the three months ended March 31, 2005, other income amounted to $708 compared to $4,660 for the three months ended March 31, 2004. Other income for the six months ended March 31, 2005 was $1,145 compared to $9,107 for the six months ended March 31, 2004.





     Discontinued Operations

     On December 16, 2003, the Company consummated the sale of the business and net assets, excluding cash, of its USDTL subsidiary. For the three and six months ended March 31, 2005, no activity was recorded for USDTL compared to a loss of $12,788 for the six months ended March 31, 2004. The loss for the six months ended March 31, 2004 resulted from a loss on the disposal of USDTL of $17,235 which was offset in part by income from operations of $4,447 (see Note 3 of the consolidated financial statements).

         Net Loss

     Primarily as a result of the factors described above, the Company had a net loss of $996,788 for the three months ended March 31, 2005, as compared to net loss of $602,947 for the three months ended March 31, 2004. For the six months ended March 31, 2005, the Company had a net loss of $1,818,611 versus $1,249,154 for the corresponding period of Fiscal 2004. The loss per share was $.01 per basic and diluted share for the three months ended March 31, 2005 compared to a loss per share of $.02 per basic and diluted share for the three months ended March 31, 2004. For the six months ended March 31, 2005, the loss per share was $.02 per basic and diluted share versus a loss per share of $.02 per basic and diluted share for the six months ended March 31, 2004.

FINANCIAL CONDITION AND LIQUIDITY

     At March 31, 2005, the Company had a working capital deficit of $914,607 and cash and cash equivalents of $69,626. Cash flows from financing activities provided the primary source of funding during the six months ended March 31, 2005 and the Company will continue to rely on this type of funding until profitability is reached. The following is a summary of cash flows for the six month period ended March 31, 2005:

                                                           Six Months Ended
                                                               March 31,
         Sources (uses) of cash flows                              2005
         ----------------------------                        ------------------
         Operating activities                                $(1,786,606)
         Investing activities                                    (21,725)
         Financing activities                                  1,369,081
                                                             -------------
         Net decrease in cash and equivalents                $  (439,250)
                                                             ==============

         Operating Activities. The net loss of $1,818,611 (composed of expenses totaling $3,809,874 less revenues of $1,991,263) was the major use of cash by operations. Working capital requirements necessitated the use of $60,529 to pay aging accounts payable and reduce accrued expenses and $202,157 to increase inventory levels to meet anticipated demand for products during the next quarter. In addition, changes netting $10,493 in various other assets and liabilities further increased the operating cash needs. A decrease in accounts receivable due to cash receipts exceeding billings for ORALscreen products during the second quarter lessened working capital needs by $153,756.

         Investing and Financing Activities. Cash used in investing consisted of cash paid of $21,725 for additions to property, plant and equipment. To finance the business, preferred stock and warrants (as described below) were sold and raised approximatly $1,163,000. In addition, short term borrowings generated approximately $206,000 after repayment of certain short-term notes payable.

     During FY 2005, the Company's cash requirements are expected to include primarily the funding of operating losses, the payment of outstanding accounts payable, the repayment of certain notes payable, the funding of operating capital to grow the Company's drugs of abuse testing products and services, and the continued funding for the development of its ORALscreen product line.

     In April 2005, the Company raised gross proceeds of $750,000 from the sale of Series E Convertible Preferred Stock and Warrants, of which $375,000 was paid in the first closing and a second tranche of $375,000 is to be paid at the second closing within 30 days or less. The $750,000 of Series E Preferred Stock are convertible into Common Stock at the lesser of $.08 per share or 80% of the average of the three (3) lowest closing bid prices for the ten (10) trading days immediately prior to the notice of conversion, subject to adjustments and limitations, and the warrants are exercisable at $.084 per share for a period of five (5) years. Prior to entering into the Securities Purchase Agreement for the sale of the Series E Preferred Stock, the Company entered into a Termination Agreement terminating the Standby Equity Distribution Agreement (`SEDA") made as of February 1, 2005 with Cornell Capital Partners, L.P. ("Cornell Capital"). The terms of this SEDA were discussed detail in Notes 1 and 10 to the Financial Statements and in the Financial and Liquidity Section of the Company's Report on Form 10-QSB/A filed for the quarter ended December 31, 2004. If Cornell Capital does not enter into a SEDA on identical terms within ninety (90) days after all amount payable under the Securities Purchase Agreement for the Series E Preferred Stock are satisfied, Cornell Capital has agreed to return all fees pursuant to the February 2005 SEDA. Since March 2005, the Company has received $500,000 (of which $250,000 was received during the quarter ended March 31, 2005) from short-term notes issued to a private party. These notes have a term of six (6) months and bear interest at the rate of one percent (1%) per month. In connection with the notes payable, the holder received warrants to purchase one (1) share of the Company's common stock for each dollar loaned to the Company for a period of three (3) years at exercise prices ranging from $.08 to $.10 per share. During the quarter ended March 31, 2005, $12,673, representing the value of the warrants issued to purchase 250,000 shares of common stock for the $250,000 of borrowings during the period, was recorded as a discount to the debt and is being amortized over the term of the notes.

     During December 2004, the Company sold 1,285 shares of Series A Redeemable Convertible Preferred Stock and Warrants to purchase 600,000 shares of common stock for which it received net proceeds of approximately $1,160,000. These shares of Series A Redeemable Convertible Preferred Stock, with face value of $1,285,000, are convertible into common stock at the lesser of $.12 per share or 85% of the average of the three lowest closing bid prices, as reported by Bloomberg, for the ten trading days immediately prior to the notice of conversion subject to adjustments and floor prices. The Warrants are exercisable at $.126 per share. The Warrants issued in connection with the sale of 1,285 shares of the preferred stock and the conversion feature resulted in a deemed dividend of $360,000 being recorded and included in the earnings per share calculation for the three months ended December 31, 2004. The holder is entitled to redeem these shares under certain provisions of the agreement covering the purchase of the preferred stock.

     The cash available at March 31, 2005, the proceeds from the financings completed since March 31, 2005 and anticipated customer receipts are expected to be sufficient to fund the operations of the Company through June 2005. Beyond that time, the Company will require significant additional financing from outside sources to fund its operations. The Company plans to continue working with placement agents and/or investment fund managers in order to raise additional capital during the remainder of fiscal year 2005 from the sales of equity and/or debt securities. The Company plans to use the proceeds from these financings to provide working capital and capital equipment funding to operate the Company, to expand the Company's business, to further develop and enhance the ORALscreen drug screening systems and to pursue the development of in-vitro oral fluid diagnostic testing products. However, there can be no assurance that these financings will be achieved.

     The Company has accumulated losses that have reduced shareholders' equity to a deficit. As a result, as previously reported, the Company received a letter dated January 30, 2004 from The American Stock Exchange ("AMEX" or the
"Exchange") noting that the Company's 2003 Annual Report on Form 10-KSB indicates that the Company is not in compliance with all the continued listing standards of AMEX. In its letter, the Exchange indicated that, in order to maintain its AMEX listing, the Company must submit a plan by March 3, 2004 advising the Exchange of the action that it takes or will take that will bring it into compliance with the continued listing standards within 18 months. The Company submitted its plan. On March 17, 2004, the Exchange notified the Company that it had accepted Avitar's plan, which permitted the Company to maintain its listing on the American Stock Exchange. More specifically, the Exchange granted the Company an extension through July 2005 subject to periodic reviews by the Exchange to assure that Avitar is making progress consistent with the plan. The Company has provided AMEX with quarterly updates on its performance against the plan. Although the major milestones of the plan were not achieved as of March 31, 2005, the Company is working towards meeting the overall objectives of the plan. Failure to meet the overall objectives of the plan or to make adequate progress towards meeting these objectives could result in the Company losing its listing on AMEX.

     Management continues to expect operating revenues will grow during Fiscal 2005 as employment begins to rise in the United States and the Company is able to convert employers to using ORALscreen, Avitar's oral fluid drug testing products. In order to achieve the revenue growth, the Company has begun to significantly increase its direct sales force and implement an expanded, targeted marketing program. ORALscreen, as an instant on-site diagnostic test, is part of the fastest growing segment of the diagnostic test market. Inventories are currently at appropriate levels for anticipated sales volumes and the Company, with its production capacity and the arrangements with its current contract manufacturing sources, expects to be able to maintain inventories at optimal levels. Based on current sales, expense and cash flow projections, the Company believes that the current level of cash and cash-equivalents on hand and, most importantly, a portion of the anticipated net proceeds from the future financing mentioned above would be sufficient to fund operations until the Company achieves profitability. There can be no assurance that the Company will consummate the above-mentioned financing, or that any or all of the net proceeds sought thereby will be obtained. Furthermore, there can be no assurance that the Company will have sufficient resources to achieve the anticipated growth. Once the Company achieves profitability, the longer-term cash requirements of the Company to fund operating activities, purchase capital equipment, expand the existing business and develop new products are expected to be met by the anticipated cash flow from operations and proceeds from the financings described above. However, because there can be no assurances that sales will materialize as forecasted, management will continue to closely monitor and attempt to control costs at the Company and will continue to actively seek the needed additional capital.

     As a result of the Company's recurring losses from operations and working capital deficit, the report of its independent registered public accounting firm relating to the financial statements for Fiscal 2004 contains an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern. Such report states that the ultimate outcome of this matter could not be determined as of the date of such report (December 8, 2004 except for Note 17 which is as of December 17, 2004). The Company's plans to address the situation are presented above. However, there are no assurances that these endeavors will be successful or sufficient.


RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board ("FASB") issued a Statement, "Share-Based Payments", that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees", and generally requires that such transactions be accounted for using a fair value-based method. As discussed in Note 4, the Company currently accounts for share-based compensation transactions using APB Opinion No. 25. The adoption of this statement is effective for fiscal years beginning after December 15, 2005 and will have an impact on the Company's consolidated financial position and results of operations, the level of which the Company is currently assessing.

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


ITEM 3.           CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures

     Our management, including our chief executive officer and chief financial officer, have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2005, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based upon that evaluation, our chief executive officer and chief financial officer have concluded that as of such date, our disclosure controls and procedures in place are adequate and effective.

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

                            PART II OTHER INFORMATION



ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     During the quarter ended March 31, 2005 the Company issued to holders of the Series A Preferred Stock 14,652,345 shares of the Company's common stock upon the conversion of 1,250 shares of their preferred stock. Also during the quarter ended March 31, 2005, the Company issued 299,445 shares of the Company's common stock as payment for dividends on the Series A Preferred Stock and 1,075,732 shares of the Company's common stock as payment of investor and placement agent fees pursuant to a financing agreement. The exemption for registration of these securities is based upon Section 4(2) of the Securities Act because the issuances were made to accredited investors in private placements.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit No.               Document

(A) 4.1 Securities Purchase Agreement dated as of April 14, 2005 between the Company and Cornell Capital Partners, LP


(A) 4.2 Registration Rights Agreement dated as of April 14, 2005 between the Company and Cornell Capital Partners, LP

(A) 4.3 Termination Agreement dated as of March 31, 2005 between the Company and Cornell Capital Partners, LP

(A)  4.4 Certificate of Designations of the Series E Convertible Preferred Stock

(A)  4.5 Warrant

31.1 Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted  Pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Adopted Pursuant to Section 302 of the Sarbanes-Oxley Certification Pursuant to 18 U.S.C. Section 1350, as Act of 2002

32.1 Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted  Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted  Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002

     (A) Previously filed with the Securities and Exchange Commission as an Exhibit to the Report on 8-K (Commission File No. 1-51695), as filed on April 19, 2005, and incorporated herein by reference.

(b) Reports on Form 8-K:


     Form 8-K, Items 1.01 and 9.01, dated February 2, 2005 regarding a Standby Equity Distribution Agreement with Cornell Capital Partners, LP for the sale of common stock.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        AVITAR, INC.
                                        (Registrant)




Dated:  May 13, 2005                    /S/ Peter P. Phildius
                                        -----------------------------------
                                        Peter P. Phildius
                                        Chairman and Chief
                                        Executive Officer
                                        (Principal Executive Officer)




Dated:  May 13, 2005                    /S/ J.C. Leatherman, Jr.
                                        ---------------------------
                                        J.C. Leatherman, Jr.
                                        Chief Financial Officer
                                        (Principal Accounting and
                                        Financial Officer)

                                  EXHIBIT INDEX


Exhibit No.               Document

(A) 4.1 Securities Purchase Agreement dated as of April 14, 2005 between the Company and Cornell Capital Partners, LP


(A) 4.2 Registration Rights Agreement dated as of April 14, 2005 between the Company and Cornell Capital Partners, LP

(A) 4.3 Termination Agreement dated as of March 31, 2005 between the Company and Cornell Capital Partners, LP

(A)  4.4 Certificate of Designations of the Series E Convertible Preferred Stock

(A)  4.5 Warrant

31.1 Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted  Pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Adopted Pursuant to Section 302 of the Sarbanes-Oxley Certification Pursuant to 18 U.S.C. Section 1350, as Act of 2002

32.1 Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted  Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted  Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002


     (A) Previously filed with the Securities and Exchange Commission as an Exhibit to the Report on 8-K (Commission File No. 1-51695), as filed on April 19, 2005, and incorporated herein by reference.