Form 10QSB
period 2005-06-30
AVITAR INC /DE/
filed 2005-08-15
CIK 814008

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2005.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
                            COMMON STOCK: 179,110,838
                              AS OF AUGUST 5, 2005

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

Item 1.     FINANCIAL STATEMENTS

                          Avitar, Inc. and Subsidiaries
                           Consolidated Balance Sheet
June 30, 2005
                                   (Unaudited)

---------------------------------------------------------------------------------------------------------------
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                        $   514,844
     Accounts receivable, net                                                             458,931
     Inventories                                                                          376,171
     Prepaid expenses and other current assets                                            130,197
                                                                                     -------------
          Total current assets                                                          1,480,143

PROPERTY AND EQUIPMENT, net                                                               215,998
GOODWILL, net                                                                             238,120
OTHER ASSETS                                                                              294,058
                                                                                     -------------
          Total Assets                                                                $ 2,228,319
                                                                                     =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
     Notes payable                                                                    $   339,441
     Convertible notes payable                                                            372,171
     Accounts payable                                                                     523,633
     Accrued expenses                                                                     805,168
     Deferred income                                                                      116,050
                                                                                     -------------
          Total current liabilities                                                     2,156,463
                                                                                     -------------

REDEEMABLE CONVERTIBLE PREFERRED STOCK                                                  1,700,000
                                                                                     -------------

COMMITMENTS

STOCKHOLDERS' DEFICIT:
     Series A,B, C, E and 6% convertible preferred stock, $.01 par value; authorized
          5,000,000 shares;  44,630 shares issued and outstanding                             447
     Common Stock, $.01 par value; authorized 300,000,000 shares;
          173,277,505 shares issued and outstanding                                     1,732,773
     Additional paid-in capital                                                        51,228,549
     Accumulated deficit                                                              (54,589,913)
                                                                                     -------------
                                                                                     -------------
         Total stockholders' deficit                                                   (1,628,144)
                                                                                     -------------
         Total Liabilities and Stockholders' Deficit                                  $ 2,228,319
                                                                                     =============


     See accompanying notes to consolidated financial statements.

                          Avitar, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)

-------------------------------------------------------------------------------------------------------------------
                                                         THREE MONTHS ENDED JUNE 30,   NINE MONTHS ENDED JUNE 30,
                                                         ----------------------------------------------------------
                                                            2005           2004           2005            2004
                                                         ------------   ------------   ------------   -------------
SALES                                                    $ 1,233,087      $ 967,292    $ 3,224,350     $ 2,804,682
                                                         ------------   ------------   ------------   -------------

OPERATING EXPENSES
     Cost of sales                                           911,377        658,307      2,341,320       1,980,009
     Selling, general and administrative expenses          1,208,606        835,872      3,173,564       2,227,684
     Research and development expenses                       181,008        157,971        560,757         385,638
                                                         ------------   ------------   ------------   -------------
          Total operating expenses                         2,300,991      1,652,150      6,075,641       4,593,331
                                                         ------------   ------------   ------------   -------------

LOSS FROM OPERATIONS                                      (1,067,904)      (684,858)    (2,851,291)     (1,788,649)
                                                         ------------   ------------   ------------   -------------

OTHER INCOME (EXPENSE)
     Interest expense and financing costs                    (81,288)      (182,619)      (117,657)       (324,301)
     Other inccome, net                                            8            649          1,153           9,756
                                                         ------------   ------------   ------------   -------------
          Total other expense, net                           (81,280)      (181,970)      (116,504)       (314,545)
                                                         ------------   ------------   ------------   -------------

LOSS FROM CONTINUING OPERATIONS                           (1,149,184)      (866,828)    (2,967,795)     (2,103,194)
                                                         ------------   ------------   ------------   -------------

DISCONTINUED OPERATIONS
   Income (loss) from operations of USDTL                          -              -              -           4,447
   Loss from the disposal of USDTL                                 -              -              -         (17,235)
                                                         ------------   ------------   ------------   -------------
   Loss from discontinued operations                               -              -              -         (12,788)
                                                         ------------   ------------   ------------   -------------

                                                         ------------   ------------   ------------   -------------
NET LOSS                                                 $(1,149,184)    $ (866,828)   $(2,967,795)    $(2,115,982)
                                                         ============   ============   ============   =============

BASIC AND DILUTED LOSS PER SHARE FROM CONTINUING
   OPERATIONS (Note 9)                                       $ (0.01)       $ (0.01)       $ (0.03)        $ (0.04)
                                                         ============   ============   ============   =============

BASIC AND DILUTED LOSS PER SHARE (Note 9)                    $ (0.01)       $ (0.01)       $ (0.03)        $ (0.04)
                                                         ============   ============   ============   =============

WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING-BASIC AND DILUTED                160,598,894    108,821,108    146,206,417     102,419,332
                                                         ============   ============   ============   =============

     See accompanying notes to consolidated financial statements.

                          Avitar, Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Deficit
                         Nine Months Ended June 30, 2005
                                   (Unaudited)

                                               Preferred Stock        Common Stock                                       Total
                                               ................. .......................
                                                                                           Additional    Accumulated  Stockholders'
                                               Shares    Amount    Shares      Amount     paid-in capital  deficit      Deficit
-------------------------------------------------------  ------- ------------ ----------  -------------- ------------ ------------
Balance at September 30, 2004                   46,130    $ 462  123,118,165  $1,231,182    $49,657,819  ($51,556,850) $ (667,387)

Sale of common stock                                                  23,479        235           2,565                     2,800

Conversion of Series A convertible
    preferred stock into common stock           (1,500)     (15)  17,173,239    171,732        (171,717)           -            -

Conversion of Series A redeemable
    convertible preferred stock into                                                                                            -
    common stock                                     -        -   27,102,900    271,027       1,572,018            -    1,843,045

Conversion of Series E preferred stock               -        -    3,909,027     39,090         160,910                   200,000

Payment of convertible preferred stock
    dividend for Series A preferred stock            -        -      874,963      8,750          56,518      (65,268)           -

Financing costs associated with issuance
    of Series A redeemable convertible
    preferred stock                                                                            (124,525)                 (124,525)
                                                                                                                                -
Financing costs associated with issuance                                                                                        -
    of Series E redeemable convertible                                                         (165,000)                 (165,000)
    preferred stock

Beneficial conversion feature and fair value
    of warrants in connection with
    notes payable.                                                                              125,718                   125,718

Common stock issued in connection
    with establishing equity credit line                           1,075,732     10,757         114,243                   125,000

Net loss                                             -        -            -          -               -   (2,967,795)  (2,967,795)
-------------------------------------------------------  ------- ------------ ----------  -------------- ------------ ------------

Balance at June 30, 2005                        44,630     $447  173,277,505  $1,732,773    $51,228,549  ($54,589,913)($1,628,144)
-------------------------------------------------------  ------- ------------ ----------  -------------- -------------------------

     See accompanying notes to consolidated financial statements.

                          Avitar, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

-------------------------------------------------------------------------------------------------------------------
                                                                                       NINE MONTHS ENDED JUNE 30,
                                                                                     ------------------------------
                                                                                        2005                 2004
                                                                                     ------------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                       $ (2,967,795)     $ (2,115,982)
     Adjustments to reconcile net loss to
          net cash used in operating activities:
               Loss from disposal of discontinued operation                                    -            17,235
               Depreciation and amortization                                             116,307            86,810
               Amortization of debt discount and deferred financing                       66,570           101,084
               Amortization of deferred rent expense                                      93,575            72,780
               Common stock for interest on long-term debt                                     -           114,236
               Loss on extinguishment of long-term debt                                        -            66,000
               Changes in operating assets and liabilities:
                   Accounts receivable                                                   176,806            61,757
                   Inventories                                                           (27,318)         (137,858)
                   Prepaid expenses and other current assets                              44,283            14,132
                   Other assets                                                         (161,385)           36,007
                   Accounts payable and accrued expenses                                (337,997)         (945,534)
                   Deferred revenue                                                      (76,450)           (3,600)
                                                                                     ------------      ------------
                        Net cash used in operating activities                         (3,073,404)       (2,632,933)
                                                                                     ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchases of property and equipment                                                 (28,967)         (136,901)
     Proceeds from sale of USDTL                                                               -           500,000
                                                                                     ------------      ------------
                        Net cash provided by (used in) investing activities              (28,967)          363,099
                                                                                     ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Sales of common stock, preferred stock and warrants                               2,497,575         1,736,310
     Proceeds from (repayment of) notes payable and long-term debt                       160,764          (184,796)
     Proceeds from convertible notes payable                                             450,000                 -
     Payment of cash dividend on 8% redeemable convertible preferred stock                     -           (16,110)
                                                                                     ------------      ------------
                                    Net cash provided by financing activities          3,108,339         1,535,404
                                                                                     ------------     -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       5,968          (734,430)

CASH AND CASH EQUIVALENTS, beginning of the period                                       508,876         1,130,919
                                                                                     ------------      ------------

CASH AND CASH EQUIVALENTS, end of the period                                        $    514,844      $    396,489
                                                                                     ============      ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during period:
          Income taxes                                                              $          -      $          -
          Interest                                                                  $     16,986      $      9,347

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
    FINANCING ACTIVITIES:

           During the nine months ended June 30, 2005, 958 shares of Series A redeemable convertible preferred stock were converted into 27,102,900 shares of common stock.

           During the nine months ended June 30, 2005, 1500 shares of Series A convertible preferred stock were converted into 17,173,239 shares of common stock.

           During the nine months ended June 30, 2005, 874,963 shares of common were issued as payment of dividends for Series A convertible and redeemable convertible preferred stock.

           During the nine months ended June 30, 2005, warrants to purchase         $     32,802                 -
              700,000 shares of common stock were issued in connection with the issuance of notes payable.

           During the nine months ended June 30, 2005, 1,075,732 shares             $    125,000                 -
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

1.   BASIS OF PRESENTATION

          Avitar,  Inc.  (the  "Company" or "Avitar")  through its  wholly-owned subsidiary Avitar Technologies, Inc. ("ATI") develops, manufactures, markets and sells diagnostic test products and proprietary hydrophilic polyurethane foam disposables fabricated for medical, diagnostics, dental and consumer use. During the first three quarters of FY2005, the Company continued the development and marketing of innovative point of care oral fluid drugs of abuse tests, which use the Company's foam as the means for collecting the oral fluid sample. Through its wholly owned subsidiary, BJR Security, Inc. (`BJR"), the Company provides specialized contraband detection and education services.

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

          The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-QSB and Regulation S-B (including Item 310(b) thereof). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 2005. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended September 30, 2004. The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations and had a working capital deficit as of June 30, 2005 and September 30, 2004 of $676,320 and $388,972, respectively. The Company raised net proceeds aggregating approximately $2,800,000 during the fiscal year ended September 30, 2004 from the sale of stock and warrants. In addition, the Company converted $1,250,000 of long-term debt into preferred stock. During the nine months ended June 30, 2005, the Company raised net proceeds of approximately $2,498,000 from the sale of common stock, preferred stock and warrants and $700,000 from short-term notes. The Company is working with placement agents and investment fund mangers to obtain additional equity financing.




2.   INVENTORIES

         At June 30, 2005, inventories consist of the following:

                Raw Materials                                          $247,812
                Work-in-Process                                          77,858
                Finished Goods                                           50,501
                                                                     ----------
                         Total                                         $376,171
                                                                       ========

3.   DISCONTINUED OPERATIONS

          On December 16, 2003, the Company consummated the sale of USDTL's business and net assets, excluding cash. The Company received $500,000 in cash upon the closing of the sale and is entitled to receive an additional $500,000 as the buyer of USDTL achieves specified revenue targets. Under the terms of the sale, the buyer must pay the Company 10% of certain annual revenues in excess of $1,500,000, less any amounts due from the Company for the purchase of services from the buyer. The Company recorded the $500,000 received in the first quarter of FY2004. Due to the contingent nature of the additional $500,000, the payments will be recorded as they are received. The accompanying financial statements reflect USDTL as a discontinued operation. The following is a summary of the results of operations for USDTL for the three and nine months ended June 30, 2005 and 2004:

                                                     Three Months                       Nine Months
                                                      Ended June 30,                    Ended June 30,

                                                  2005             2004             2005             2004
                                              ------------     ------------    --------------    -----------
         Sales                                $         -      $          -    $            -      $289,501
         Operating expenses                             -                 -                 -       284,223
         Other income (expense)                         -                 -                 -       (18,066)
                                              ------------      ------------   ---------------    ----------
         Loss from discontinued operations    $         -      $          -    $            -     $(12,788)
                                              ============      ============   ===============    ==========



     Other income (expense) for the nine months ended June 30, 2004 includes the loss from the disposal of USDTL of $17,235.


4.   MAJOR CUSTOMERS


         Customers in excess of 10% of total sales are:

                               Three Months Ended June 30,                        Nine Months Ended June 30,
                              -------------------------------                   -----------------------------
                                  2005                 2004                      2005                   2004
                            -------------         ------------               -------------         ----------------
          Customer A        $  348,839            $  226,050                  $ 911,000              $  628,273



          At June 30, 2005, accounts receivable from this major customer totaled approximately $200,562 from sales in the quarter ended June 30, 2005.

5.   NOTES AND CONVERTIBLE NOTES PAYABLE

          Since March 2005, the Company issued short-term notes payable totaling $700,000 to an accredited investor. These notes have a term of six months with $250,000 bearing interest at 1% per month and $450,000 of convertible notes bearing interest at 10% per year. In connection with the notes payable, the holder received warrants to purchase one share of the Company's common stock for each dollar loaned to the Company for a period of three years at exercise prices ranging from $.08 to $.11 per share. The warrants issued to purchase 700,000 shares of common stock associated with these borrowings was recorded as a discount of $32,802 to the debt and is being amortized over the term of the notes. In addition, the entire principal plus accrued interest associated with $450,000 of these short-term notes is convertible into the Company's common stock at a conversion price of the lesser of the closing price of the common stock on the date of the loan or 85% of the average closing price of the common stock for the five (5) trading days preceding the notice of conversion. In no event shall the conversion price be lower than 50% of the closing price of the common stock on the date of the loan. During the three and nine months ended June 30, 2005, $92,915, representing the value of the beneficial conversion feature of these notes, was recorded as a discount to debt and is being amortized over the term of the notes.


6.   REDEEMABLE CONVERTIBLE PREFERRED STOCK

          In the quarter ended June 30, 2005, the Company raised net proceeds of approximately $1,335,000 from the sale of 1,500,000 shares of Series E Redeemable Convertible Preferred Stock with a face value of $1,500,000 and Warrants to purchase 150,000 shares of the Company's common stock. The $1,500,000 of Series E Preferred Stock are convertible into Common Stock at the lesser of $.08 per share or 80% of the average of the three lowest closing bid prices for the ten trading days immediately prior to the notice of conversion, subject to adjustments and limitations, and the Warrants are exercisable at $.084 per share for a period of three years. Prior to entering into the Securities Purchase Agreement for the sale of the Series E Preferred Stock, the Company entered into a Termination Agreement terminating the Standby Equity Distribution Agreement (`SEDA") made as of February 1, 2005 with Cornell Capital Partners, L.P. ("Cornell Capital"). The terms of this SEDA were discussed in detail in Notes 1 and 10 to the Financial Statements and in the Financial Condition and Liquidity Section of Management's Discussion and Analysis of the Company's Report on Form 10-QSB/A filed for the quarter ended December 31, 2004. If Cornell Capital does not enter into a SEDA on identical terms within ninety (90) days after all amounts payable under the Securities Purchase Agreement are satisfied, Cornell Capital has agreed to return to the Company all fees pursuant to the February 2005 SEDA. The fees of 1,075,732 shares of common stock with a value of $125,000 that were paid to Cornell Capital and its placement agent in connection with the SEDA were recorded as deferred financing costs in the quarter ended March 31, 2005 and will be amortized over the 24 month term of the SEDA. The warrants issued in connection with the sale of 1,500,000 shares of preferred stock and the beneficial conversion feature resulted in a deemed dividend of $414,000 being recorded and included in the earnings per share calculation for the three and nine months ended June 30, 2005. As of June 30, 2005, 200,000 shares of this preferred stock had been converted into common stock and 1,300,000 were outstanding.

          In December 2004, the Company sold an additional 1,285 shares of Series A Redeemable Convertible Preferred Stock and Warrants to purchase 600,000 shares of common stock for which it received net proceeds of approximately $1,160,000. The Series A Redeemable Convertible Preferred Stock, with a face value of $1,285,000, is convertible into common stock at the lesser of $.12 per share or 85% of the average of the three lowest closing bid prices, as reported by Bloomberg, for the ten trading days immediately prior to the notice of conversion subject to adjustments and floor prices. The Warrants are exercisable at $.126 per share. The warrants issued in connection with sale of 1,285 shares of preferred stock and the conversion feature resulted in a deemed dividend of $360,000 being recorded and included in the earnings per share calculation for the three and nine months ended December 31, 2004 and June 30, 2005, respectively. As of June 30, 2005, 885 shares of this preferred stock had been converted into common stock and 400 shares were outstanding.

          Upon the occurrence of specific events, the holders of the Series A and Series E Redeemable Convertible Preferred Stock are entitled to redeem these shares under certain provisions of the agreement covering the purchase of the preferred stock. Accordingly, these securities were not classified as equity.

7.   COMMON AND PREFERRED STOCK

          During the nine months ended June 30, 2005, the Company issued 44,276,139 shares of common stock to holders who converted 1500 shares of Series A Convertible Preferred Stock and 1,843 shares of Series A Redeemable Convertible Preferred Stock. As payment of $65,267 of dividends on these converted shares, the Company issued 874,963 shares of the Company's common stock. Dividends for all preferred stock amounted to $152,685 for the nine months ended June 30, 2005 and the total amount of unpaid and undeclared dividends was $210,242.

8.   GOODWILL

          As of September 30, 2004, the Company's goodwill was composed of $238,120 associated with the acquisition of BJR in 2001. In accordance with SFAS No. 142, the Company evaluated the goodwill related to the BJR acquisition and determined that no adjustment to the goodwill balance of $238,120 was deemed necessary at June 30, 2005.

9.   LOSS PER SHARE

          The following data show the amounts used in computing earnings per share:

                                                                Three Months                    Nine Months
                                                              Ended June 30,                    Ended June 30,
                                                      --------------------------        -----------------------------
                                                         2005             2004             2005             2004
                                                      ------------   ------------       ------------     ------------
         Loss from continuing operations              $(1,149,184)   $  (866,828)       $(2,967,795)     $(2,115,982)
         Less:
                Preferred Stock Dividends                 (71,006)       (38,470)          (152,685)         (81,980)
              Deemed dividends in connection
                 with Series A, E and 6% preferred
                 stock sales                             (414,000)      (586,000)          (774,000)      (1,586,000)
                                                       -----------   ------------        -----------      -----------
          Loss attributable to common
                 stockholders from
                 continuing operations                 (1,634,190)    (1,491,298)        (3,894,480)      (3,783,962)
             Add:
             Income (loss) from discontinued
                  operation                                     -              -                  -          (12,788)
                                                      ------------   ------------        -----------      -----------


          Net loss attributable to common
              stockholders used in basic and
                diluted EPS                           $(1,634,190)   $(1,491,298)       $(3,894,480)     $(3,796,750)
                                                      ============   ============       ============     ============

          Weighted average number of
                 common shares outstanding            160,598,894    108,821,108        146,206,417      102,419,332
                                                      ============   ============       ============     ============

           Loss per share applicable to common
                 stockholders before discontinued
                 operations                                $(0.01)        $(0.01)            $(0.03)          $(0.04)
           Impact of discontinued operations                    -              -                  -                -
                                                      ------------   ------------       ------------     ------------
              Basic and diluted loss per share
                  applicable to common
                  stockholders                             $(0.01)        $(0.01)            $(0.03)          $(0.04)
                                                      ============   ============       =============    =============

10.  STOCK OPTIONS

          The Company accounts for its stock-based compensation plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. No stock-based employee compensation cost was reflected in net loss for the quarter and nine months ended June 30, 2005 or 2004, as all options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

          The following table illustrates, in accordance with the provisions of SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                 Three Months Ended June 30,              Nine Months Ended June 30,
                                                      2005             2004               2005                2004
                                                  ------------    -------------       -------------      -------------
Loss available to common shareholders             $(1,634,190)    $(1,491,298)        $ (3,894,480)      $ (3,796,750)
Add: stock based employee compensation
     expense included in reported net loss,
     net of tax                                             -               -                    -                  -
Deduct: total stock based employee
     compensation expense determined
     under the fair value based method for
     all awards, net of tax                           (41,930)        (67,005)            (109,075)          (188,000)
                                                  ------------    ------------         ------------       ------------
Pro forma net loss                                $(1,676,120)    $(1,558,303)         $(4,003,555)       $(3,984,750)
                                                 =============    ============         ============       ============
Loss per share:
Basic and diluted - as reported                   $      (.01)    $      (.01)         $      (.03)       $      (.04)
Basic and diluted - pro forma                            (.01)           (.01)                (.03)              (.04)

The fair value of the Company's stock-based option awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

                                    June 30,                     June 30,
                                      2005                        2004
                                  ----------------            ------------
Risk free interest rate                3.8 %                      2.5%
Expected dividend yield                  -                          -
Expected lives                         5-9 years                  5-9 years
Expected volatility                    80%                         80%

The weighted average fair value of options granted for the three and nine months ended June 30, 2005 was $0.07. The weighted average fair value of options granted for the three and nine months ended June 30, 2004 was $.11 and $0.15, respectively.



11.  SUBSEQUENT EVENTS

          Since June 30, 2005, holders of convertible preferred stock converted 250,000 shares of Series E Convertible preferred stock into 5,833,333 shares of common stock.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
---------------------------------------------------------------------------

     The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing elsewhere in this report.

RESULTS OF OPERATIONS

Revenues

     Sales for the three months ended June 30, 2005 increased $265,795, or approximately 27%, to $1,233,087 from $967,292 for the corresponding period of the prior year. For the nine months ended June 30, 2005, sales increased $419,668, or approximately 15% to $3,224,350 from $2,804,682. The change for the three months ended June 30, 2005 primarily reflects increases in volume of sales of $102,000 for its ORALscreen(R) products and $178,000 for its foam products; offset in part by a decrease of $14,000 in revenue from contraband detection services. The change for the nine months ended June 30, 2005 primarily reflects increases in volume of sales of $196,000 for its ORALscreen(R) products and $279,000 for its foam products; offset in part by a decrease of $54,000 in revenue from contraband detection services.

Operating Expenses

     Cost of sales for the three months ended June 30, 2005 was approximately 74% of sales compared to the cost of sales of approximately 68% of sales for the three months ended June 30, 2004. For the nine months ended June 30, 2005, the cost of sales was 73% compared to 71% of sales for the same period of Fiscal 2004. The change for Fiscal 2005 resulted primarily from a shift in the product mix (48% in Fiscal 2005 versus 44% in Fiscal 2004) to the lower margin foam products, a change in customer mix for the ORALscreen products and an increase of $79,000 for a defective lot of raw materials for the ORALscreen products during the three months ended June 30, 2005; offset in part by a reduction in warranty expense of approximately $29,000 for the quarter ended June 30, 2005 and $132,000 for the nine months ended June 30, 2005.

     Selling, general and administrative expenses for the three months ended June 30, 2005 increased $372,734, or approximately 45%, to $1,208,606 from $835,872 for the corresponding period of the prior year. For the nine months ended June 30, 2005, selling, general and administrative expenses increased $945,880 or approximately 42%, to $3,173,564 from $2,227,684 for the nine months ended June 30, 2004. The change for the three-month period ended June 30, 2005 primarily reflects the cost of approximately $302,000 for the addition of sales and marketing resources, approximately %51,000 of increased public relations and investor relations consulting expenses and increases in various other administrative expenses of approximately $19,000. The increase for the nine months ended June 30, 2005, included approximately $701,000 for additional sales and marketing resources and approximately $125,000 for public and investor relations consulting expense increases; offset in part by a reduction of approximately $122,000 in various other administrative expenses. The nine month period ended June 30, 2004 included a reduction for accrued royalty expense of approximately $242,000 as a result of management's revision of estimates of amounts due to a former supplier under a product development agreement. With respect to the revision in accrued royalty expenses in Fiscal 2004, the Company, during the term of a product development agreement with the supplier, had accrued the royalties due under this agreement with expectation that the supplier would fulfill the terms of the agreement. However, in 2002, the Company notified the supplier that the supplier had failed to meet the terms of the product development agreement and therefore, under the terms of this agreement, no royalties would be payable. Since being notified, the supplier had done nothing to cure this default. In view of this lapse in time and that other product undertakings by the supplier would prevent the supplier from ever curing any of its defaults under the agreement, there was no longer any need to maintain the royalty reserve for this supplier. In order to achieve revenue growth, the Company will continue to incur increased expenses to hire additional direct sales staff and expand marketing programs during the remainder of FY2005 and beyond.

     Expenses for research and development for the three months ended June 30, 2005 amounted to $181,008 compared to $157,971 for the corresponding period of the prior year, an increase of $23,037. For the nine months ended June 30, 2005, expenses for research and development were $560,757 versus $385,638 for the nine months ended June 30, 2004, an increase of $175,119. The change for the quarter ended June 30, 2005 was primarily attributable to additional personnel and related expenses. For the nine months ended June 30, 2005, the increase was mainly the result of additional personnel and related expenses of approximately $111,000, contracted development and material expenses of approximately $34,000 for ORALscreen product enhancements that included the Drugometer(TM), a single step drug test device introduced in November 2004, and various other development related expenses of approximately $22,000. The Company plans to continue improving and enhancing its ORALscreen products, and therefore will most likely incur increased expenses for research and development during the remainder of FY2005 and beyond.

     Other Income and Expense

     Interest expense and financing costs were $81,288 for the three months ended June 30, 2005 compared to $182,619 incurred during the three months ended June 30, 2004. For the nine months ended June 30, 2005, interest expense and financing costs amounted to $117,657 versus $324,301 for the corresponding period of Fiscal 2004. The decrease for the three months ended June 30, 2005 resulted primarily from interest expense and amortization of deferred financing costs of approximately $100,000 associated with the long-term debt of $1,250,000 that was converted into preferred stock in May 2004. For the nine months ended June 30, 2005, the change primarily reflected the reduction of approximately $206,000 in interest expense and financing costs associated with the long-term debt of $1,250,000 that was converted into preferred stock in May 2004.

     For the nine months ended June 30, 2005, other income amounted to $1,153 compared to $9,798 for the nine months ended June 30, 2004.

     Discontinued Operations

     On December 16, 2003, the Company consummated the sale of the business and net assets, excluding cash, of its USDTL subsidiary. For the three and nine months ended June 30, 2005, no activity was recorded for USDTL compared to a loss of $12,788 for the nine months ended June 30, 2004. The loss for the nine months ended June 30, 2004 resulted from a loss on the disposal of USDTL of $17,235 which was offset in part by income from operations of $4,447 (see Note 3 of the consolidated financial statements).

         Net Loss

     Primarily as a result of the factors described above, the Company had a net loss of $1,149,184 for the three months ended June 30, 2005, as compared to net loss of $866,828 for the three months ended June 30, 2004. For the nine months ended June 30, 2005, the Company had a net loss of $2,967,795 versus $2,115,982 for the corresponding period of Fiscal 2004. The loss per share was $.01 per basic and diluted share for the three months ended June 30, 2005 compared to a loss per share of $.01 per basic and diluted share for the three months ended June 30, 2004. For the nine months ended June 30, 2005, the loss per share was $.03 per basic and diluted share versus a loss per share of $.04 per basic and diluted share for the nine months ended June 30, 2004.

FINANCIAL CONDITION AND LIQUIDITY

     At June 30, 2005, the Company had a working capital deficit of $676,320 and cash and cash equivalents of $514,844. Cash flows from financing activities of approximately $3,100,000 provided the primary source of funding during the nine months ended June 30, 2005 and the Company will continue to rely on this type of funding until profitability is reached. The following is a summary of cash flows for the six month period ended June 30, 2005:

                                                        Nine Months Ended
                                                              June 30,
         Sources (uses) of cash flows                           2005
         ----------------------------                     -------------
         Operating activities                             $(3,073,404)
         Investing activities                                 (28,967)
         Financing activities                               3,108,339
                                                          ------------
         Net decrease in cash and equivalents             $     5,968
                                                          ============

         Operating Activities. The net loss of $2,967,795 (composed of expenses totaling $6,192,145 less revenues of $3,224,350) was the major use of cash by operations. Working capital requirements necessitated the use of $337,997 to pay aging accounts payable and reduce accrued expenses, $161,385 to fund other assets such as a security deposit on the new lease for the facility, and $27,318 to maintain sufficient inventory levels to meet anticipated demand for products during the next quarter. In addition, changes netting $32,167 in various other assets and liabilities further increased the operating cash needs. A decrease in accounts receivable due to cash receipts exceeding billings for ORALscreen products during the second quarter lessened working capital needs by $176,806.

         Investing and Financing Activities. Cash used in investing consisted of cash paid of $28,967 for additions to property, plant and equipment. To finance the business, preferred stock and warrants (as described below) were sold and raised approximately $2,498,000. In addition, short term borrowings generated approximately $611,000 after repayment of certain short-term notes payable.

     During the last quarter FY 2005 and FY2006, the Company's cash requirements are expected to include primarily the funding of operating losses, the payment of outstanding accounts payable, the repayment of certain notes payable, the funding of operating capital to grow the Company's drugs of abuse testing products and services, and the continued funding for the development of its ORALscreen product line.

     In the quarter ended June 30, 2005, the Company raised net proceeds of approximately $1,335,000 from the sale of 1,500,000 shares of Series E Redeemable Convertible Preferred Stock with a face value of $1,500,000 and Warrants to purchase 150,000 shares of the Company's common stock. The $1,500,000 of Series E Preferred Stock are convertible into Common Stock at the lesser of $.08 per share or 80% of the average of the three lowest closing bid prices for the ten trading days immediately prior to the notice of conversion, subject to adjustments and limitations, and the Warrants are exercisable at $.084 per share for a period of three years. Prior to entering into the Securities Purchase Agreement for the sale of the Series E Preferred Stock, the Company entered into a Termination Agreement terminating the Standby Equity Distribution Agreement (`SEDA") made as of February 1, 2005 with Cornell Capital Partners, L.P. ("Cornell Capital"). The terms of this SEDA were discussed in detail in Notes 1 and 10 to the Financial Statements and in the Financial Condition and Liquidity Section of Management's Discussion and Analysis of the Company's Report on Form 10-QSB/A filed for the quarter ended December 31, 2004. If Cornell Capital does not enter into a SEDA on identical terms within ninety
(90) days after all amounts payable under the Securities Purchase Agreement are satisfied, Cornell Capital has agreed to return to the Company all fees pursuant to the February 2005 SEDA. The fees of 1,075,732 shares of common stock with a value of $125,000 that were paid to Cornell Capital and its placement agent in connection with the SEDA were recorded as deferred financing costs in the quarter ended March 31, 2005 and will be amortized over the 24 month term of the SEDA. The warrants issued in connection with the sale of 1,500,000 shares of preferred stock and the conversion feature resulted in a deemed dividend of $414,000 being recorded and included in the earnings per share calculation for the three and nine months ended June 30, 2005. The holder is entitled to redeem these shares under certain provisions of the agreement covering the purchase of the preferred stock.

     Since March 1, 2005, the Company issued short-term notes payable totaling $700,000 to an accredited investor. These notes have a term of six months with $250,000 bearing interest at 1% per month and $450,000 bearing interest at 10% per year. In connection with the notes payable, for each dollar loaned to the Company, the holder received warrants to purchase one share of the Company's common stock for a period of three years at exercise prices ranging from $.08 to $.11 per share. During the three and nine months ended June 30, 2005, $32,802 representing the value for the warrants issued to purchase 700,000 shares of common stock associated with these borrowings was recorded as a discount to debt and is being amortized over the term of the notes. In addition, the entire principal plus accrued interest associated with $450,000 of these short-term notes is convertible into the Company's common stock at a conversion price of the lesser of the closing price of the common stock on the date of the loan or 85% of the average closing price of the common stock for the five (5) trading days preceding the notice of conversion. In no event shall the conversion price be lower than 50% of the closing price of the common stock on the date of the loan. During the three and nine months ended June 30, 2005, $92,915 representing the value of the conversion feature of these notes was recorded as a discount to debt and is being amortized over the term of the notes.

     During December 2004, the Company sold 1,285 shares of Series A Redeemable Convertible Preferred Stock and Warrants to purchase 600,000 shares of common stock for which it received net proceeds of approximately $1,160,000. These shares of Series A Redeemable Convertible Preferred Stock, with face value of $1,285,000, are convertible into common stock at the lesser of $.12 per share or 85% of the average of the three lowest closing bid prices, as reported by Bloomberg, for the ten trading days immediately prior to the notice of conversion subject to adjustments and floor prices. The Warrants are exercisable at $.126 per share. The Warrants issued in connection with the sale of 1,285 shares of the preferred stock and the conversion feature resulted in a deemed dividend of $360,000 being recorded and included in the earnings per share calculation for the three and nine months ended December 31, 2004 and June 30, 2005, respectively. The holder is entitled to redeem these shares under certain provisions of the agreement covering the purchase of the preferred stock.

     The cash available at June 30, 2005 and anticipated customer receipts are expected to be sufficient to fund the operations of the Company through August 2005. Beyond that time, the Company will require significant additional financing from outside sources to fund its operations. The Company plans to continue working with placement agents and/or investment fund managers in order to raise additional capital during the remainder of calendar year 2005 from the sales of equity and/or debt securities. The Company plans to use the proceeds from these financings to provide working capital and capital equipment funding to operate the Company, to expand the Company's business, to further develop and enhance the ORALscreen drug screening systems and to pursue the development of in-vitro oral fluid diagnostic testing products. However, there can be no assurance that these financings will be achieved.

     The Company has accumulated losses that have reduced shareholders' equity to a deficit. As a result, as previously reported, the Company received a letter dated January 30, 2004 from The American Stock Exchange ("AMEX" or the
"Exchange") noting that the Company's 2003 Annual Report on Form 10-KSB indicates that the Company is not in compliance with all the continued listing standards of AMEX. In its letter, the Exchange indicated that, in order to maintain its AMEX listing, the Company must submit a plan that will bring it into compliance with the continued listing standards within 18 months. The Company submitted its plan. On March 17, 2004, the Exchange notified the Company that it had accepted Avitar's plan, which permitted the Company to maintain its listing on the AMEX . More specifically, the Exchange granted the Company an extension through July 2005 subject to periodic reviews by the Exchange. However, to date, the Company has failed to regain compliance with the continued listing standards.


     On August 10, 2005, Avitar, received notice from the Staff of AMEX indicating that the Staff determined to proceed with the filing of an application with the Securities and Exchange Commission to strike the common stock of Avitar from listing and registration on the Exchange. This determination by the Staff was based upon the failure of the Company to achieve compliance with the continued listing standards of AMEX.


     As indicated in the Staff notice, the Company failed to achieve compliance with several continued listing standards of AMEX as set forth in the AMEX Company Guide, specifically, having a deficit of shareholders' equity and losses from continuing operations and/or net losses in its five most recent fiscal years resulting in non-compliance with Sections 1003(a)(i-iii); losses that were so substantial in relation to its overall operations or its existing financial resources resulting in the opinion of the Exchange to be in non-compliance with
Section 1003(a)(iv); and finally its low selling price per share resulting in non-compliance with Section 1003(f)(v).


     Management continues to expect that operating revenues will continue to grow during the remainder of Fiscal 2005 and beyond as employment begins to rise in the United States and the Company is able to convert employers to using ORALscreen, Avitar's oral fluid drug testing products. In order to achieve the revenue growth, the Company has begun to significantly increase its direct sales force and implement an expanded, targeted marketing program. ORALscreen, as an instant on-site diagnostic test, is part of the fastest growing segment of the diagnostic test market. Inventories are currently at appropriate levels for anticipated sales volumes and the Company, with its production capacity and the arrangements with its current contract manufacturing sources, expects to be able to maintain inventories at optimal levels. Based on current sales, expense and cash flow projections, the Company believes that the current level of cash and cash-equivalents on hand and, most importantly, a portion of the anticipated net proceeds from the future financing mentioned above would be sufficient to fund operations until the Company achieves profitability. There can be no assurance that the Company will consummate the above-mentioned financing, or that any or all of the net proceeds sought thereby will be obtained. Furthermore, there can be no assurance that the Company will have sufficient resources to achieve the anticipated growth. Once the Company achieves profitability, the longer-term cash requirements of the Company to fund operating activities, purchase capital equipment, expand the existing business and develop new products are expected to be met by the anticipated cash flow from operations and proceeds from the financings described above. However, because there can be no assurances that sales will materialize as forecasted, management will continue to closely monitor and attempt to control costs at the Company and will continue to actively seek the needed additional capital.

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


RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"), which replaces SFAS 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion no. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. In April 2005, the Securities and Exchange Commission (the "SEC") postponed the effective date of SFAS 123R until the issuer's first fiscal year beginning after June 15, 2005. Under the current rules, the Company will be required to adopt SFAS 123R in the first quarter of fiscal 2006.

     Under SFAS 123R, pro forma disclosures previously permitted will no longer be an alternative to financial statement recognition. The Company must determine the appropriate fair value model to be used for valuing share-based payments to employees, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include modified prospective and retrospective adoption options. Additionally, SFAS 123R clarifies the timing for recognizing compensation expense for awards subject to acceleration of vesting on retirement and also specifies the treatment of excess tax benefits associated with stock compensation.

     In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107") regarding the SEC's interpretation of SFAS 123R and the valuation of share-based payments for public companies. Avitar is evaluating the requirements of SFAS 123R and SAB 107 and expects that the adoption of SFAS 123R will have a material impact on Avitar's consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs" ("SFAS 151"), an amendment of Accounting Research Bulletin ("ARB") No. 43, Chapter 4, "Inventory Pricing". SFAS 151 amends previous guidance regarding treatment of abnormal amounts of idle facility expense, freight, handling costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of the production be based on normal capacity of the production facilities. This pronouncement is effective for the Company for fiscal periods beginning after October 1, 2005. The Company is currently evaluating the effect that the adoption of SFAS 151 will have on its consolidated results of operations and financial condition, but it is expected to have a material impact.

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces APB Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements" An Amendment of APB Opinion No. 28. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by Avitar in the first quarter of fiscal 2007. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition, but does not expect it will have a material impact.



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


ITEM 3.           CONTROLS AND PROCEDURES

     (a)  Evaluation of Disclosure Controls and Procedures

     Our management, including our chief executive officer and chief financial officer, have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2005, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based upon that evaluation, our chief executive officer and chief financial officer have concluded that as of such date, our disclosure controls and procedures in place are adequate and effective.

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

                            PART II OTHER INFORMATION

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     During the quarter ended June 30, 2005 the Company issued to holders of convertible preferred stock 17,806,045 shares of the Company's common stock upon the conversion of their preferred stock. Also during the quarter ended June 30, 2005, the Company issued 264,018 shares of the Company's common stock as payment for dividends on the Series A Preferred Stock. The exemption for registration of these securities is based upon Section 4(2) of the Securities Act because the issuances were made to accredited investors in private placements.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

       Exhibit No.              Document

     (A) 4.1 Securities Purchase Agreement dated as of June 3, 2005 between the Company and Cornell Capital Partners, LP

     (A) 4.2 Registration Rights Agreement dated as of June 3, 2005 between the Company and Cornell Capital Partners, LP

     (A) 4.3 Certificate of Designations of the Series E Convertible Preferred Stock

     (A)  4.4 Warrant


          31.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          31.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(A) Previously filed with the Securities and Exchange Commission as an Exhibit to the Report on 8-K (Commission File No. 1-51695), as filed on June 3, 2005, and incorporated herein by reference.

(b) Reports on Form 8-K:


         Form 8-K, Items 1.01, 1.02, 3.02 and 9.01, dated April 19, 2005 regarding a private placement to Cornell Capital Partners, LP Distribution Agreement with Cornell Capital Partners, LP for the sale of preferred stock and warrants.

         Form 8-K, Items 1.01 and 9.01, dated June 3, 2005 regarding a private placement to Cornell Capital Partners, LP Distribution Agreement with Cornell Capital Partners, LP for the sale of preferred stock and warrants.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     AVITAR, INC.
                                                     (Registrant)




Dated:  August 15, 2005                         /S/ Peter P. Phildius
                                                ---------------------
                                               Peter P. Phildius
                                               Chairman and Chief
                                               Executive Officer
                                               (Principal Executive Officer)




Dated:  August 15, 2005                         /S/ J.C. Leatherman, Jr.
                                                ---------------------------
                                               J.C. Leatherman, Jr.
                                               Chief Financial Officer
                                               (Principal Accounting and
                                               Financial Officer)

                                  EXHIBIT INDEX



       Exhibit No.              Document

     (A) 4.1 Securities Purchase Agreement dated as of June 3, 2005 between the Company and Cornell Capital Partners, LP

     (A) 4.2 Registration Rights Agreement dated as of June 3, 2005 between the Company and Cornell Capital Partners, LP

     (A) 4.3 Certificate of Designations of the Series E Convertible Preferred Stock

     (A)  4.4 Warrant


          31.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          31.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(A) Previously filed with the Securities and Exchange Commission as an Exhibit to the Report on 8-K (Commission File No. 1-51695), as filed on June 3, 2005, and incorporated herein by reference.