Form 10KSB
period 2005-09-30
AVITAR INC /DE/
filed 2006-01-25
CIK 814008

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2005
                               ------------------

                         Commission file number: 1-15695

                                  AVITAR, INC.
-------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)
         Delaware                                         06-1174053
------------------------------------            --------------------------------
(State or other jurisdiction of incorporation   (I.R.S. Employer Identification
         or organization)                                 No.)

-------------------------------------------------------------------------------
65 Dan Road, Canton, MA                                           02021
(Address of principal executive offices)                       (Zip code)

Issuer's telephone number: (781) 821-2440

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:
                                 Title of Class
                                  Common Stock

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

Check mark whether the Registrant is a shell company: Yes          No    X
                                                          -----        -----

Issuer's revenues for its most recent fiscal year: $4,508,914

                               Page 1 of 91 pages.
                       Exhibit Index is on page 36 hereof.

The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming solely for purposes hereof that all directors and officers of the Registrant are "affiliates") as of January 6, 2006: $1,995,438

The approximate number of shares of Common Stock outstanding (including shares held by affiliates of the Registrant) as of January 20, 2006: 216,117,438

Documents incorporated by reference:        NONE

Transitional Small Business Disclosure Format (check one): Yes     ;  No   X
                                                               ----       ----

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Introduction

     Avitar, Inc. (the "Company" or "Avitar"), through its wholly-owned subsidiary Avitar Technologies, Inc. ("ATI"), develops, manufactures, markets and sells diagnostic point of contact tests and customized proprietary hydrophilic polyurethane foam applications for medical, diagnostics, dental and consumer use. During the fiscal year ended September 30, 2005 ("Fiscal 2005"), the Company continued the development and marketing of innovative point of care oral fluid drugs of abuse tests, which use the Company's foam as the means for collecting the oral fluid sample. Through its wholly-owned subsidiary, BJR Security, Inc. (`BJR"), the Company provides specialized contraband detection and education services.

     During the audit for Fiscal 2005, the Company was advised by its independent registered public accounting firm that the method used to account for sales of certain convertible preferred stock and convertible notes and the issuance of warrants was not in accordance with the requirements of Emerging Issues Task Force ("EITF") Issue No. 00-19. The statements of stockholders' deficit as of September 30, 2003 and 2004 and for the year ended September 30, 2004 and the statement of operations for the year ended September 30, 2004 included in this Form 10-KSB have been restated to correct this error in accounting for the issuance of various securities and the derivative features embedded therein. The effects of these restatements are described in Note 1 of the Consolidated Financial Statements. The Company will file a report on Form 8-K describing the need to restate the financial statements included in the reports on Form 10-QSB filed for the quarters ended December 31, 2004, March 31, 2005 and June 30, 2005.

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

Products

     Currently, the Company offers the following products, which utilize its proprietary medical polyurethane foam technology:

     Diagnostic Test Products and Drug Detection Services

     The Company makes products and offers services for the diagnostic test applications and contraband detection needs described below. These products accounted for approximately 53% of the Company's revenue in Fiscal 2005 and approximately 57% of the Company's revenue in Fiscal 2004.

     Drugs of Abuse Point of Collection Tests . The Company's ORALscreen (R) and ORALscreen DRUGOMETER(TM) are oral fluid-based, rapid on-site assay systems for detecting drugs of abuse such as opiates (including heroin, morphine, codeine and synthetic opiates like Oxycocone-Oxycontin(R), Percoset(R), Hydrocodone-Vicodin(R) and others), cocaine (including crack), marijuana and methamphetamines (including Meth, Ecstasy and others). These tests are performed on-site and yield accurate results in a 5-15 minute period of time. In addition, Avitar offers ORALconfirm(TM), an oral fluid laboratory test to confirm the results of ORALscreen tests, and ORALscreen OSR(TM), an instrument that automates the reading, recording, reporting and transmitting of results for the ORALscreen tests. The National Institute of Drug Abuse has reported that 10% of workers in the United States abuse drugs, resulting in an annual cost in excess of $110 billion to employers. Currently, approximately $1.5 billion annually is spent in the United States for drugs of abuse tests, the majority of which are for pre-employment testing. Significant advantages exist for saliva to replace urine in many of the drug tests and at the same time, to expand the market where current infrastructure cost limitations prohibit the use of these much needed drug tests. Use of the ORALscreen products will provide employers with the ability to implement a random testing program that has been proven to be a more effective tool for deterring the use of drugs by employees in the workplace. The primary customers for these products are employers, schools, and military services.

     Contraband Detection Services. The Company's highly trained dogs detect the presence of contraband items in a variety of settings including schools, cruise ships, warehouses and other commercial entities. Each dog is task specific, alerting on only one odor (narcotics, explosives or firearms).

     Foam Disposable Products

     The Company produces medical-grade hydrophilic polyurethane foam disposables fabricated for the applications described below. These products accounted for approximately 47% of the Company's revenue in Fiscal 2005 and approximately 43% of the Company's revenue in Fiscal 2004.

     Wound Dressings. Avitar's Hydrasorb(R) ("Hydrasorb") wound dressing product is a highly absorbent topical dressing for moderate to heavy exudating wounds. These dressings have a unique construction that provide a moist wound healing environment which promotes skin growth and closure. The Hydrasorb product is marketed internationally by the Tyco Healthcare , by Abbott Laboratories, Ltd. and other specialty distributors worldwide. In addition to the Hydrasorb line, the Company has custom developed specialty wound dressings for the cardiac catheter lab market as well as the orthopedic market.

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

Development

     The Company employs a product strategy that is based on its expertise in research and development with oral fluid diagnostics, and when appropriate, forming partnerships with market leading companies and recognized persons or entities in diagnostic testing and foam products application areas. With this approach, proprietary products are either developed with internal sources or co-developed through the generation and development of product ideas either internally or through these strategic partnerships. To any such partnership, Avitar contributes the proprietary foam technology, the oral fluid processing expertise, the product design, development and prototyping, and the start-up and commercial-scale manufacturing. The ability of the Company to keep current on technology and purchase new equipment in connection with development of new, improved products will be affected by its existing and future need for, and the availability of, financing.

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

Sales and Marketing

     To sell its ORALscreen products, the Company relies on its direct sales force, its strategic partners and a network of distributors that currently sell to the drugs of abuse testing market. The Company intends to expand its sales and marketing staff from its current level of fourteen (14) full-time employees to at least twenty (20) full-time employees and to continue to explore strategic partnering arrangements with companies that have established distribution channels such as significant diagnostic test and health care product companies and employee related service organizations. Avitar anticipates that such arrangements may involve the grant by Avitar of the exclusive or semi-exclusive rights to sell specific products to specified market segments and/or in particular geographic territories in exchange for a royalty, joint venture or other financial interest. The Company generally has sold, and intends to continue to sell, its wound dressing and custom foam products through large, recognized distributors of dental and medical products and does not anticipate that a large direct sales force will be required for these products. If the Company is unable to establish satisfactory product distribution arrangements in the manner described above, it will be required to devote substantial resources to the expansion of its direct sales force. There can be no assurance that Avitar would have the resources required for such an endeavor.

     To introduce its products to direct customers and targeted distributors, the Company participates in trade shows, and conducts webinars and e-briefings. Avitar also conducts user trials to support the marketing efforts of its distribution partners. The Company believes that these arrangements will be more effective in promoting and distributing its products in view of Avitar's limited resources and the extensive marketing networks of such distributors.

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

     Wound Dressings. In December 1999, the Company entered into a Supply Agreement with the Kendall Company ("Kendall"), now owned by Tyco Healthcare, for the distribution of its Hydrasorb products in the United States beginning January 1, 2000. In August 2000, the Company amended this Supply Agreement to permit Kendall to distribute the Hydrasorb products internationally.

     Since November 1993, the Company has maintained a distribution agreement with Knoll Pharma (the "Knoll Agreement") pursuant to which Knoll, now owned by Abbott Laboratories, Ltd., was granted the right to distribute Hydrasorb products throughout Canada. The Knoll Agreement provides that Hydrasorb products are to be sold at agreed upon prices (subject to annual inflation adjustments) and that certain minimum quantities are maintained.

     Custom Foam Products. Custom medical foam products (including the Illizarov dressing and certain nasal and sinus products) are marketed and distributed (in the United States and abroad) primarily by Smith & Nephew on a non-exclusive basis pursuant to an oral agreement.

Manufacturing and Supply

     The Company's only manufacturing facility is located in Canton, Massachusetts and as of September 30, 2005, comprises approximately 37,000 square feet, of which 10,000 square feet are currently being used for administrative and office space and 27,000 square feet are being used for product manufacturing and warehousing.

     Given the use of certain products in the diagnostic tests, medical and dental markets, the Company is required to conform to the Food and Drug Administration ("FDA") Good Manufacturing Practice regulations, International Standard Organization ("ISO") rules and various other statutory and regulatory requirements applicable to the manufacture and sale of medical devices. Avitar is subject to inspections by the FDA at all times. See "Government Regulation".

     The Company does not have written agreements with most of its suppliers of raw materials and laboratory supplies. While the Company purchases some product components from single sources, most of the supplies used can be obtained from more than one source. Avitar acquires the same key component for its customized foam products and Hydrasorb wound dressings from a single supplier. The Company also purchases a main component of its ORALscreen products from one source.
Avitar's current suppliers of such key components are the only vendors which presently meet Avitar's specifications for such components. The loss of these suppliers would, at a minimum, require the Company to locate other satisfactory vendors, which would result in a period of time during which manufacturing and sales of products utilizing such components may be suspended and could have a material adverse effect on Avitar's financial condition and operations. Avitar believes that alternative sources could be found for such key components and expects that the cost of such components from an alternative source would be similar. The Company also believes that alternative sources of supply are available for its remaining product components and that the loss of any such supplier would not have a material adverse effect upon Avitar's business.


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

     Although Avitar may not have the development resources of many of its competitors, the Company believes its product design and development experience allows it to compete favorably in providing innovative products and services in Avitar's markets. Of the approximately five (5) instant oral fluid based drugs of abuse testing products currently being offered, Avitar's ORALscreen represents one of the most comprehensive, state-of-the-art test for drugs of abuse currently being provided. Furthermore, the Company believes that its Hydrasorb wound dressings, and custom foam products possess qualities with significant advantages over competing products, including cost effectiveness. In addition to the Company's national sales force, ChoicePoint, Quest and many smaller, local companies are marketing and distributing the Company's ORALscreen products. Tyco, Abbott and mediBayreuth ("Medi") are distributing the Company's Hydrasorb wound dressings. See "Products", "Sales and Marketing".

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

     The Company believes that its product markets are highly fragmented with many different companies competing with regard to a specific product or product category. As a result, Avitar's competition varies from product to product. Avitar's primary competitors in the wound dressing market include Bristol Meyers Squibb, Johnson & Johnson, Smith and Nephew, 3M and Acme United. In the drugs of abuse test market, the largest competitors are Varian Instruments, American BioMedica Corp., OraSure Technologies, Inc. and Cozart Bioscience Ltd.

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

Product Liability; Insurance Coverage

     The testing, marketing and sales of diagnostic test, medical and dental products and services entail a high risk of product liability and professional liability claims by consumers and others. Claims may be asserted against the Company by end-users of any of Avitar's products. As of September 30, 2005, the Company had product liability insurance coverage in the amount of $7,000,000. No claims had been asserted against this coverage. This insurance will not cover liabilities caused by events occurring prior to the time such policy was purchased by the Company or liabilities caused by events occurring after such policy is terminated or for claims made after 60 days following termination of the policy. Further, certain distributors of diagnostic test, medical and dental products require minimum product liability insurance coverage as a condition precedent to purchasing or accepting products for distribution.

Employees

     At September 30, 2005, the Company had 67 full-time employees, including 4 in research and development, 42 in manufacturing, supply, and direct service operations, 14 in sales and marketing and 7 in administration. None of the employees is subject to a collective bargaining agreement. The Company believes its relationship with its employees to be satisfactory.

ITEM 2.           DESCRIPTION OF PROPERTY

     The Company leases approximately 40,000 square feet of space that includes 37,000 square feet in Canton, Massachusetts for its manufacturing facility and administrative offices until June 2010 and approximately 3,000 square feet in Gainesville, Texas for the contraband detection service operation of BJR until February 2006. The current annual rent is approximately $305,000 for the Canton facility (excluding assessment for operating expenses) and $24,000 for the Gainesville facility. All facilities are in satisfactory condition for their purposes.

ITEM 3.           LEGAL PROCEEDINGS

     Not applicable

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable



                                            Part II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Market Price Data. The Company's Common Stock is quoted on the Over The Counter Bulletin Board ("OTCBB") under the symbol AVRN.OB From March 6, 2000 until August 26, 2005, the Company's Common Stock had been traded on the American Stock Exchange ("AMEX") under the symbol AVR. The table below sets forth the high and low sales prices for the Company's Common Stock as quoted on AMEX for the periods indicated, except for the last month of the Fourth Quarter of Fiscal 2005 as quoted on the OTCBB.

                                                     High    Low
         Fiscal 2004
              First Quarter                            .32      .15
              Second Quarter                           .37      .18
              Third Quarter                            .24      .10
              Fourth Quarter                           .14      .08

         Fiscal 2005
              First Quarter                            .21      .06
              Second Quarter                           .16      .08
              Third Quarter                            .11      .05
              Fourth Quarter                           .07      .01

     As of January 20, 2006 the last sales price for the Company's Common Stock was $.01 per share.

     Holders. The Company had approximately 350 owners of record and, it believes, in excess of 9,000 beneficial owners of the Company Common Stock as of December 16, 2005.

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

     Issuances of securities without registration during the fourth quarter of Fiscal 2005. During the quarter ended September 30, 2005 the Company issued 8,923,889 shares of common stock to holders of Series A Redeemable Convertible Preferred Stock upon the conversion of their preferred stock and the payment of related dividends. The Company also issued 8,410,653 shares of common stock to holders of Series E Redeemable Convertible Preferred Stock upon the conversion of their preferred stock. The exemption for registration of these securities is based upon Section 4(2) of the Securities Act because the issuances were made to accredited investors in private placements.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing elsewhere in this report.

Restatement

     As indicated in Item 1 above and Note 1 of the Consolidated Financial Statements, the statements of stockholders' deficit as of September 30, 2003 and 2004 and for the year ended September 30, 2004 and the statement of operations for the year ended September 30, 2004 included in this Form 10-KSB have been restated to correct an error in accounting for the issuance of various securities and the derivative features embedded therein.The effects of these restatements are described in Note 1 of the Consolidated Fianancial Statements and the discussions below are based on restated information.


Results of Operations


Revenues

     Sales for the fiscal year ended September 30, 2005 ("Fiscal 2005") increased $460,367, or approximately 11%, to $4,508,914 from $4,048,547 for the fiscal year ended September 30, 2004 ("Fiscal 2004"). The results for Fiscal 2005 primarily reflect the increase in the volume of sales of its OralScreen(R) products of approximately $162,000 and foam products of approximately $364,000; offset in part by a decrease in revenue from contraband detection services of approximately $66,000.


Operating Expenses

     Costs of sales were approximately 71% of sales in Fiscal 2005 compared to approximately 67% of sales for Fiscal 2004. The change for Fiscal 2005 resulted primarily from a shift in the product mix to the lower margin foam products (47% in Fiscal 2005 versus 44% in Fiscal 2004), a change in customer mix for the ORALscreen products and an increase of $79,000 for a defective lot of raw materials for the ORALscreen products; offset in part by a reduction in warranty expense of approximately $134,000.

     Sales, general and administrative expenses for Fiscal 2005 increased $928,561, or approximately 27%, to $4,329,331 from $3,400,770 for Fiscal 2004.
The change for Fiscal 2005 primarily included approximately $885,000 for additional sales and marketing resources and approximately $132,000 for public and investor relations consulting expense increases; offset in part by a reduction of approximately $70,000 in legal expenses, approximately $54,000 in general consulting expenses, approximately $38,000 in stock exchange fees and approximately $168,000 in various other administrative expenses. Fiscal 2004 included a reduction for accrued royalty expense of approximately $242,000 as a result of management's revision of estimates of amounts due to a former supplier under a product development agreement. With respect to the revision in accrued royalty expenses in Fiscal 2004, the Company, during the term of a product development agreement with the supplier, had accrued the royalties due under this agreement with expectation that the supplier would fulfill the terms of the agreement. However, in 2002, the Company notified the supplier that the supplier had failed to meet the terms of the product development agreement and therefore, under the terms of this agreement, no royalties would be payable. Since being notified, the supplier had done nothing to cure this default. In view of this lapse in time and that other product undertakings by the supplier would prevent the supplier from ever curing any of its defaults under the agreement, there was no longer any need to maintain the royalty reserve for this supplier. In order to achieve revenue growth, the Company will continue to incur increased expenses to hire additional direct sales staff and expand marketing programs beyond FY2005.

     Research and development expenses for Fiscal 2005 were $724,254 compared to $564,831 for Fiscal 2004. The increase was mainly the result of additional personnel and related expenses of approximately $117,000 and material and consulting expenses of approximately $45,000 for enhancements to ORALscreen products; offset in part by reductions in various other development related expenses of approximately $3,000. The Company plans to continue improving and enhancing its ORALscreen products, and therefore will most likely incur increased expenses for research and development beyond FY2005.

     As of October 1, 2004, the Company's goodwill was $238,120 which was associated with the acquisition of BJR in 2001. In Fiscal, 2005, an adjustment to the $238,120 of goodwill associated with the BJR acquisition was deemed necessary. Based on the limited operating results of the business and the preliminary estimates of its fair value, the Company recorded an impairment of goodwill of $100,000 in Fiscal 2005.


Other Income and Expense

     Other income for Fiscal 2005 was $1,628,152 as compared to other income of $561,370 for the fiscal year ended September 30, 2004. The amount for Fiscal 2005 reflected an increase in income of approximately $1,061,000 from changes in the fair market value of derivative securities and warrants (see Notes 1 and 20 of the Consolidated Financial Statements).

     Interest expense and financing costs were $223,864 for Fiscal 2005 compared to $330,298 incurred during Fiscal 2004. The reduction for Fiscal 2005 primarily reflected the reduction of approximately $206,000 in interest expense and financing costs associated with the long-term debt of $1,250,000 that was converted into preferred stock in May 2004 and the reduction in interest expense on various other notes of approximately $51,000; offset in part primarily by interest and financing costs of approximately $151,000 for the notes and convertible notes issued from March to September 2005 and the equity credit line established in February 2005.

     Discontinued Operations

     On December 16, 2003, the Company consummated the sale of the business and net assets, excluding cash, of its USDTL subsidiary. For Fiscal 2005, no activity was recorded for USDTL compared to a loss of $12,788 for Fiscal 2004. The loss for the fiscal year ended September 30, 2004 resulted from a loss on the disposal of USDTL of $17,235 which was offset in part by income from operations of $4,447. In November 2005, the Company reached an arrangement with the new owners of USDTL to conclude all outstanding matters related to the sale of USDTL. Under the terms of this agreement, the Company received an immediate lump sum payment of $120,000 rather than waiting for the 10 to 14 years that the Company believed it would take to collect the entire $500,000 (see Notes 3 and 17 of the consolidated financial statements).


Net Loss

     Primarily as a result of the factors described above, the Company had a net loss of $2,433,157, $.03 per basic and diluted share, for Fiscal 2005 compared to a net loss of $2,411,898, $.04 per basic and diluted share, for Fiscal 2004.

Financial Condition and Liquidity

     At September 30, 2005, the Company had a working capital deficit of $799,349 and cash and cash equivalents of $400,363. Our cash flows from financing activities provided the primary source of funding during the year ended September 30, 2005 and the Company will continue to rely on this type of funding until profitability is reached. The following is a summary of cash flows for the year ended September 30, 2005:

                                                        September 30,
         Sources (use) of cash flows                          2005
         Operating activities                           $(4,140,888)
         Investing activities                               (76,518)
         Financing activities                             4,108,893
         Net decrease in cash and equivalents           $  (108,513)

     Operating Activities. The net loss of $2,433,157 (composed of expenses totaling $8,560,223 less sales and other income of $6,127,066) was the major use of cash by operations. When the net loss is adjusted for non-cash expenses such as depreciation and amortization, amortization of debt discounts, deferred financing costs, deferred rent and income from the changes in the fair market value of derivative securities and warrants, the cash needed to finance the net loss was $3,565,328. Working capital requirements necessitated the use of $259,245 to pay aging accounts payable and reduce accrued expenses, $26,063 to finance an increase in inventory levels to meet the expected demand for our products, $142,698 to cover security and other deposits associated with the new facility lease, $28,910 for prepaid expenses and other current assets and $176,250 of prepaid revenue that became actual revenue during the year. In addition, decreases in accounts receivable reduced operating cash needs by $57,606.

     Investing and Financing Activities. Cash of $76,518 was used for additions to property, plant and equipment. To fulfill the major financing requirements of the business, the Company through the issuance of notes and convertible notes and sales of preferred stock, common stock and warrants (as described below), generated $4,258,911; of which $150,018 was used to repay various short-term notes payable.

     During FY2006, the Company's cash requirements are expected to include primarily the funding of operating losses, the payment of outstanding accounts payable, the repayment of certain notes payable, the funding of operating capital to grow the Company's drugs of abuse testing products and services, and the continued funding for the development of its ORALscreen product line.

     During the last month of Fiscal 2005, the Company secured a financing commitment from accredited investors for the sale of up to $3,000,000 of secured convertible notes and five-year warrants to purchase up to 6,000,000 shares of common stock. In September 2005, the Company received the first installment of this financing and executed convertible notes with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC in the total principal amount of $1,000,000 which is payable at maturity in September 2008. Interest on these notes is 8% and is payable quarterly in cash or the Company's common stock at the option of the Company. The Company issued warrants to purchase 2,000,000 shares of common stock at $.25 per share for five (5) years in connection with these notes. In addition, the entire principal plus any accrued and unpaid interest associated with these notes is convertible, at the holder's option, into the Company's common stock at a conversion price of 65% of the average of the three (3) lowest intraday trading prices of the common stock for the twenty (20) trading days preceding the date that the holders elect to convert. A discount to debt totaling $320,500 ($283,500 for the fair value of the conversion feature of these notes and $37,000 for the value of the warrants issued in connection with these notes) was recorded during FY2005 and is being amortized over the term of the notes. A liability of approximately $321,000 was recorded for the fair value of the warrants issued in connection with the $1,000,000 of notes and the conversion feature. Fees of approximately $150,000 incurred in connection with securing these loans were recorded as a deferred financing charge. The collateral pledged by the Company to secure these notes included all assets of the Company. The Company agreed in the September 2005 private placement to increase sufficient authorized but unissued shares of common stock as required for the up to $3 million of convertible notes and 6 million warrants. Accordingly, for several reasons, the Board of Directors of the Company proposed a one-for-fifty (1 for
50) reverse stock split and the shareholders voted to approve the reverse stock split at the Annual Meeting held on January 18, 2006. During October 2005, the Company received the second installment of this financing and executed convertible notes payable with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC in the total principal amount of $1,000,000 which is payable at maturity in October 2008. Interest and terms for these notes are identical to those described above for the $1,000,000 of convertible notes issued to the same investors in September 2005. The Company issued warrants to purchase 2,000,000 shares of common stock at $.25 per share for five (5) years in connection with these notes.

     In April and June, the Company raised net proceeds of approximately $1,335,000 from the sale of this1,500,000 shares of Series E Redeemable Convertible Preferred Stock with a face value of $1,500,000 and Warrants to purchase 150,000 shares of the Company's common stock. The shares of Series E Preferred Stock are convertible into Common Stock at the lesser of $.08 per share or 80% of the average of the three lowest closing bid prices for the ten trading days immediately prior to the notice of conversion, subject to adjustments and limitations, and the Warrants are exercisable at $.084 per share for a period of three years. Prior to entering into the Securities Purchase Agreement for the sale of the Series E Preferred Stock, the Company entered into a Termination Agreement terminating the Standby Equity Distribution Agreement (`SEDA") made as of February 1, 2005 with Cornell Capital Partners, L.P. ("Cornell Capital"). The terms of this SEDA were discussed in detail in Notes 1 and 10 to the Financial Statements and in the Financial Condition and Liquidity Section of Management's Discussion and Analysis of the Company's Report on Form 10-QSB/A filed for the quarter ended December 31, 2004. If Cornell Capital does not enter into a SEDA on identical terms within ninety (90) days after all amounts payable under the Securities Purchase Agreement for the Series E Preferred Stock are satisfied, Cornell Capital has agreed to return to the Company all fees pursuant to the February 2005 SEDA. Upon satisfaction of these requirements, the Company plans to reinstate the SEDA with Cornell Capital. The fees of 1,075,732 shares of common stock with a value of $125,000 that were paid to Cornell Capital and its placement agent in connection with the SEDA were recorded as deferred financing costs in Fiscal 2005 and are being amortized over the 24 month term of the SEDA. The warrants issued in connection with the sale of 1,500,000 shares of preferred stock and the conversion feature resulted in a deemed dividend of $1,087,000 being recorded and included in the earnings per share calculation for the year ended September 30, 2005. A liability of approximately $1,087,000 was recorded for the fair value of the warrants issued in connection with the sale of these 1,500,000 shares of preferred stock and the conversion feature. As of September 30, 2005, 500,000 shares of this preferred stock had been converted into 12,319,680 shares of common stock and 1,000,000 were outstanding. The holder is entitled to redeem these shares under certain provisions of the agreement covering the purchase of the preferred stock.

     Since March 1, 2005, the Company issued short-term notes payable of $250,000 and convertible notes payable totaling $650,000 to an accredited investor. These notes have a term of six months with $250,000 bearing interest at 1% per month and $650,000 bearing interest at 10% per year. In connection with the notes payable, for each dollar loaned to the Company, the holder received warrants to purchase one share of the Company's common stock for a period of three years at exercise prices ranging from $.08 to $.11 per share. During Fiscal 2005, $38,237 representing the value of the warrants issued to purchase 900,000 shares of common stock associated with these borrowings was recorded as a discount to debt and is being amortized over the term of the notes. In addition, the entire principal plus accrued interest associated with the $650,000 of short-term convertible notes is convertible into the Company's common stock at a conversion price of the lesser of the closing price of the common stock on the date of the loan or 85% of the average closing price of the common stock for the five (5) trading days preceding the notice of conversion. In no event shall the conversion price be lower than 50% of the closing price of the common stock on the date of the loan. A discount to debt totaling $172,930 ($156,800 for the fair value of the conversion feature of these notes and $16,130 for the value of the warrants issued in connection with these notes) was recorded during FY2005 and is being amortized over the term of the notes. A liability of approximately $173,000 was recorded for the fair value of the warrants issued in connection with the $650,000 of notes and the conversion feature.

     During December 2004, the Company sold 1,285 shares of Series A Redeemable Convertible Preferred Stock and Warrants to purchase 600,000 shares of common stock for which it received net proceeds of approximately $1,160,000. These shares of Series A Redeemable Convertible Preferred Stock, with face value of $1,285,000, are convertible into common stock at the lesser of $.12 per share or 85% of the average of the three lowest closing bid prices, as reported by Bloomberg, for the ten trading days immediately prior to the notice of conversion subject to adjustments and floor prices. The Warrants are exercisable at $.126 per share. A liability of approximately $1,058,260 was recorded for the fair value of the warrants issued in connection with the sale of the 1,285 shares of preferred stock, the put option and the conversion feature (see Note 19 to the Consolidated Financial Statements). The warrants issued in connection with the sale of 1,285 shares of preferred stock, the put right and the conversion feature resulted in a deemed dividend of $1,058,260 being recorded and included in the earnings per share calculation for the year ended September 30, 2005. As of September 30, 2005, 1,135 shares of this preferred stock had been converted into 22,607,777 shares of common stock and 150 shares were outstanding. The holder is entitled to redeem these shares under certain provisions of the agreement covering the purchase of the preferred stock. During October 2005, the remaining 150 shares of Series A redeemable convertible preferred stock, with a face value of $150,000, were redeemed by the Company for $155,417 in cash which included accrued dividends of $5,417.

     As security for full and faithful performance of all provisions of the lease renewal for the facility at Canton, MA, the Company had to furnish to the landlord an irrevocable letter of credit in the amount of $150,000. The letter of credit was obtained from a bank that requires the Company to maintain $150,000 on deposit with the bank as full collateral for the letter of credit.

     The cash available at September 30, 2005, the proceeds received in October from the second installment of the financing described above, the proceeds received as settlement of the agreements with the owners of USDTL, the anticipated customer receipts and the proceeds expected from the last installment of the $3,000,000 convertible note financing are expected to be sufficient to fund the operations of the Company through March 2006. Beyond that time, the Company will require significant additional financing from outside sources to fund its operations. The Company plans to continue working with placement agents and/or investment fund managers in order to raise additional capital during FY2006 from the sales of equity and/or debt securities. The investors involved in the September 2005 convertible note financing described above have expressed their intent to provide an additional $2,000,000 of financing on terms to be negotiated. The Company plans to use the proceeds from these financings to provide working capital and capital equipment funding to operate the Company, to expand the Company's business, to further develop and enhance the ORALscreen drug screening systems and to pursue the development of in-vitro oral fluid diagnostic testing products. However, there can be no assurance that these financings will be achieved. In addition, the Company may consider selling assets and/or operations, including BJR. However, at the present time, there can be no assurances that the Company would be successful in these efforts.

     The Company has accumulated losses that have reduced shareholders' equity to a deficit. As a result, as previously reported, the Company received a letter dated January 30, 2004 from The American Stock Exchange ("AMEX" or the
"Exchange") noting that the Company's 2003 Annual Report on Form 10-KSB indicates that the Company is not in compliance with all the continued listing standards of AMEX. In its letter, the Exchange indicated that, in order to maintain its AMEX listing, the Company must submit a plan that will bring it into compliance with the continued listing standards within 18 months. The Company submitted its plan. On March 17, 2004, the Exchange notified the Company that it had accepted Avitar's plan, which permitted the Company to maintain its listing on the AMEX. More specifically, the Exchange granted the Company an extension through July 2005 subject to periodic reviews by the Exchange. However, the Company did not regain compliance with the continued listing standards.

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

     As indicated in the Staff notice, the Company failed to achieve compliance with several continued listing standards of AMEX as set forth in the AMEX Company Guide, specifically, having a deficit of shareholders' equity and losses from continuing operations and/or net losses in its five most recent fiscal years resulting in non-compliance with Sections 1003(a)(i-iii); losses that were so substantial in relation to its overall operations or its existing financial resources resulting in the opinion of the Exchange to be in non-compliance with
Section 1003(a)(iv); and finally its low selling price per share resulting in non-compliance with Section 1003(f)(v). Consequently, the Company's common stock was officially delisted by the AMEX on August 29, 2005.

       Required payments for debt and minimum rentals are as follows:
-----------------------------------------------------------------------------------

Fiscal                     Operating     Short-          Long-
Year                         Leases    Term Debt(1)    Term Debt(2)      Total
-----------------------------------------------------------------------------------
2006                      $304,531       $918,945      $        -      $1,223,476
2007                       312,656              -               -         312,656
2008                       330,781              -       1,000,000       1,330,781
2009                       348,906              -               -         348,906
2010                       271,875              -               -         271,875
-----------------------------------------------------------------------------------

Total minimum payments  $1,568,749       $918,945      $1,000,000      $3,487,694


(1) Does not include interest which ranges from 7-12% per annum (See Note 8 to Consolidated Financial Statements).

(2) Does not include interest of 8% per annum, payable quarterly (See Note 9 to Consolidated Financial Statements).

     Management continues to expect that operating revenues will grow during Fiscal 2006 and beyond as employment continues to rise in the United States and employers expand their use of random drug testing, and the Company is able to convert employers to using ORALscreen, Avitar's oral fluid drug testing products. In order to achieve the revenue growth, the Company has begun to significantly increase its direct sales force and implement an expanded, targeted marketing program. ORALscreen, as an instant on-site diagnostic test, is part of the fastest growing segment of the diagnostic test market. Inventories are currently at appropriate levels for anticipated sales volumes and the Company, with its production capacity and the arrangements with its current contract manufacturing sources, expects to be able to maintain inventories at optimal levels. Based on current sales, expense and cash flow projections, the Company believes that the current level of cash and cash-equivalents on hand and, most importantly, a portion of the anticipated net proceeds from the future financing mentioned above would be sufficient to fund operations until the Company achieves profitability. There can be no assurance that the Company will consummate the above-mentioned future financings, or that any or all of the net proceeds sought thereby will be obtained. Furthermore, there can be no assurance that the Company will have sufficient resources to achieve the anticipated growth. Once the Company achieves profitability, the longer-term cash requirements of the Company to fund operating activities, purchase capital equipment, expand the existing business and develop new products are expected to be met by the anticipated cash flow from operations and proceeds from the financings described above. However, because there can be no assurances that sales will materialize as forecasted, management will continue to closely monitor and attempt to control costs at the Company and will continue to actively seek the needed additional capital.

     As a result of the Company's recurring losses from operations and working capital deficit, the report of its independent registered public accounting firm relating to the financial statements for Fiscal 2005 contains an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern. Such report states that the ultimate outcome of this matter could not be determined as of the date of such report (November 30, 2005 except for Note 17 which is as of December 21, 2005). The Company's plans to address the situation are presented above. However, there are no assurances that these endeavors will be successful or sufficient.

Recent Accounting Pronouncements


     In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"), which replaces SFAS 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion no. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. In April 2005, the Securities and Exchange Commission (the "SEC") postponed the effective date of SFAS 123R until the issuer's first fiscal year beginning after June 15, 2005. Under the current rules, the Company will be required to adopt SFAS 123R in the second quarter of fiscal 2006.

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

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs" ("SFAS 151"), an amendment of Accounting Research Bulletin ("ARB") No. 43, Chapter 4, "Inventory Pricing". SFAS 151 amends previous guidance regarding treatment of abnormal amounts of idle facility expense, freight, handling costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of the production be based on normal capacity of the production facilities. This pronouncement is effective for the Company for fiscal periods beginning after October 1, 2005. The Company is currently evaluating the effect that the adoption of SFAS 151 will have on its consolidated results of operations and financial condition, but it is not expected to have a material impact.

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

Critical Accounting Policies

     The Company's significant accounting policies are listed in Note 2 to the consolidated financial statements for the year ended September 30, 2005. However, certain of its accounting policies require the application of significant judgment by its management, and such judgments are reflected in the amounts reported in the consolidated financial statements. The Company considers its accounting policies with respect to revenue recognition, use of estimates, long-lived assets and goodwill as the most critical to its results of operations and financial condition.

     Revenue Recognition

     The Company recognizes revenue from product sales upon shipment and delivery with delivery being made F.O.B. to the carrier. Revenues from the sales of services are recognized in the period the services are provided. These revenues are recognized provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable and collection is deemed probable. If uncertainties regarding customer acceptance exist, the Company recognizes revenue when those uncertainties are resolved. Amounts collected or billed prior to satisfying the above revenue recognition criteria are recorded as deferred revenue.

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

     As of September 30, 2005, the Company had a net carrying amount of goodwill of approximately $138,000 (see Note 6 in the Notes to the Consolidated Financial Statements).

     Valuation of Derivative Securities

     The Company accounts for the value of warrants issued and conversion and put features granted to investors as part of the private placement of securities or debt in accordance with the provisions of EITF Issue No. 00-19. Under ETIF No. 00-19, the amount of the liability (Note 20 of the Consolidated Financial Statements) is calculated on the date of sale or issuance of the securities or debt based on a valuation utilizing a market value approach. This approach determines the fair value of the securities sold by the Company by using one or more methods that compare these securities to similar securities that have been sold. The liability is marked-to-market adjusted to fair value at the end of each quarter and the change recorded to other income (expense).


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

     We base our forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees of future performance and, as noted above are subject to risks, uncertainties and assumptions including in addition, among other things:

     -    continued losses and cash flow deficits;
     - the continued availability of financing in the amounts, at the times and on the terms required to support our future business;
     -    uncertain market acceptance of our products;
     - accuracy, reliability and patent concerns regarding our products and technology;
     -    competition; and
     -    reliance on key personnel.

     Words such as "expect," "anticipate," "intend," "plan," "believe," "estimate" and variations of such words and similar expressions are intended to identify such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Because of these risks, uncertainties and assumptions, the forward-looking events discussed or incorporated by reference in this document may not occur.


ITEM 7.           FINANCIAL STATEMENTS

     Reference is made to the Index on page F-1 of the Consolidated Financial Statements, included herein.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures

     As discussed in Note 20 of our consolidated financial statements, we have restated our statement of stockholders' deficit as of September 30, 2003 and 2004 and for the year ended September 30, 2004 and our statement of operations for the year ended September 30, 2004 to correctly apply GAAP related to our issuance of certain securities.

     Our management, including our chief executive officer and chief financial officer, have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2005, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). As part of its evaluation, management considered the facts and circumstances relating to the restatement described above. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that as of such date, our disclosure controls and procedures in place were not operating effectively.

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

                                            Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The directors and executive officers of the Company and their respective ages and positions with the Company, as of September 30, 2005, along with certain biographical information (based solely on information supplied by them), are as follows:


Name                                Age                       Title
Peter P. Phildius                   75      Chairman of the Board and Chief
                                              Executive Officer/Director
Douglas W. Scott                    59      President and Chief Operating
                                              Officer/Director
Jay C. Leatherman Jr.               61      Vice President, Chief Financial
                                              Officer and Secretary
Richard Anderson                    54      Vice President of Research
                                              and Development
Peter Cholakis                      50      Vice President of Marketing
David Greaves                       47      Vice President of Sales
James Groth (1)(2)                  66      Director
Neil R. Gordon (1)(2)               57      Director
Charles R. McCarthy (1)(2)          66      Director
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

RICHARD ANDERSON

     Dr. Anderson has served as the Company's Vice President of Research and Development since June 2004. He has over 20 years of experience in product development and corporate management in the medical diagnostics and life sciences industries. He has held technology management positions with Genicon Sciences, Nanogen, Inc. (NGEN-NASDAQ) as vice president of product development and, was a co-founder of Biosite Incorporated (BSTE-NASDAQ), a leading supplier of urine-based rapid drugs-of-abuse tests for the clinical diagnostics market. He has also held research and development positions with Hybritech (acquired by Eli Lilly & Company [LLY-NYSE]) and Miles Laboratories.


PETER CHOLAKIS

     Mr. Cholakis has served as the Company's Vice President of Marketing since February 2004. He has over 20 years of senior marketing experience and is leading Avitar's marketing campaign in penetrating the $1.5 billion drugs-of-abuse market with its point-of-care oral fluid drugs-of-abuse test, ORALscreen(R) Before joining Avitar, Mr. Cholakis worked for VFA, a Boston-based enterprise software and services firm as vice president of marketing. Prior to that, he held key marketing and sales positions in the high technology product and consultative service markets.

DAVID GREAVES

     Mr. Greaves has served as the Company's Vice President of Sales since June 2004. He has over 20 years of high technology sales and marketing experience. Prior to joining the Avitar team, he built the sales organizations at growing software companies through their critical $5 million to $20 million stage of revenue growth. Mr. Greaves comes to Avitar from Heroix Corporation, an infrastructure monitoring and management-software company. He also worked as the vice president at Datametrics Corp. (DMTI.PK)/Fortel Inc. (FRTL.PK).

JAMES GROTH

     Mr. Groth has served as a director of the Company since January 1990. Mr. Groth has been President of Mountainside Corporation, a provider of corporate sponsored functions, for over the past 15 years.

NEIL R. GORDON

     Mr. Gordon has served as a director since June 1997. He has been President of N.R. Gordon & Company, Inc., a company that provides a broad range of financial consulting services, since 1995. From 1981 to 1995, he was associated with Ekco Group, Inc. and served as its Treasurer from 1987 to 1995. Mr. Gordon has also served as Director of Financing and Accounting for Empire of Carolina, Inc. He received a Bachelor of Science Degree from Pennsylvania State
University. Mr. Gordon is also a director of Datameg Corporation, a publicly-traded company focused on supplying products and related services that support critical network performance requirements in the voice, data and video communications industry.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

     Section 16(a) of the Securities Exchange Act ("SEC") of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     Based on its review of the copies of such forms received by it, the Company believes that, during Fiscal 2005, all filing requirements applicable to its officers, directors and greater than ten-percent shareholders were met.

Code of Ethics

     Avitar has historically operated under informal ethical guidelines, under which the Company's principal executive, financial and accounting officers, are held accountable. In accordance with these guidelines, the Company has always promoted honest, ethical and lawful conduct throughout the organization. The Company adopted a written code of ethics as of June 2004.

ITEM 10. EXECUTIVE COMPENSATION

     Summary Compensation Table. The following table sets forth compensation earned by or paid to the Chief Executive Officer, Chief Operating Officer and other executive officers for Fiscal 2005 and, to the extent required by applicable Commission rules, the preceding two fiscal years.

                                            Annual Compensation              Long-Term
Name/Position                       Year          Salary(1)     Bonus        Compensation Options
Peter P. Phildius                   2005        $200,000          $0           453,600(2)
(Chairman of the Board/             2004        $200,000          $0                 0
Chief Executive Officer)            2003(4)     $171,661          $0                 0
Douglas W. Scott                    2005        $180,000          $0           237,600(2)
(President/                         2004        $180,000          $0                 0
Chief Operating Officer)            2003(4)     $154,500          $0                 0
Jay C. Leatherman, Jr.              2005        $140,000          $0           157,500(2)
(Chief Financial Officer)           2004        $140,000          $0                 0
                                    2003(4)     $120,616          $0                 0
Douglas Lewis                       2005(3)     $      -          $0                 0
(Vice President/President           2004(3)     $      -          $0                 0
  of USDTL)                         2002        $126,000          $0                 0
Richard Anderson                    2005        $140,000          $0                 0
(Vice President of Research         2004(5)     $      -          $0           400,000(6)
  & Development)                    2003        $      -          $0                 0
Peter Cholakis                      2005        $143,747          $0                 0
(Vice President of                  2004(5)     $      -          $0           400,000(7)
  Marketing)                        2003        $      -          $0                 0
David Greaves                       2005        $184,130          $0                 0
(Vice President of Research         2004(5)     $      -          $0           400,000(6)
  & Development)                    2003        $      -          $0                 0


(1) Does not include amounts reimbursed for business-related expenses incurred by the executive officers on behalf of the Company.

(2) Reflects additional stock options granted to executive officers by the Company's Board of Directors in October 2004.

(3) Resigned on December 1, 2003 as part of the sale of USDTL and therefore did not have any compensation in Fiscal 2005 and had compensation less than $100,000 in Fiscal 2004.

(4)  Reflects temporary salary reductions in effect during Fiscal 2003.

(5)  Compensation was less than $100,000.

(6) Reflects stock options granted to executive officers by the Company's Board of Directors in June 2004.

(7) Reflects stock options granted to executive officers by the Company's Board of Directors in February 2004.

     Stock Option Grants in Last Fiscal Year. Stock options were granted to following executive officers during Fiscal 2005:

                                           % of Total
                                             Options
                           Options         Granted In      Exercise   Expiration
Name                       Granted         Fiscal Year      Price
Date
Peter Phildius             453,600          19.6%          $0.07      10/04/2014
Douglas Scott              237,600          10.3%          $0.07      10/04/2014
Jay Leatherman             157,500           6.8%          $0.07      10/04/2014



     Option Exercises in Last Fiscal Year and Year-Ended Option Values. No stock options or stock appreciation rights were exercised by the executive officers in Fiscal 2005.

     As of September 30, 2005, the executive officers held options as follows, none of which are in the money:

                                            Options                 Value of Options
                                   Total Options  Exercisable   Exercisable    Not Exercisable
      Peter Phildius               2,382,200     1,197,200      $    0        $    0

      Douglas Scott                1,385,600        765,230          0             0
       Jay Leatherman                806,250        392,500          0             0
       Richard Anderson              400,000         80,000          0             0
       Peter Cholakis                400,000         80,000          0             0
       David Greaves                 400,000         80,000          0             0



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

     In July 1999, the Company entered into employment agreements with two executives of USDTL. The agreements provide for annual compensation aggregating $226,000 per year, plus cost-of-living increases and bonuses or commissions, as defined. The agreements terminated on December 1, 2003. Expenses under these agreements totaled approximately $0 and $40,800 in 2005 and 2004, respectively.

     Director Compensation. During Fiscal 2005 in accordance with a plan approved by the Company on September 25, 2001, the Company compensated its non-management directors with a $5,000 annual retainer, $1,000 for each board meeting attended and $500 for each committee meeting attended. In addition, a plan approved by the Company on August 3, 2004 provides for each non-management director to be granted options covering 100,000 shares of the Company's common stock upon initial election to the Board and 75,000 shares of the Company's common stock for each year in which he/she was selected to serve as a director.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the number of shares of the Common Stock beneficially owned as of December 16, 2005 by (i) each person believed by Avitar to be the beneficial owner of more than 5% of the Common Stock; (ii) each director; (iii) the Chief Executive Officer and its four most highly compensated executive officers (other than the Chief Executive Officer) who earn over $100,000 a year; and (iv) all directors and executive officers as a group. Beneficial ownership by the stockholders has been determined in accordance with the rules promulgated under Section 13(d) of the Securities Exchange Act of 1934, as amended. All shares of the Common Stock are owned both of record and beneficially, unless otherwise indicated.

Name and Address of Beneficial Owner (1)            No. Owned             %
-------------------------------------------------------------------------------
Peter P. Phildius (2)(3)(9)(11)                      4,713,835           3.0
Douglas W. Scott (2)(4)(9)(12)                       3,274,016           2.3
Phildius, Kenyon & Scott("PK&S") (2)(9)              1,732,595             *
Jay C. Leatherman, Jr.(2)(5)                           438,380             *
Richard Anderson (2)(15)                                80,000             *
Peter Cholakis (2)(16)                                 160,000             *
David Greaves      (2)(17)                             160,000             *
James Groth (2)(6)(13)                                 277,199             *
Neil R.Gordon (2)(7)                                   318,097             *
Charles R. McCarthy (2)(8)                             350,155             *
David Brown (10)                                    26,013,874          11.3
Gryphon Master Fund, LP (14)                        11,843,320           5.2
All directors and executive officers
  as a group (3)(4)(5)(6)(7)(8)(9)(11)
         (12)(13)(15)(16)(17)                        7,639,087           3.5

*  Indicates beneficial ownership of less than one (1%) percent.

(1) Information with respect to holders of more than five (5%) percent of the outstanding shares of the Company's Common Stock was derived from, to the extent available, Schedules 13D and the amendments thereto on file with the Commission and the Company's records regarding stock issuances.

(2) The business address of such persons, for the purpose hereof, is c/o Avitar, Inc., 65 Dan Road, Canton, MA 02021.

(3) Includes 1,668,120 shares of the Company's Common Stock, options and warrants to purchase 1,313,120 shares of the Company's Common Stock. Also includes the securities of the Company beneficially owned by PK&S as described below in Note 9.

(4) Includes 715,501 shares of the Company's Common Stock and options to purchase 825,920 shares of the Company's Common Stock. Also includes the securities of the Company beneficially owned by PK&S as described below in
     Note 9.

(5) Includes 5,630 shares of the Company's Common Stock, and options to purchase 432,750 shares of the Company's Common Stock.

(6) Includes 74,699 shares of the Company's Common Stock and options to purchase 202,500 shares of the Company's Common Stock.

(7) Includes 90,597 shares of the Company's Common Stock, warrants to purchase 40,000 shares of the Company's Common Stock granted to such director under a consulting agreement to provide services to the Company and options to purchase 187,500 shares of the Company's Common Stock.

(8) Includes 172,655 shares of the Common Stock and options to purchase 177,500 shares of the Common Stock.

(9) Represents ownership of 1,732,595 shares of the Company's Common Stock. PK&S is a partnership of which Mr. Phildius and Mr. Scott are general partners.

(10) The business address for such person is 4101 Evans Avenue, Fort Meyers, FL 33901. Includes 12,113,874 shares of the Company's Common Stock, warrants to purchase 900,000 shares of the Company's Common Stock and notes convertible into 13,000,000 shares of the Company's Common Stock.

(11) Does not include 33,600 shares of the Common Stock owned by Mr. Phildius' wife, all of which he disclaims beneficial ownership.

(12) Does not include 15,000 shares of the Common Stock owned by Mr. Scott's children, all of which he disclaims beneficial ownership.

(13) Does not include 10,929 shares of the Company's Common Stock owned by a trust established for Mr. Groth's children, all of which he disclaims beneficial ownership

(14) The business address for such entity is 500 Crescent Court, #270, Dallas, TX 75201. Represents preferred stock convertible into 11,843,320 shares of the Company's Common Stock, but limited to 9.9% beneficial holding.

(15) Includes options to purchase 80,000 shares of the Company's Common Stock.

(16) Includes options to purchase 160,000 shares of the Company's Common Stock.

(17) Includes options to purchase 160,000 shares of the Company's Common Stock.



     Securities authorized for issuance under equity compensation plans.

                                                  Equity Compensation Plan Information
                                                        As of September 30, 2005

                                                Number of securities to    Weighted-average       Number of securities
                                                be issued upon exercise    exercise price of      remaining available for
                                                of outstanding options,    outstanding options,   future issuance under
                                                warrants and rights        warrants and rights    equity compensation
                                                                                                  plans (excluding
                                                                                                  securities reflected in

                       Plan category                     (a)                     (b)                    (c)
                 -----------------------------------------------------------------------------------------------------------
                 Equity compensation plans
                 approved by security
                 holders                              742,500                  $.41                    107,500
                 Equity compensation plans
                 not approved by security
                 holders                            8,963,250                  $.37                  6,036,750
                           Total                    9,705,750                  $.38                  6,144,250

     See information concerning compensation plans not approved by shareholders in Consolidated Financial Statements, Note 13, Stockholders' Equity, Common Stock Purchase Warrants and Stock Options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     PK&S, a 1.8 % beneficial owner of the Company, provided consulting services to the Company from September 1989 to May 1995. On May 28, 1992, the Company entered into a written consulting agreement with PK&S, which reflected the provisions of a previous oral agreement approved by the Company's Board of Directors in October 1990. Pursuant to its arrangement with the Company, PK&S provided the services of each of Messrs. Phildius and Scott to the Company.

     On May 19, 1995, the Company's Consulting Agreement ended and was replaced by the Employment Agreements with Messrs. Phildius and Scott (See "Employment Agreements"). As requested by Messrs. Phildius and Scott and approved by the Company's Board of Directors, the salary and benefits provided under the Employment Agreements will be paid directly to PK&S. Under the terms of the current employment agreements with Peter Phildius and Douglas Scott described above, the Company pays their salaries and related expenses directly to PK&S. The aggregate of salaries, fringe benefits and reimbursement of expenses paid to PK&S by the Company on behalf of Messrs. Phildius and Scott for fiscal years 2005 and 2004 totaled $414,709 and $420,103 respectively.


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

(F)  3.2 Complete Copy of Bylaws

(G) 4.1 Certificate of Designations, Rights and Preferences of Series A Redeemable Convertible Preferred Stock

(C) 4.2 Certificate of Designations, Rights and Preferences of Series B Redeemable Convertible Preferred Stock

(D) 4.3 Certificate of Designations, Rights and Preferences of Series C Redeemable Convertible Preferred Stock

(I) 4.4 Certificate of Designations, Rights and Preferences of Series E Redeemable Convertible Preferred Stock

(J) 4.5 Form of Callable Secured Convertible Note issued in the aggregate principal amount of $1 million on September 23, 2005.

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

(K) 20.1 Definitive Proxy Statement for Annual Meeting scheduled for January 18, 2006

     21.1    Subsidiaries of the Company
     23.1    Consent of BDO Seidman, LLP
     31.1    Rule 13a-14(a)/15d-14(a) Certification
     31.2    Rule 13a-14(a)/15d-14(a) Certification
     32.1    Section 1350 Certification
     32.2    Section 1350 Certification

---------------------------------------------------

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

(E)  Omitted.

(F) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Annual Report for the fiscal year ended September 30, 2002 (Commission File No.1-51695) as amended, and incorporated herein by reference.

(G) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Current Report for the event occurred on May 25, 2004 (Commission File No. 1-15695), and incorporated herein by reference.

(H) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Annual Report for the fiscal year ended September 30, 2004 (Commission File No. 1-51695), and incorporated herein by reference.

(I) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Current Report for the event occurred on April 19, 2005 (Commission File No. 1-15695), and incorporated herein by reference.

(J) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Current Report for the event occurred on September 23, 2005 (Commission File No. 1-15695), and incorporated herein by reference.

(K) Previously filed with the Securities and Exchange Commission on December 16, 2005 (Commission File No. 1-15695), and incorporated herein by reference.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     During Fiscal 2005 and Fiscal 2004, the Company retained its principal auditor, BDO Seidman, LLP to provide services in the following categories and amounts:

                                                               2005             2004
   Audit Fees (services in connection with the audit
     of the Company's financial statements, review of
     the Company's quarterly reports on Form 10-QSB
     and statutory or regulatory filings or engagements)   $ 138,445        $ 127,020

   Audit Related Fees (assurance and related services)     $       -        $       -

   Tax Fees (services in connection with the
      Preparation of the Company's tax returns)            $  14,500        $  12,000

   All Other Fees                                          $       -        $       -

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

Dated: January 24, 2006
                                  AVITAR, INC.
                                  (Registrant)

                                  By:/s/   Peter P. Phildius
                                     -----------------------------------
                                     Peter P. Phildius
                                     Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                                                Title                                Date


/s/     Peter P. Phildius               Chairman of the Board and               January 24, 2006
------------------------------------    Chief Executive Officer
Peter P. Phildius                       (Principal Executive Officer);
                                        and Director

/s/     Douglas W. Scott                President and Chief Operating           January 24, 2006
------------------------------------    Officer and Director
Douglas W. Scott


/s/     J.C. Leatherman, Jr.            Chief Financial Officer and             January 24, 2006
------------------------------------    Secretary (Principal Financial
J.C. Leatherman, Jr.                    and Accounting Officer)


/s/     Neil R .Gordon
------------------------------------    Director                                January 24, 2006
Neil R. Gordon


------------------------------------
/s/     James Groth                     Director                                January 24, 2006
James Groth



/s/    Charles R. McCarthy              Director                                January 24, 2006
---------------------------
 Charles R. McCarthy

                                Avitar, Inc. and
                                  Subsidiaries










                        Consolidated Financial Statements
                     Years Ended September 30, 2005 and 2004

                          Avitar, Inc. and Subsidiaries

                                    Contents




Report of independent registered public accounting firm                      F-2

Consolidated financial statements:

   Balance sheet                                                      F-3 to F-4

   Statements of operations                                                  F-5

   Statements of stockholders' deficit                                       F-6

   Statements of cash flows                                           F-7 to F-9

   Notes to consolidated financial statements                       F-10 to F-41



             Report of Independent Registered Public Accounting Firm


To the Board of Directors and Stockholders
Avitar, Inc.

We have audited the accompanying consolidated balance sheet of Avitar, Inc. and subsidiaries as of September 30, 2005, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the two years in the period ended September 30, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board ("United States"). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avitar, Inc. and subsidiaries as of September 30, 2005, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, the Company has restated its statement of stockholders' deficit as of September 30, 2003 and 2004 and for the year ended September 30, 2004 and its statement of operations for the year ended September 30, 2004.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has working capital and stockholder deficits as of September 30, 2005. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ BDO Seidman, LLP

Boston, Massachusetts
January 20, 2006

                          Avitar, Inc. and Subsidiaries

                           Consolidated Balance Sheet





September 30,                                                      2005
----------------------------------------------------------------------------

Assets

Current:
   Cash and cash equivalents                                     $400,363
   Accounts receivable, less allowance for doubtful
     accounts of $12,000 (Note 15)                                578,131
   Inventories (Note 4)                                           374,916
   Prepaid expenses and other current assets (including
    related party receivables of $5,300)                          203,390
----------------------------------------------------------------------------

     Total current assets                                       1,556,800

Property and equipment, net (Note 5)                              302,734

Goodwill (Note 6)                                                 138,120

Other assets, net (Notes 7)                                       429,954
----------------------------------------------------------------------------

                                                            $   2,427,608
============================================================================



See accompanying notes to consolidated financial statements.

                          Avitar, Inc. and Subsidiaries

                           Consolidated Balance Sheet


September 30,                                                                                          2005
--------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Deficit

Current liabilities:
   Notes payable (Note 8)                                                                      $    309,013
   Convertible notes payable (Note 8)                                                               567,271
   Accounts payable (including $76,000 due to related parties) (Note 19)                            574,595
   Accrued expenses                                                                                 832,959
   Deferred revenue                                                                                  16,250
   Current portion of deferred lessor incentive (Note 10)                                            13,400
   Fair value of warrants (Note 13)                                                                 116,151
   Fair value of embedded derivatives                                                               526,800
--------------------------------------------------------------------------------------------------------------

     Total current liabilities                                                                    2,956,439

Convertible notes payable (Note 9)                                                                  681,596

Deferred lessor incentive, less current portion (Note 10)                                            50,250


     Total liabilities                                                                            3,688,285

 Redeemable convertible preferred stock and convertible
   preferred stock (Note 11)                                                                      3,345,000

 Commitments (Notes 12 and 13)

  Stockholders' deficit (Note 13):
   Series B convertible preferred stock, $.01 par value; authorized 5,000,000 shares;
     5,689 shares issued and outstanding, with aggregate liquidation value -
     Series B - $9,262                                                                                   58
   Common stock, $.01 par value; authorized 300,000,000 shares; 190,659,393 shares
     issued and outstanding                                                                       1,906,594
   Additional paid-in capital                                                                    46,992,195
   Accumulated deficit                                                                          (53,504,524)
--------------------------------------------------------------------------------------------------------------

     Total stockholders' deficit                                                                 (4,605,677)
--------------------------------------------------------------------------------------------------------------

                                                                                               $  2,427,608
==============================================================================================================


See accompanying notes to consolidated financial statements.

                          Avitar, Inc. and Subsidiaries


                      Consolidated Statements of Operations


Years ended September 30,                                            2005             2004
                                                                                (as restated)

Sales (Note 15)                                                   $ 4,508,914    $ 4,048,547
---------------------------------------------------------------------------------------------
Operating expenses:
   Cost of sales                                                    3,182,774      2,713,128
   Selling, general and administrative (Note 18)                    4,329,331      3,400,770
   Research and development                                           724,254        564,831
   Goodwill impairment (Note 6)
                                                                      100,000              -
---------------------------------------------------------------------------------------------
     Total operating expenses                                       8,426,359      6,678,729
---------------------------------------------------------------------------------------------

     Loss from operations                                          (3,827,445)    (2,630,182)
---------------------------------------------------------------------------------------------
Other income (expense):

   Interest expense and financing costs (includes $ 2,398 and
     $ 6,980 to related parties in 2005 and 2004, respectively)
     (Notes 8 and 16)                                                (223,864)      (330,298)
   Other income, net                                                1,618,152        561,370
---------------------------------------------------------------------------------------------

     Total other income (expense), net                              1,394,288        231,072
---------------------------------------------------------------------------------------------
Loss from continuing operations                                    (2,433,157)    (2,399,110)
---------------------------------------------------------------------------------------------
Discontinued operations (Notes 3 and 6):
    Income from operations of USDTL                                         -          4,447
    Loss from disposal of discontinued operations                           -        (17,235)
---------------------------------------------------------------------------------------------
     Loss from discontinued operations                                      -        (12,788)
---------------------------------------------------------------------------------------------
Net loss                                                          $(2,433,157)   $(2,411,898)
---------------------------------------------------------------------------------------------
Preferred stock dividends                                            (197,831)      (145,579)
Deemed dividends in connection with preferred stock sales          (2,145,260)    (1,715,000)
Net loss attributable to common shareholders                      $(4,776,248)   $(4,272,477)
=============================================================================================
Basic and diluted loss per share from continuing
      operations  (Note 13)                                             $(.03)        $ (.04)
---------------------------------------------------------------------------------------------
Basic and diluted net loss per share (Note 13)                          $(.03)        $ (.04)
=============================================================================================


See accompanying notes to consolidated financial statement

                          Avitar, Inc. and Subsidiaries
                Consolidated Statements of Stockholders' Deficit
                                      (Note 13)


                                                                                                                        Additional
                                                                      Preferred Stock              Common Stock           Paid-in
Years ended September 30, 2005 and 2004                             Shares      Amount         Shares       Amount        Capital
------------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2003 (As previously reported)             137,302       $1,372    88,868,196      $888,682     $46,093,947
Adjustment (Note 1)                                                (35,941)        (359)            -             -      (1,207,476)
Balance at September 30, 2003 (As restated)                        101,261      $ 1,013    88,868,196      $888,682     $44,886,471
   Sale of common stock                                                  -            -        36,156           362           4,544
   Sale of preferred stock and warrants, net of expenses               250            3             -             -         771,621
   Conversion of Series A, Series B, Series D, 8% redeemable
     preferred   stock into common stock                           (94,322)        (943)   21,074,721       210,748         729,147
   Exercise of warrants                                                  -            -    11,903,844       119,038        (119,038)
   Payment of preferred stock dividend, Series A preferred stock         -            -        85,848           858           6,237
   Payment of preferred stock dividend, 6% preferred stock               -            -                         -                 -
   Issuance of common stock for interest on long-term debt               -            -     1,149,400        11,494         147,515
   Net loss                                                              -            -             -             -               -
------------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2004 (As restated)                          7,189      $    73   123,118,165    $1,231,182     $46,426,497
------------------------------------------------------------------------------------------------------------------------------------
   Sale of common stock                                                  -            -        71,025           710           4,515
   Conversion of Series A convertible preferred stock into common
     stock                                                          (1,500)         (15)   17,173,239       171,732        (171,717)
   Conversion of Series A redeemable convertible preferred stock
       into common stock                                                                   35,813,659       358,137       2,177,910
    Conversion of Series E redeemable convertible preferred stock
       into common stock                                                                   12,319,680       123,197         593,970
   Payment of preferred stock dividend, Series A preferred stock         -            -     1,087,893        10,879          60,500
   Accretion of mandatorily redeemable preferred stock                                                                   (2,213,723)
   Common stock issued to establish equity credit line                                      1,075,732        10,757         114,243
   Net loss                                                              -            -             -             -               -
------------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2005                                        5,689      $    58   190,659,393    $1,906,594     $46,992,195

                          Avitar, Inc. and Subsidiaries
                Consolidated Statements of Stockholders' Deficit
                                      (Note 13)(Continued)


                                                                                             Total
                                                                       Accumulated       Stockholders'
Years ended September 30, 2005 and 2004                                  Deficit            Deficit
------------------------------------------------------------------------------------------------------
Balance at September 30, 2003 (As previously reported)                 $(48,564,885)      $(1,580,884)
Adjustment (Note 1)                                                               -        (1,207,835)
Balance at September 30, 2003 (As restated)                            $(48,564,885)      $(2,788,719)
   Sale of common stock                                                           -             4,906
   Sale of preferred stock and warrants, net of expenses                          -           771,624
   Conversion of Series A, Series B, Series D, 8% redeemable
     preferred   stock into common stock                                          -           938,953
   Exercise of warrants                                                           -                 -
   Payment of preferred stock dividend, Series A preferred stock             (7,095)                -
   Payment of preferred stock dividend, 6% preferred stock                  (16,110)          (16,110)
   Issuance of common stock for interest on long-term debt                        -           159,009
------------------------------------------------------------------------------------------------------
   Net loss                                                              (2,411,898)       (2,411,898)
------------------------------------------------------------------------------------------------------
Balance at September 30, 2004 (As restated)                            $(50,999,988)     $(3,342,235)
------------------------------------------------------------------------------------------------------
   Sale of common stock                                                           -            5,225
   Conversion of Series A convertible preferred stock into common
     stock                                                                        -                -
   Conversion of Series A redeemable convertible preferred stock
       into common stock                                                       -          2,536,047
    Conversion of Series E redeemable convertible preferred stock
       into common stock                                                       -             717,167
   Payment of preferred stock dividend, Series A preferred stock         (71,379)                  -
   Accretion of mandatorily redeemable preferred stock                                   (2,213,723)
   Common stock issued to establish equity credit line                                      125,000
----------------------------------------------------------------------------------------------------
   Net loss                                                           (2,433,157)        (2,433,157)
----------------------------------------------------------------------------------------------------
Balance at September 30, 2005                                       $(53,504,524)       $(4,605,677)

                          Avitar, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

Years ended September 30,                                                           2005                2004
                                                                                                    (as restated)
----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net loss                                                                  $  (2,433,157)        $ (2,411,898)
   Adjustments to reconcile net loss to net cash used in
    operating activities:
       Loss from disposal of discontinued operation                                      -               17,235
     Depreciation and amortization                                                 147,376              116,230
      Amortization of debt discount and deferred financing costs                   147,827              101,084
     Amortization of deferred rent expense and deferred lessor
          incentive                                                                 90,225              124,766
     Goodwill impairment                                                           100,000                    -
     Income from changes in value of embedded derivatives and warrants          (1,617,599)            (556,862)
     Common stock and warrants for interest on short-term and
          long-term debt                                                                 -              114,236
     Loss on the extinguishment of long-term debt                                        -               66,000
     Changes in operating assets and liabilities:
       Accounts receivable                                                          57,606             (118,176)
       Inventories                                                                 (26,063)             (98,925)
       Prepaid expenses and other current assets                                   (28,910)             (46,199)
       Other assets                                                               (142,698)               1,707
       Accounts payable and accrued expenses                                      (259,245)            (884,309)
----------------------------------------------------------------------------------------------------------------
       Deferred revenue                                                           (176,250)             (20,250)

         Net cash used in operating activities                                  (4,140,888)          (3,595,361)
----------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Purchases of property and equipment                                             (76,518)            (159,466)
   Proceeds from the sale of USDTL                                                       -              500,000


         Net cash provided by (used in) investing activities                       (76,518)             340,534
----------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Repayment of short-term debt                                                   (150,018)            (140,233)
   Repayments of notes payable and long-term debt                                        -              (11,279)
   Proceeds from short-term debt                                                   261,411
----------------------------------------------------------------------------------------------------------------
   Proceeds from the issuance of convertible short-term debt and warrants          650,000
   Net proceeds from the issuance of convertible long-term debt and warrants       850,000
   Sales of preferred stock, common stock and warrants                           2,497,500            2,800,406
   Payment of preferred stock dividend
-                   (16,110)

         Net cash provided by financing activities                               4,108,893            2,632,784
----------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                         (108,513)            (622,043)

Cash and cash equivalents, beginning of year                                       508,876            1,130,919
----------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                                       $     400,363         $    508,876
----------------------------------------------------------------------------------------------------------------

                          Avitar, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows
                                   (Concluded)


Years ended September 30,                                                           2005                 2004
-----------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
   Cash paid during the year for:
     Interest                                                                $  47,682         $   10,843
Supplemental schedule of noncash investing and
  financing activities:

During 2005, 2,093 shares of Series A redeemable convertible preferred stock were converted into 35,813,659 shares of common stock.

During 2005, 1500 shares of Series A convertible preferred stock
      Were converted into 17,173,239 shares of common
      Stock.

During 2005, 1,087,893 shares of common stock were issued as payment of dividends for Series A convertible and redeemable convertible preferred stock.

During 2005, 500,000 shares of Series E redeemable convertible preferred stock were converted into 12,319,680 shares of common stock



During 2005, 1,075,732 shares of common stock were issued as payment of investor and placement agent fees in connection
      with SEDA financing.                                                   $ 125,000         $   32,802



During 2005, lessor provided the Company with leasehold
     improvements of $67,000 as an incentive to renew the lease
     for the facility at Canton, MA.                                         $  67,000         $ 125,000


Years ended September 30,                                                           2005                 2004
------------------------------------------------------------------------------------------------------------------
During 2004, 1,149,400 shares of common stock were issued
          for interest on long-term debt, of which 497,473 shares were payment of accrued interest of $44,773.

During 2004, 700 shares of 8% redeemable convertible preferred stock were converted into 4,666,667 shares of common stock
                                                                                                     $1,250,000


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

1.     Description  of Business and Basis of Presentation


               Avitar, Inc. ("Avitar" or the "Company"), through its wholly-owned subsidiaries, Avitar Technologies, Inc. ("ATI"), and BJR Security, Inc. ("BJR"), designs, develops, manufactures and markets diagnostic test and medical products and provides contraband detection services. Avitar sells its products and services to employers, diagnostic test distributors, large medical supply companies, governmental agencies, schools and corporations. The Company operates in one reportable segment since revenues of its contraband detection business represent an immaterial portion of its total revenues. In December 2003, Avitar consummated the sale of the business and net assets, excluding cash, of its wholly-owned subsidiary, United States Drug Testing Laboratories, Inc. ("USDTL"). The Company received $500,000 in cash upon the closing of the sale and is entitled to receive an additional $500,000 as the buyer of USDTL achieves certain revenue targets. Subsequent to September 30, 2005, the Company negotiated an agreement with the new owners of USDTL to settle all outstanding matters related to the sale of USDTL (see
               Note 17). The USDTL business has been treated as a discontinued operation (see Note 3). Due to the current financial condition at Avitar, the Company may consider selling assets and/or operations, including BJR. However, at the present time, there can be no assurances that the Company would be successful in these efforts.

               The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations and has a working capital deficit of $799,349 and a stockholders' deficit of $1,578,650 as of September 30, 2005. The Company raised net proceeds aggregating approximately $2,498,000 during the year ended September 30, 2005 from the sale of stock and warrants. In addition, the Company raised gross proceeds of $900,000 from short-term convertible notes and $1,000,000 from long-term convertible notes. Subsequent to September 30, 2005, the Company raised gross proceeds of $1,000,000 from long-term convertible notes (see Note 17). The Company is working with placement agents and investment fund mangers to obtain additional equity or debt financing. Based upon cash flow projections, the Company believes the anticipated cash flow from operations and most importantly, the expected net proceeds from future equity financings will be sufficient to finance the Company's operating needs until the operations achieve profitability. There can be no assurances that forecasted results will be achieved or that additional financing will be obtained. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


1.     Description  of Business and Basis  of Presentation (Continued)

               During the audit for Fiscal 2005, the Company was advised by its independent registered public accounting firm that the method used to account for sales of certain convertible preferred stock and convertible notes was not in accordance with the requirements of Emerging Issues Task Force ("EITF") Issue No. 00-19 "Accounting for Derivative Financial Instruments Indexed To and Potentially Settled In, a Company's Own Stock". The statements of stockholders' deficit as of September 30, 2003 and 2004 and for the year ended September 30, 2004 and the statement of operations for the year ended September 30, 2004 included herein have been restated to correct the error in accounting for the issuance of various securities and the derivative features embedded therein. These restatements resulted in a stockholders' deficit of $2,788,719 at September 30, 2003 (an increase of $1,207,835) , a stockholders' deficit of $3,342,235 at September 30, 2004 (an increase of $2,674,847) and a net loss of $2,411,898 for the year ended September 30, 2004 (a decrease of $556,862 or $.01 per share). The Company will file a report on Form 8-K describing the need to restate the financial statements included in the reports on Form 10-QSB filed for the quarters ended December 31, 2004, March 31, 2005 and June 30, 2005.


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

2.     Summary of Significant
       Accounting Policies (Continued)

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

               Senior management reviews accounts receivable on a monthly basis to determine if any receivables could potentially be uncollectible. The Company includes specific accounts receivable balances that are determined to be uncollectible in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on available information, the Company believes its allowance for doubtful accounts as of September 30, 2005 of $12,000 is adequate.

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

         Principles of  Consolidation

               The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

       Revenue  Recognition

               The Company recognizes revenue from product sales upon shipment and delivery with delivery being made F.O.B. to the carrier. Revenue from the sales of services is recognized in the period the services are provided. These revenues are recognized provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable and collection is deemed probable. If uncertainties regarding customer acceptance exist, the Company recognizes revenue when those uncertainties are resolved. Amounts collected or billed prior to satisfying the above revenue

2.     Summary of Significant
       Accounting Policies (Continued)

               recognition criteria are recorded as deferred revenue. The Company does not offer its customers or distributors the right to return product once it has been delivered in accordance with the terms of sale. Product returns, which must be authorized by the Company, occur mainly under the warranties associated with the product. The Company maintains sufficient reserves to handle warranty costs. Price discounts for products are reflected in the amount billed to the customer at the time of delivery. Rebates and payments have not been material and are adequately covered by established allowances.

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

       Goodwill

               Effective October 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". Prior to the adoption of SFAS No. 142, goodwill resulting from the excess of cost over fair value of net assets acquired was amortized on a straight-line basis over 10 years. SFAS No. 142 requires among other things, that companies no longer amortize goodwill, but test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with guidelines in SFAS 142. SFAS 142 is required to be applied to all goodwill and other intangible assets regardless of when those

2.  Summary  of Significant
    Accounting Policies (Continued)

               assets were initially recognized. The Company will recognize an impairment of goodwill if the fair value of the acquired business is determined to be less than the carrying amount of the goodwill. If the Company determines that the goodwill has been impaired, the measurement of the impairment will be equal to the excess of the carrying amount of the goodwill over the amount of the fair value of the asset. If an impairment of goodwill were to occur, the Company would reflect the impairment through a reduction in the carrying value of goodwill. Based on the limited operating results of the business and the estimates of its fair value, the Company recorded an impairment of goodwill for $100,000 in Fiscal 2005 (see Note 6).


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


2.     Summary of
       Significant
       Accounting
       Policies
         (Continued)

         Stock Options

               The Company accounts for its stock-based compensation plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". No stock-based employee compensation cost was reflected in net loss for the years ended 2005 and 2004, as all options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

               The following table illustrates, in accordance with the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

                                                                     Year Ended September 30,
                                                                      2005            2004
                                                                                 (as restated)
               Net loss                                           $(2,433,157)    $(2,411,898)
               Add: stock based employee compensation
                 expense included in reported net loss,
                 net of tax
               -                      -
               Deduct: total stock based employee
                 compensation expense determined
                 under the fair value based method for
                 all awards, net of tax                              (122,238)       (106,400)
               Pro forma net loss                                 $(2,555,385)    $(2,518,298)
               ===============================================================================
               Loss per share:
                 Basic and diluted - as reported                        $(.02)          $(.02)
               Basic and diluted - pro forma                             (.02)           (.02)

2.     Summary of Significant
       Accounting Policies (Continued)

               In determining the pro forma amounts above, the Company estimated the fair value of each option granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants:

                                                   2005            2004
               Risk free interest rate          2.5-3.8 %           2.5%
               Expected dividend yield             -                 -
               Expected lives                   10 years         10 years
               Expected volatility                 80%              80%

               The weighted average fair value of options granted in fiscal 2005 and 2004 was $0.07 and $0.13, respectively.

       Income Taxes

               Income taxes are accounted for using the liability method as set forth in SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred income taxes are provided on the differences in basis of assets and liabilities between financial reporting and tax returns using enacted rates. Valuation allowances have been recorded (see Note 14).

       Fair Value of
       Financial
       Instruments

               The carrying amounts of cash, accounts receivable and accounts payable approximate fair value because of the short-term nature of these items. The current fair values of the short-term and long-term debt approximate fair value because their interest rates approximate prevailing market rates. The fair value of derivative instruments is based on valuations using a market value approach. This approach determines the fair value of the securities sold by the Company by using one or more methods that compare these securities to similar securities that have been sold.

       Advertising

               The Company expenses advertising costs as incurred. Advertising expense was approximately $3,000 and $0 in fiscal 2005 and 2004, respectively.

        Principal Supplier Risk

               The Company does not have written agreements with most of its suppliers of raw materials and laboratory supplies. While the Company purchases some product components from single sources, most of the supplies used can be obtained from more than one source. Avitar acquires the same key component for its customized foam products and Hydrasorb wound dressings from a single supplier. The Company also purchases a main component of its ORALscreen products from one source. Avitar's current suppliers of such key components are the only vendors which presently meet Avitar's specifications for such

      2. Summary of  Significant
          Accounting Policies (Continued)

               components. The loss of these suppliers would, at a minimum, require the Company to locate other satisfactory vendors, which would result in a period of time during which manufacturing and sales of products utilizing such components may be suspended and could have a material adverse effect on Avitar's financial condition and operations. Avitar, believes that alternative sources could be found for such key components and expects that the cost of such components from an alternative source would be similar. The Company also believes that alternative sources of supply are available for its remaining product components and that the loss of any such supplier would not have a material adverse effect upon Avitar's business.


         Derivatives

               The Company has issued and outstanding convertible debt and certain convertible equity instruments with embedded derivative features. The Company analyzes these financial instruments in accordance with SFAS No. 133 and EITF Issue Nos. 00-19 and 05-02 to determine if these hybrid contracts have embedded derivatives which must be bifurcated. In addition, free-standing warrants are accounted for as equity or liabilities in accordance with the provisions of EITF Issue No. 00-19. As of September 30, 2005, the Company could not be sure it had adequate authorized shares for the conversion or exercise of all outstanding instruments due to certain conversion rates which vary with the fair value of the Company's common stock and therefore all embedded derivatives and free standing warrants are recorded at fair value, marked-to-market at each reporting period, and are carried on a separate line of the accompanying balance sheet. If there is more than one embedded derivative, their value is considered in the aggregate.

       New Accounting Pronouncements

               In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"), which replaces SFAS 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion no. 25,
               "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. In April 2005, the Securities and Exchange Commission (the "SEC") postponed the effective date of SFAS 123R until the issuer's first fiscal year beginning after June 15, 2005. Under the current rules, the Company will be required to adopt SFAS 123R in the second quarter of fiscal 2006.

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

2.     Summary of Significant
       Accounting Policies (Continued)

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

               In November 2004, the FASB issued SFAS No. 151, "Inventory Costs" ("SFAS 151"), an amendment of Accounting Research Bulletin ("ARB") No. 43, Chapter 4, "Inventory Pricing". SFAS 151 amends previous guidance regarding treatment of abnormal amounts of idle facility expense, freight, handling costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of the production be based on normal capacity of the production facilities. This pronouncement is effective for the Company for fiscal periods beginning after October 1, 2005. The Company is currently evaluating the effect that the adoption of SFAS 151 will have on its consolidated results of operations and financial condition, but it is not expected to have a material impact.

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

3.     Discontinued Operations

               On December 16, 2003, the Company consummated a sale of USDTL's business and net assets, excluding cash. The Company received $500,000 in cash upon the closing of the sale and is entitled to receive an additional $500,000 as the buyer of USDTL achieves specified revenue targets. Under the terms of the sale, the buyer must pay the Company 10% of certain annual revenues in excess of $1,500,000 beginning with the calendar year ending December 31, 2004, less any amounts due from the Company for the purchase of services from the buyer. Due to the contingent nature of the additional $500,000, the payments will be recorded as revenues when they are received. Subsequent to September 30, 2005, the Company negotiated an agreement with the new owners of USDTL to settle all outstanding matters related to the sale of USDTL (see
               Note 17). The accompanying financial statements have been restated to reflect USDTL as a discontinued operation. Following is a summary of the results of operations of USDTL:

               Years ended September 30,                        2005             2004
               --------------------------------------------------------------------------
               Sales                                        $     -          $   289,501
               Operating expenses                                 -              284,223
               Other expense                                      -              (18,066)
               Loss from discontinued operations            $     -          $   (12,788)
               --------------------------------------------------------------------------
               Other  expense in 2004 includes a loss from the disposal of USDTL of $17,235.

4.     Inventories

               Inventories consist of the following:

               September 30,                                            2005
               ---------------------------------------------------------------
               Raw materials                                     $   201,487
               Work-in-process                                        72,353
               Finished goods                                        101,076
                                                                  -----------
               Total                                             $   374,916
               ===============================================================



5.     Property and Equipment

               Property and equipment consists of the following:

               September 30,                                         2005
               --------------------------------------------------------------

               Equipment                                      $   1,348,687
               Furniture and fixtures                               262,433
               Leasehold improvements                               137,618
               Construction in progress                               9,746
               --------------------------------------------------------------
                                                                  1,758,484

               Less: accumulated depreciation
                 and amortization                                 1,455,750
               --------------------------------------------------------------

                                                              $     302,734
               --------------------------------------------------------------


6.      Goodwill

               As of October 1, 2004, the Company's goodwill was $238,120 which was associated with the acquisition of BJR in 2001. In Fiscal, 2005, an impairment adjustment to the $238,120 of goodwill associated with the BJR acquisition was deemed necessary. Based on the limited operating results of the business and the estimates of its fair value, the Company recorded an impairment of goodwill for $100,000 in Fiscal 2005.


7.     Other Assets

               Other assets consist of the following:

               September 30,                                         2005
               -------------------------------------------------------------

               Patents                                         $   149,966
               Deposits                                              2,000
               Deposit for Letter of Credit (Note12)               150,000
               Deferred Financing Costs                           285,565
               Related party receivables (long-term portion)        4,500
               -------------------------------------------------------------

                                                                  592,031

               Less accumulated amortization                      162,077
               -------------------------------------------------------------

               Other assets, net                               $  429,954
               -------------------------------------------------------------

               Included in the above are patent costs of $149,966 with related accumulation amortization costs of $119,221. The patents have a weighted average amortization period of 7 years. Amortization expense related to the patents was $13,019 and $13,000 for fiscal 2005 and 2004, respectively. Also included in the above are deferred financing costs of $125,000 for the Equity Credit Line established with Cornell Capital Partners, LLC in February 2005 and $160,565 for the convertible notes executed in September 2005 (see Note 9 and 11). Amortization expense related to the deferred financing costs amounted to $42,856 for fiscal 2005.

               Estimated amortization expense for the next five years is as follows:

                                               Deferred
               September 30,      Patents    Financing Costs      Total
               2006               $13,000       $118,022        $131,022
               2007                 8,000         72,356          80,356
                2008                3,000         52,332          55,332
               2009                 2,000              -           2,000
               2010                 2,000              -           2,000
               Thereafter           2,745              -           2,745


8.     Short-Term Debt

               Short-term debt consists of the following:

               September 30,                                                                   2005
               --------------------------------------------------------------------------------------
               Notes Payable:

               Note payable to insurance company,  interest at 9.75%,  payable in monthly principal  installments of $8,393 plus accrued interest
                  through February 2006.                                                     $41,546

               Note payable to insurance  company,  interest at 7.0%,  payable in monthly  installments of  approximately  $5,775 through October
                  2005.                                                                        5,775

               Notes payable to insurance company,  interest at 7.95%, payable in monthly  installments of  approximately  $5,420 through October
                  2005.                                                                        5,425

               Notes payable to insurance  company,  interest at 7.5%, payable in monthly  installments of approximately  $1,253 through February
                  2006.                                                                        6,267

               Notes payable to individual, interest at 1% per month
                  payable in installments of $75,000 on November
                  1, 2005, $25,000 per month from December 2005 to
                  February 2006 and $16,667 per month from April
                  2006 to September 2006.                                                    250,000
               --------------------------------------------------------------------------------------
               Total notes payable                                                           309,013
               --------------------------------------------------------------------------------------

               Convertible notes payable (total face value of $650,000
                  less unamortized discount of $82,729 as of September 30,
                  2005) to individual, interest at 10%, payable in variable
                  monthly installments plus accrued interest
                  from October 1, 2005 to June 2006 (see description below).                 567,271
               --------------------------------------------------------------------------------------
                                                                                            $876,284
               ======================================================================================

               From April to August 2005, the Company executed convertible notes with an individual in the total principal amount of $650,000 with interest at 10%. Each note has a maturity date of six months from the date of the note and is payable in ten monthly installments plus accrued interest commencing on the maturity date of the note. The Company issued warrants to purchase 650,000 shares of common stock at $.033 to $.099 per share for three (3) years in connection with these notes. In addition, the entire principal plus accrued interest associated with these notes is convertible into the Company's common stock at a conversion price of the lesser of the closing price of the common stock on the date of the loan or 85% of the average closing price of the common stock for the five (5) trading days preceding the notice of conversion. In no event shall the conversion price be lower than 50% of the closing price of the common stock on the date of the loan. A discount to debt totaling $172,930 ($156,800 for the value of the conversion feature of these notes and $16,130 for the value of the warrants issued in connection with these notes) was recorded during FY2005 and is being amortized over the term of the notes. The unamortized discount was $82,729 as of September 30, 2005. A liability of approximately $173,000 was recorded for the fair value of the warrants issued in connection with the $650,000 of notes and the conversion feature.

9.     Long-Term Debt

               Long-term debt consists of the following:

               September 30,                                                               2005

               Convertible   notes  payable  (face  value  of  $1,000,000   less
               unamortized  discount of $318,404 as of  September  30,  2005) to investors, maturing September 2008, outstanding principal payable
               at maturity, interest at 8%, payable quarterly.                          $681,596
               ----------------------------------------------------------------------------------
               Long-term debt                                                           $681,596
               ==================================================================================


               In September 2005, the Company executed notes payable with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC in the total principal amount of $1,000,000 which is payable at maturity in September 2008. Interest on these notes is 8% and is payable quarterly in cash or the Company's common stock at the option of the Company. The Company issued warrants to purchase 2,000,000 shares of common stock at $.25 per share for five years in connection with these notes. In addition, the entire principal plus any accrued and unpaid interest associated with these notes is convertible, at the holder's option, into the Company's common stock at a conversion price of 65% of the average of the three lowest intraday trading prices of the common stock for the twenty trading days preceding the date that the holders elect to convert. A discount to debt totaling $320,500 ($283,500 for the fair value of the conversion feature of these notes and $37,000 for the fair value of the warrants issued in connection with these notes) was recorded during FY2005 and is being amortized over the term of the notes. The unamortized discount was $318,404 as of September 30, 2005. Fees of approximately $150,000 incurred in connection with securing these loans were recorded as a deferred financing charge. The collateral pledged by the Company to secure these notes includes all assets of the Company. A liability of approximately $321,000 was recorded for the fair value of the warrants issued in connection with the $1,000,000 of notes and the conversion feature.

10. Deferred Lessor Incentive

               As an incentive to renew the lease of its facility in Canton, MA for a period of five years (see Note 12), the Lessor provided the Company with leasehold improvements of approximately $67,000. Accordingly, the Company recorded a deferred lessor incentive and will amortize it as a reduction to rent expense over the term of the lease. In 2005, $3,350 of the deferred incentive was amortized. As of September 30, 2005, the remaining balance was $63,650 of which, $13,400 was classified as current.


11. Redeemable Convertible
    Preferred Stock and
    Convertible Preferred Stock

               As  of  September  30,  2005,   the  Company  had  the  following
               redeemable    convertible   and   convertible   preferred   stock
               outstanding:


                                                                Less Costs
                                                               and Proceeds
                                                               Allocated to      Accretion
                                                               Warrants and          To
                                   Number         Face         Conversion        Redemption    Carrying
                Instrument        of Shares       Value         Features            Value        Value
                ------------------------------------------------------------------------------------------
                Series E
                Redeemable
                Convertible
                Preferred
                Stock           1,000,000      $1,000,000        $724,667      $ 724,667      $1,000,000

                Series A
                Redeemable
                Convertible
                Preferred
                Stock                 150         150,000         123,532        123,532         150,000

                Series C
                Convertible
                Preferred
                Stock              36,941         195,000               -              -         195,000

                6%
                Convertible
                Preferred
                Stock               2,000       2,000,000               -              -       2,000,000
                -----------------------------------------------------------------------------------------
                Total                                                                         $3,345,000
                -----------------------------------------------------------------------------------------

               The Series C and 6% Convertible Preferred stock are carried on the balance sheet outside of permanent equity as the Company cannot be sure it has adequate authorized shares for their conversion, as of September 30, 2005.

               In the April and June 2005, the Company raised net proceeds of approximately $1,335,000 from the sale of 1,500,000 shares of Series E Redeemable Convertible Preferred Stock with a face value of $1,500,000 and Warrants to purchase 150,000 shares of the Company's common stock. The $1,500,000 of Series E Preferred Stock are convertible into Common Stock at the lesser of $.08 per share or 80% of the average of the three lowest closing bid prices for the ten trading days immediately prior to the notice of conversion, subject to adjustments and limitations, and the Warrants are exercisable at $.084 per share for a period of three years. The warrants issued in connection with the sale of 1,500,000 shares of preferred stock and the conversion feature resulted in a deemed dividend of $1,087,000 being recorded and included in the earnings per share calculation for the year ended September 30, 2005. A liability of approximately $1,087,000 was recorded for the original fair value of the warrants issued in connection with the sale of the 1,500,000 shares of preferred stock and the conversion feature which was $201,903 at September 30, 2005. As of September 30, 2005, 500,000 shares of this preferred stock had been converted into 12,319,680 shares of common stock and 1,000,000 were outstanding. Upon the occurrence of specific events, the holders of the Series E Redeemable Convertible Preferred Stock are entitled to redeem these shares under certain provisions of the agreement covering the purchase of the preferred stock. Accordingly, this security was not classified as permanent equity.

               In December 2004, the Company sold 1,285 shares of Series A Redeemable Convertible Preferred Stock and Warrants to purchase 600,000 shares of common stock for which it received net proceeds of approximately $1,160,000. The Series A Redeemable Convertible Preferred Stock, with a face value of $1,285,000, is convertible into common stock at the lesser of $.12 per share or 85% of the average of the three lowest closing bid prices, as reported by Bloomberg, for the ten trading days immediately prior to the notice of conversion subject to adjustments and floor prices. The Warrants are exercisable at $.126 per share. The warrants issued in connection with the sale of 1,285 shares of preferred stock and the conversion feature resulted in a deemed dividend of $1,058,260 being recorded and included in the earnings per share calculation for the year ended September 30, 2005. A liability of approximately $1,058,260 was recorded for the original fair value of the warrants issued in connection with the sale of the 1,285 shares of preferred stock, and the conversion feature which was $29,820 at September 30, 2005. As of September 30, 2005, 1,135
               shares of this preferred stock had been converted into 22,607,777 shares of common stock and 150 shares were outstanding. Upon the occurrence of specific events, the holders of the Series A Redeemable Convertible Preferred Stock are entitled to redeem these shares under certain provisions of the agreement covering the purchase of the preferred stock. Accordingly, this security was not classified as equity. Subsequent to September 30, 2005, the remaining 150 shares were redeemed by the Company (see Note
               17).

               In May 2004, the Company settled a long-term note of $1,250,000 with a maturity date of August 2005 with 1,316 shares of Series A Redeemable Convertible Preferred Stock. In addition, $66,000 of interest and financing charges for the loss on extinguishment of long-term debt were recorded during 2004. The Series A Redeemable Convertible Preferred Stock, with a face value of $1,316,000, is convertible into common stock at the lesser of $.12 per share or 85% of the average of the three lowest closing bid prices, as reported by Bloomberg, for the ten trading days immediately prior to the notice of conversion subject to adjustments and floor prices. The holder was entitled to redeem these shares under certain provisions of the agreement covering the purchase of the preferred stock. The conversion feature of these preferred shares resulted in a deemed dividend of $329,000 being recorded and included in the earnings per share calculation for 2004. In 2004, 358 shares of the preferred stock, with a face value of $358,000 were converted into 5,163,986 shares of common stock. The remaining 958 shares of this issuance of Series A Redeemable Convertible Preferred Stock, with a face value of $958,000, were converted into 13,205,882 shares of common stock during 2005.

               The 36,941 shares of Series C convertible preferred stock entitle the holder of each share, on each anniversary date of the investment, to convert into the number of shares of common stock derived by dividing the purchase price paid for each share of the preferred stock by the average price of the Company's common stock for the five trading days prior to conversion subject to anti-dilution provisions and receive royalties of 5% of revenues related to disease diagnostic testing from the preceding fiscal year. There were no royalties earned for the years ended September 30, 2005 or 2004. After one year from the date of issuance the Company may redeem in whole or in part, into the number of shares of the Company's common stock derived by dividing the redemption price, as defined, by the average closing price of the Company's common stock for the five trading days prior to the redemption date, and liquidating distributions of an amount per share equal to the amount of unpaid royalties due to the holder in the event of liquidation. During 2005 and 2004, none of these shares was converted into shares of common stock.

               The 2,000 shares of 6% convertible preferred stock entitle the holder to convert, at any time, $1,000,000 invested in 2004 and $1,000,000 invested in 2003 into shares of common stock at a conversion  price of $.216  and  $.15  per  share,  respectively, subject to anti-dilution provisions and to receive annual cash dividends of 6%, payable semi-annually. Warrants to purchase 4,629,630 and 6,666,667 shares of common stock at exercise prices of $.135 and $.05 per share, respectively, that were issued in connection with the preferred stock and conversion feature resulted in a deemed dividend totaling $2,000,000, of which $1,000,000 was recorded and included in the loss per share calculation for each of the years ended September 30, 2004 and September 30, 2003. At September 30, 2004, all the warrants issued in connection with the 6% convertible preferred stock were exercised on a cashless basis into 6,790,124 shares of common stock. Undeclared and unpaid dividends totaled $214,352 and $94,354 at September 30, 2005 and 2004, respectively. No dividends were paid in 2005 or 2004.

12.   Commitments   Leases

               ATI and BJR lease office space under non-cancelable operating leases which expire at various dates through 2010. In July 2005, the Company renewed the lease for ATI's facility at Canton, MA for a period of five (5) years. Under the terms of the renewal, the lessor provided the Company with leasehold improvements of approximately $67,000 (see Note 10). In addition, the Company spent $18,243 for leasehold improvements. Certain additional costs are incurred in connection with the leases and the leases may be renewed for additional periods.

               Rental  expense under all operating  leases charged to operations
               for  the  years  ended   September  30,  2005  and  2004  totaled
               approximately $471,000 and $494,000, respectively.


12.    Commitments
       (Continued)

       Leases  (Continued)

               Future minimum rentals are as follows:

               -----------------------------------------------------------------

               Year ending September 30,                             Operating
               -----------------------------------------------------------------

               2006                                                 $ 304,531
               2007                                                   312,656
               2008                                                   330,781
               2009                                                   348,906
               2010 and thereafter                                    271,875
               -----------------------------------------------------------------

               Total minimum lease payments                        $1,568,749
               =================================================================


        Employment Agreements

               The Company entered into Employment Agreements (the "Employment Agreements") with its two principal executives, which payments thereunder were subsequently assigned to a related party. Pursuant to the Employment Agreements, if Messrs. Phildius and/or Scott are terminated without "Cause" (as such term is defined in the Employment Agreements) by the Company or if Messrs. Phildius and/or Scott terminate their employment as a result of a breach by the Company of its obligations under such Agreements, he will be entitled to receive his annual base salary ($200,000 for Mr. Phildius and $180,000 for Mr. Scott) for a period of up to 18 months following such termination. In addition, if there is a "Change of Control" of the Company (as such term is defined in the Employment Agreements) and, within two years following such "Change of Control", either of Messrs. Phildius or Scott is terminated without cause by the Company or terminates his employment as a result of a breach by the Company, such executive will be entitled to certain payments and benefits, including the payment, in a lump sum, of an amount equal to up to two times the sum of (i) the executive's annual base salary and (ii) the executive's most recent annual bonus (if any). In addition, pursuant to the Employment Agreements, Messrs. Phildius and Scott are each entitled to annual bonus payments of up to $150,000 if the Company achieves certain levels of pre-tax income (as such term is defined in such Agreements) or alternative net income objectives established by the Board of Directors. The agreements renew automatically on an annual basis and may be terminated upon 60 days written notice by either party. Expenses under these agreements totaled approximately $380,000 in each of fiscal years 2005 and 2004.


12.    Commitments
       (Continued)


       Retirement Plan

               In February 1998, the Company adopted a defined contribution retirement plan which qualifies under Section 401(k) of the Internal Revenue Code, covering substantially all employees. Participant contributions are made as defined in the Plan agreement. Employer contributions are made at the discretion of the Company. No Company contributions were made in 2005 or 2004.

         Letter of Credit

               As security for full and faithful performance of all provisions of the lease renewal for the facility at Canton, MA, the Company had to furnish to the landlord an irrevocable letter of credit in the amount of $150,000. The letter of credit was obtained from a bank that requires the Company to maintain $150,000 on deposit with the bank as full collateral for the letter of credit.

13.    Stockholders'
       Equity(Deficit)
       Preferred Stock

               Preferred stock shares outstanding consist of the following:

               September 30,                                  2005
               -----------------------------------------------------
               Series B                                      5,689
               -----------------------------------------------------
               Total                                         5,689
               =====================================================


               The 5,689 shares of Series B convertible preferred stock issued and outstanding entitle the holder of each share to: convert it, at any time, at the option of the holder, into ten shares of common stock subject to antidilution provisions and receive dividends amounting to an annual 8% cash dividend or 10% stock dividend payable in shares of Series B preferred stock computed on the amount invested, at the discretion of the Company. After one year from the date of issuance, the Company may redeem, in whole or in part, the outstanding shares at the offering price in the event that the average closing price of ten shares of the Company's common stock shall equal or exceed 300% of the offering price for any 20 consecutive trading days prior to the notice of redemption; and liquidating distributions of an amount per share equal to the offering price. During 2005, none of these shares was converted into shares of common stock. In 2004, 239 of these shares were converted into 2,390 shares of common stock. Undeclared and unpaid dividends amounted to $6,425 and $4,647 at September 30, 2005 and 2004, respectively. No dividends were paid in 2005 or 2004.


13.    Stockholders'
       Equity(Deficit)
       (Continued)

       Preferred Stock
       (Continued)

               The 1,500 shares of Series A Convertible Preferred Stock, with a face value of $1,500,000, that were outstanding as of September 30, 2004 entitled the holder to receive annual dividends of 4% payable quarterly and convert, at any time, $1,250,000 and $250,000 into shares of common stock at the lesser of $.12 and $.09 per share, respectively, or 85% of the average of the three lowest closing bid prices, as reported by Bloomberg, for the ten trading days immediately prior to the notice of conversion subject to adjustments and floor prices. During 2004, a total of 2,250 shares of the Series A Convertible Preferred Stock, with a face value of $2,250,000 were sold. Warrants to purchase 100,000 and 125,000 shares of common stock at exercise prices of $.126 and $.095 per share, respectively, that were issued in connection with the preferred stock and conversion feature for sales of the preferred stock in 2004 (2,250 shares) resulted in a deemed dividend totaling $386,000 which was recorded and included in the loss per share calculation for the year ended September 30, 2004. As of September 30, 2005, all remaining 1,500 shares of the Series A Convertible Preferred Stock, with a face value of $1,500,000, were converted into 17,173,239 shares of common stock and all dividends thereon were paid. Dividends paid in 2005 and 2004 amounted to $31,001 and $4,201, respectively.


13.    Stockholders'
       Equity(Deficit)
       (Continued)

       Common Stock
       Purchase
       Warrants

               The Company has outstanding warrants entitling the holders to purchase common stock at the applicable exercise price. In fiscal 2005, no warrants were exercised and warrants covering 1,762,150 shares expired. During fiscal 2004, warrants were exercised for 11,903,844 shares and warrants covering 13,126,164 shares expired. In fiscal 2005 and 2004, warrants covering 6,393,766 and 5,207,388 shares were issued, respectively, primarily in connection with convertible notes, common stock and preferred stock issuances. The fair value of warrants for the right to purchase 750,000 shares of common stock related to the preferred stock and redeemable preferred stock issuances in fiscal 2005 amounted to $75,068 that was part of the deemed dividend of approximately $2,145,000 recorded and included in the earnings per share calculation for the year ended September 30, 2005 described in Note 11. This amount was recorded and included in the earnings per share calculation. The fair value of warrants for the right to purchase 4,854,630 shares of common stock related to the preferred stock and redeemable preferred stock issuances in fiscal 2004 resulted in a deemed dividend of approximately $1,715,000 for the warrants and conversion feature. This amount was recorded and included in the earnings per share calculation. The fair value of the warrants for the right to purchase 5,566,666 shares of common stock issued in 2005 for discount on notes payable and deferred financing costs related to convertible notes amounted to approximately $76,368. The fair value of outstanding warrants at September 30, 2005 is included on a separate line on the accompanying balance sheet. The following is a summary of outstanding warrants (all of which are exercisable) at September 30, 2005.

                                                                 Exercise            Shares         Expiration     Fair
                                                                   Price            Issuable           Date       Value
----------------------------------------------------------------------------------------------------------------------------
       Warrants issued in connection with services in 2001      $.71-$.79            55,000           2006        $     77

       Warrants issued in connection with common
         stock issuances in 2002                                     $.85           700,000           2007             884

       Warrants issued in connection with long-term
          note payable in 2002                                       $.31           675,000           2007           2,144

       Warrants issued in connection with discounts on
          notes payable in 2003                                 $.01-$.25           213,000           2006           1,618

       Warrants issued in connection with common stock
          sales in 2003                                         $.20-$.30         4,326,946      2005-2007           6,781

        Warrants issued to placement agent in connection
          with sales of preferred stock in 2003                      $.20           100,000           2006             161

        Warrants issued in connection with deferred rent
          costs associated with restructure of facility
          lease in 2003                                              $.20         1,500,000           2013          15,821

         Warrants issued in connection with preferred stock
          sales in 2004                                       $.095-$.126           225,000           2009           1,387

         Warrants issued to placement agent in connection
          with sales of preferred stock in 2003               $.095-$.126           135,000           2009             950

         Warrants issued in connection with preferred stock
           sales in 2005                                      $.084-$.126           750,000      2008-2009          12,923

         Warrants issued to placement agent in connection
            with sales of preferred stock in 2005                   $.126            77,100           2009             458

         Warrants issued in connection with issuance of
            notes payable and convertible notes payable
            in 2005                                           $.033-$.25          2,900,000     2008-2010           34,281

         Warrants issued to placement agent in connection
            with issuance of convertible notes payable
            in 2005                                                $.25           2,666,666          2010           38,666
                                                                                 ----------                        --------

       Total Shares Issuable                                                     14,323,712                       $116,151
                                                                                 ==========                        ========




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

               During fiscal 1995, the Company adopted a directors' plan, (the "Directors' Plan"). Under the Directors' Plan, each nonmanagement director is to be granted options covering 5,000 shares of common stock initially upon election to the Board, and each year in which he/she is elected to serve as a director. In fiscal 2001, the Company adopted a compensation plan for outside directors that provides for each non-management director to receive options covering 100,000 shares of common stock upon initial election to the Board and to receive annual grants of 30,000 shares of common stock at the fair market value on the date of grant which vest over three years. In September 2004, the Company increased the annual grants to 75,000 per year for a non-management director. Options issued to outside directors totaled 315,000 in fiscal 2005 and 0 in fiscal 2004.


13.    Stockholders'
       Equity(Deficit)
       (Continued)

       Stock Options
       (Continued)

               During fiscal 2005 and 2004, options to purchase 2,313,700 and 2,061,900 common shares, respectively, were granted primarily to employees of the Company with exercise prices equal to the stock's fair value on the grant date. Of the options granted in fiscal 2005, 1,848,700 were granted outside of the Company's established plans to management with all of these options beginning to vest on the anniversary date of the grant at a rate of 20% per year or in full at the retirement of optionee who has attained 65 years of age. During fiscal 2005, options to purchase 1,110,000 shares held by employees of the Company were forfeited or expired and no options held by employees were exercised.

               A summary of option transactions is as follows:

                                                                    Weighted
                                                                     Average
                                                      Shares          Price        Price
               -----------------------------------------------------------------------------
               Outstanding at September 30, 2003     8,142,498       $ .72       $.17-$3.19

               Forfeited/expired                    (1,702,348)       1.10        .20 -3.11
               Granted                               2,061,900         .15        .07 - .30
               -----------------------------------------------------------------------------

               Outstanding at September 30, 2004     8,502,050         .44        .07 -3.19

               Forfeited/expired                    (1,110,000)        .28        .20 -1.25
               Granted                               2,313,700         .08        .07 - .15
               -----------------------------------------------------------------------------

               Outstanding at September 30, 2005     9,705,750       $ .38       $.07-$3.19
               -----------------------------------------------------------------------------


13.    Stockholders'
       Equity(Deficit)
       (Continued)

       Stock Options
       (Continued)

               The following tables summarize information about stock options outstanding and exercisable at September 30, 2005:

                                                       Options Outstanding
                                                              Weighted-
                                          Number               Average          Weighted-
                   Range of            of Shares at           Remaining          Average
                   Exercise            September 30,         Contractual        Exercise
                    Prices                 2005             Life (years)          Price
               -----------------------------------------------------------------------------
               $ 0.01-   $  0.20          3,864,600               8.9              $  0.10
                 0.21-      0.30            875,000               5.4                 0.27
                 0.33-      0.59          3,225,900               3.3                 0.35
                 0.66-      0.94            806,000               5.9                 0.75
                 1.09-      1.36            845,750               5.7                 1.26
                 1.71-      1.71             10,000               4.1                 1.71
               -----------------------------------------------------------------------------
                 3.11-      3.19             78,500               4.3                 3.13

               -----------------------------------------------------------------------------
               $ 0.07-   $  3.19          9,705,750              6.14              $   .38
               -----------------------------------------------------------------------------

                                                       Options Exercisable
                                                              Weighted-
                                          Number               Average          Weighted-
                    Range of           of Shares at           Remaining          Average
                    Exercise           September 30,         Contractual        Exercise
                     Prices                2005             Life (years)          Price
               -----------------------------------------------------------------------------

               $ 0.01-   $  0.20            423,380               7.4              $  0.12
                 0.21-      0.30            533,000               3.4                 0.26
                 0.33-      0.59          1,684,650                   3.3             0.35
                 0.66-      0.94            702,300               5.9                 0.76
                 1.09-      1.36            569,450               5.7                 1.29
                 1.71-      1.71             10,000               4.1                 1.71
                 3.11-      3.19             78,500               4.3                 3.13

               -----------------------------------------------------------------------------
               $ 0.07-   $  3.19          4,001,280              4.57              $   .57
               -----------------------------------------------------------------------------




13.    Stockholders'
       Equity(Deficit)
       (Continued)

       Loss Per Share

               The following data shows the amounts used in computing loss per share:

               September 30,                                           2005                2004
               --------------------------------------------------------------------------------------
               Loss from continuing operations before
                  discontinued operations                         $  (2,433,157)      $  (2,399,110)

               Less:
                  Preferred stock dividends                            (197,831)           (145,579)
                  Deemed dividends in connection with
                    preferred stock sales                            (2,145,260)         (1,715,000)
               --------------------------------------------------------------------------------------

               Loss attributable to common stockholders
                 from continuing operations before
                 discontinued operations                             (4,776,248)         (4,259,689)

               Add:
                  Loss from discontinued operations                           -             (12,788)
               --------------------------------------------------------------------------------------

               Net loss attributable to common shareholders       $  (4,776,248)      $  (4,272,477)
               ======================================================================================

               Weighted average number of common
                 shares outstanding                                 155,778,681         106,658,715
               ======================================================================================


               The   following   is  the  basic  and  diluted   loss  per  share
               calculation:

               September 30,                               2005          2004
               ----------------------------------------------------------------
               Loss per share attributable to common
                 shareholders before discontinued
                 operations                              $(0.03)      $(0.04)
               Impact of discontinued operations              -            -
               ----------------------------------------------------------------

               Basic and diluted net loss per share
                 attributable to common shareholders     $(0.03)      $(0.04)
               ----------------------------------------------------------------


13.    Stockholders'
       Equity(Deficit)
       (Continued)

       Loss Per
       Share      (Continued)

               The following table summarizes securities that were outstanding as of September 30, 2005 and 2004, but not reflected in the calculation of diluted net loss per share because such shares are antidilutive:

                September 30,                                               2005                2004
                --------------------------------------------------------------------------------------
                Stock options                                          9,705,750           8,502,050
                Stock warrants                                        14,323,712           9,692,096
                Redeemable convertible preferred stock
                   and convertible preferred stock                    83,291,891          40,892,498
                Convertible notes payable                            113,098,290                   -

               The calculation of the shares above for the redeemable convertible preferred stock and convertible preferred stock and the convertible notes were based on the market price of the common stock as of September 30, 2005 and 2004, respectively.

14.    Income Taxes

               No provision for Federal income taxes has been made for the years ended September 30, 2005 or 2004, due to the Company's operating losses. At September 30, 2005, the Company has unused net operating loss carryforwards of approximately $50,000,000 including approximately $11,000,000 acquired from ATI which expire at various dates through 2024. Most of this amount is subject to annual limitations due to various "changes in ownership" that have occurred over the past few years. Accordingly, most of the net operating loss carryforwards will not be available to use in the future.

               As of September 30, 2005, the deferred tax assets related to the net operating loss carryforwards have been fully offset by valuation allowances, since the utilization of such amounts is uncertain.



15.    Major Customers
       and Suppliers

               Customers in excess of 10% of total sales are:

               Years ended September 30,          2005              2004
               -------------------------------------------------------------

               Customer A                     $1,276,822          $880,322

               Accounts receivable from major customers totaled approximately $205,000 at September 30, 2005.

               The Company's current suppliers of certain key material components are the only vendors that meet the Company's specifications for such components. The loss of these suppliers could have a material adverse effect on the Company.

16.    Interest Expense
         and Financing Costs


               Interest expense and financing costs for 2005 and 2004 are:

                                                                 2005            2004
               Interest on short-term and long-term debt       $  76,037    $  163,214
               Discount and deferred financing costs on
                   long term debt (Notes 9 & 10)                  45,706        01,084
               Discount on short-term notes payable              112,482             -
               Extinguishment of long-term debt (Note 10)              -        66,000
               Total Interest and Financing Costs              $ 234,225    $  330,298

17.  Subsequent Events

               From October through December 21, 2005, 224,351 shares of the Series E redeemable convertible preferred stock with a face value of $224,351 were converted into 25,458,087 shares of common stock. In addition, the remaining 150 shares of Series A redeemable convertible preferred stock, with a face value of $150,000, were redeemed by the Company for $155,417 which included accrued dividends of $5,417.

               During October 2005, the Company executed additional notes payable with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC in the total principal amount of $1,000,000 which is payable at maturity in October 2008. Interest on these notes is 8% and is payable quarterly in cash or the Company's common stock at the option of the Company. The Company issued warrants to purchase 2,000,000 shares of common stock at $.25 per share for five (5) years in connection with these notes. In addition, the entire principal plus accrued interest associated with these notes is convertible, at the holder's option, into the Company's common stock at a conversion price of 65% of the average of the three (3) lowest intraday trading prices of the common stock for the twenty (20) trading days preceding the date that the holders elect to convert.

17.  Subsequent Events
       (Continued)

               In November, the Company reached an arrangement with the new owners of USDTL to conclude all outstanding matters related to the sale of USDTL. Under the terms of this agreement, the Company received an immediate lump sum payment of $120,000 rather than waiting for the 10 to 14 years that the Company believed it would take to collect the entire $500,000 (See Note 3).

18. Change in Accounting
      Estimate

               The Statement of Operations for the year ended September 30, 2004 reflects a reduction to accrued royalty expense of approximately $242,000 due to management's revision of estimates of amounts due to a former supplier under a development agreement. The reduction of the accrual resulted in reducing selling, general and administration expenses in the consolidated statement of operations for fiscal 2004 by $242,000.

19. Related Party Payable

               At September 30, 2005, the Company owed approximately $76,000 to Phildius, Kenyon and Scott that represents the Company's payroll tax and fringe benefit obligation for Peter Phildius and Douglas Scott, officers of the Company, for the past thirty-six months.

                                  Exhibit Index
(a)      Exhibits:

Exhibit No.                 Document


(H)  3.1 Complete Copy of Certificate of Incorporation.

(F)  3.2 Complete Copy of Bylaws

(G) 4.1 Certificate of Designations, Rights and Preferences of Series A Redeemable Convertible Preferred Stock

(C) 4.2 Certificate of Designations, Rights and Preferences of Series B Redeemable Convertible Preferred Stock

(D) 4.3 Certificate of Designations, Rights and Preferences of Series C Redeemable Convertible Preferred Stock

(I) 4.4 Certificate of Designations, Rights and Preferences of Series E Redeemable Convertible Preferred Stock

(J) 4.5 Form of Callable Secured Convertible Note issued in the aggregate principal amount of $1 million on September 23, 2005.

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

(K) 20.1 Definitive Proxy Statement for Annual Meeting scheduled for January 18, 2006

     21.1    Subsidiaries of the Company
     23.1    Consent of BDO Seidman, LLP
     31.1    Rule 13a-14(a)/15d-14(a) Certification
     31.2    Rule 13a-14(a)/15d-14(a) Certification
     32.1    Section 1350 Certification
     32.2    Section 1350 Certification

---------------------------------------------------

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

(E)  Omitted.

(F) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Annual Report for the fiscal year ended September 30, 2002 (Commission File No.1-51695) as amended, and incorporated herein by reference.

(G) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Current Report for the event occurred on May 25, 2004 (Commission File No. 1-15695), and incorporated herein by reference.

(H) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Annual Report for the fiscal year ended September 30, 2004 (Commission File No. 1-51695), and incorporated herein by reference.

(I) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Current Report for the event occurred on April 19, 2005 (Commission File No. 1-15695), and incorporated herein by reference.

(J) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Current Report for the event occurred on September 23, 2005 (Commission File No. 1-15695), and incorporated herein by reference.

(K) Previously filed with the Securities and Exchange Commission on December 16, 2005 (Commission File No. 1-15695), and incorporated herein by reference.