Form 10QSB/A
period 2004-12-31
AVITAR INC /DE/
filed 2006-02-10
CIK 814008

U.S. Securities and Exchange Commission
                           Washington, D.C.  20549
                                 Form 10-QSB/A-2

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

                              Page 1 of 25 pages
                         Exhibit Index is on Page 21

                                TABLE OF CONTENTS


                                                                         Page


PART I:           FINANCIAL INFORMATION                                       3


   Item 1   Consolidated Financial Statements
                     Balance Sheet                                            4
                     Statements of Operations                                 5
                     Statement of Stockholders' Deficit                       6
                     Statements of Cash Flows                                 7
                     Notes to Consolidated Financial Statements               8


   Item 2   Management's Discussion and Analysis or Plan of Operation        13



   Item 3   Controls and Procedures                                          18

PART II: OTHER INFORMATION                                                   20

   Item 2   Unregistered Sales of Equity Securities and
                Use of Proceeds                                              21


  Item 6   Exhibits and Reports on Form 8-K                                  21


SIGNATURES                                                                   22

EXHIBIT INDEX                                                                23
CERTIFICATIONS                                                               24

                          PART I FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

                          Avitar, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                               December 31, 2004
                                   (Unaudited)
                                 (As restated)

-------------------------------------------------------------------------------------
                                ASSETS
Current Assets
     Cash and cash equivalents                                     $ 626,351
     Accounts receivable                                             488,914
     Inventories                                                     501,131
     Prepaid expenses and other                                      144,960
                                                                 ------------
          Total current assets                                     1,761,356

PROPERTY AND EQUIPMENT, net                                          278,541
GOODWILL, net                                                        238,120
OTHER ASSETS                                                         113,494
                                                                 ------------
          Total                                                  $ 2,391,511
                                                                 ============


                  LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
     Notes payable                                                 $ 134,348
     Accounts payable                                                620,542
     Accrued expenses                                                814,808
     Deferred revenue                                                192,500
     Fair value of warrants (Note 11)                                739,140
     Fair value of embedded drivatives (Note 11)                   1,060,700
                                                                 ------------
          Total current liabilities                                3,562,038
                                                                 ------------



REDEEMABLE CONVERTIBLE AND CONVERTIBLE
   PREFERRED STOCK (Note 5)                                        3,480,000
                                                                 ------------


COMMITMENTS


STOCKHOLDERS' DEFICIT
     Series A and B convertible preferred stock, $.01 par
      value; authorized 5,000,000 shares; 6,939 shares
      issued and outstanding                                              70
     Common Stock, $.01 par value; authorized 300,000,000
      shares; 139,155,798 shares issued and outstanding            1,391,558
     Additional paid-in capital                                   46,323,998
     Accumulated deficit                                         (52,366,153)
                                                                -------------
          Total stockholders' deficit                             (4,650,527)
                                                                -------------
          Total                                                  $ 2,391,511
                                                                =============


               See accompanying notes to consolidated financial statements.

                          Avitar, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)
                                 (As restated)

                                                                                THREE MONTHS ENDED DECEMBER 31,

                                                                            --------------------------------------
                                                                                2004                        2003
                                                                            ----------                   ---------
SALES                                                                       $ 1,036,040                 $  820,200
                                                                             -----------                  ---------

OPERATING EXPENSES
     Cost of sales                                                              716,009                    533,907
     Selling, general and administrative                                        932,662                    746,736
     Research and development                                                   196,443                    108,155
                                                                             -----------                 ----------
          Total operating expenses                                            1,845,114                  1,388,798
                                                                             -----------                 ----------

LOSS FROM OPERATIONS                                                           (809,074)                  (568,598)
                                                                             -----------                 ----------

OTHER INCOME (EXPENSE)
     Interest expense and financing costs                                       (13,186)                   (69,268)
     Other income (expense), net                                               (520,630)                  (283,545)
                                                                             -----------                 ----------
          Total other expense, net                                             (533,816)                  (352,813)
                                                                             -----------                 ----------


LOSS FROM CONTINUING OPERATIONS                                              (1,342,890)                  (921,411)
                                                                             -----------                 ----------

DISCONTINUED OPERATIONS:
   Income (loss) from operations of USDTL                                             -                      4,447
   Loss from the disposal of USDTL                                                    -                    (17,235)
                                                                             -----------                 ----------
   Loss from discontinued operations                                                  -                    (12,788)
                                                                             -----------                 ----------

NET LOSS                                                                    $  (821,823)                $ (642,409)
                                                                             ===========                 ==========

BASIC AND DILUTED LOSS PER SHARE FROM CONTINUING
    OPERATIONS BEFORE DISCONTINUED OPERATIONS (Note 8)                      $     (0.02)                $    (0.01)
                                                                             ===========                 ==========

BASIC AND DILUTED NET LOSS PER SHARE (Note 8):                              $     (0.02)                $    (0.01)
                                                                             ===========                 ==========

WEIGHTED AVERAGE
     NUMBER OF COMMON SHARES OUTSTANDING                                    130,174,135                 96,093,701
                                                                            ============                ===========



See accompanying notes to consolidated financial statements.

                          Avitar, Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Deficit
                      Three Months Ended December 31, 2004
                                   (Unaudited)
                                  (As Restated)

                                   Preferred Stock         Common Stock
                                  ...................  ......................                                      Total
                                                                                  Additional     Accumulated    Stockholders'
                                   Shares     Amount     Shares     Amount      paid-in capital    deficit         Deficit
-------------------------------------------  --------  ----------  -----------  ---------------  -----------    ------------
Balance at September 30, 2004       46,130     $ 462   123,118,165  $1,231,182   $49,657,819     $(51,556,850    $ (667,387)
Adjustment                         (38,941)     (389)           -            -    (3,231,322)         556,862    (2,674,849)
                                  ---------  --------  -----------   ----------   -----------     -----------    -----------
Balance at September 30, 2004
 (As Restated)                       7,189        73   123,118,165   1,231,182    46,426,497      (50,999,988)     (3,342,236)
                                  ---------  --------  -----------   ----------  -----------      ------------    -----------

Conversion of Series A convertible
 preferred stock into common stock    (250)       (3)   2,520,251       25,202       (25,199)               -               -

Conversion of Series A redeemable
    convertible preferred stock into
    common stock                         -         -   13,205,882      132,059       894,640                -       1,026,699

Payment of preferred stock dividend
  for Series A preferred stock           -         -      311,500        3,115        20,160          (23,275)              -


Accretion of mandatiorily redeemable
    preferred stock                                                                 (992,100)                      (992,100)

Net loss                                 -         -            -            -             -       (1,342,890)     (1,342,890)
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2004         6,939        70   139,155,798   1,391,558    46,323,998      (52,366,153)     (4,650,527)
============================================================================================================================


               See accompanying notes to consolidated financial statements.

                          Avitar, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (As restated)

                                                                                                  THREE MONTHS ENDED DECEMBER 31,
                                                                                                  ------------------------------
                                                                                                     2004              2003
                                                                                                  ---------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                                                                  $(1,342,890)        $(934,199)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Loss from disposal of discontinued operation                                                    -            17,235
         Depreciation and amortization                                                              39,669            29,481
         Amortization of debt discount and deferred financing                                            -            14,484
         Amortization of deferred rent expense                                                      31,192            10,397
         Common stock for interest on long-term debt                                                     -            43,750
         Expense from changes in value of embedded derivatives and warrants                        521,067           291,790
         Changes in operating assets and liabilities:
            Accounts receivable                                                                    146,823           127,090
            Inventories                                                                           (152,278)         (167,079)
            Prepaid expenses and other current assets                                               29,520           (38,037)
            Other assets                                                                              (201)           26,205
            Accounts payable and accrued expenses                                                 (231,448)         (452,024)
            Deferred revenue                                                                             -            (1,200)
                                                                                                 ----------        ----------
                 Net cash used in operating activities                                            (958,546)       (1,032,107)
                                                                                                 ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:


    Purchases of property and equipment                                                            (20,482)             (835)
    Proceeds from sale of USDTL                                                                          -           500,000
                                                                                                 ----------          --------

                    Net cash provided by (used in) investing activities                            (20,482)          499,165
                                                                                                 ----------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Repayment of notes payable and long-term debt                                                 (63,272)         (130,607)
     Sales of common stock, preferred stock and warrants                                         1,159,775                 -
     Payment of cash dividend on 8% redeemable convertible preferred stock                               -           (16,110)
                                                                                                 ----------         ---------

               Net cash provided by (used in) financing activities                               1,096,503          (146,717)
                                                                                                 ----------         ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                               117,475          (679,659)

CASH AND CASH EQUIVALENTS, beginning of the period                                                 508,876         1,130,919
                                                                                                 ----------        ----------

CASH AND CASH EQUIVALENTS, end of the period                                                      $626,351          $451,260
                                                                                                 ==========        ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during period:
          Income taxes                                                                            $      -          $      -
          Interest                                                                                $  8,291          $  7,899

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


         During the audit for Fiscal 2005, the Company was advised by its independent registered public accounting firm that the method used to account for sales of certain convertible preferred stock and convertible notes was not in accordance with the requirements of Emerging Issues Task Force ("EITF") Issue No. 00-19 "Accounting for Derivative Financial Instruments Indexed To and Potentially Settled In a Company's Own Stock". The statement of stockholders' deficit as of September 30, 2004 and for the quarter ended December 31, 2004, the balance sheet for the as of December 31, 2004, the statements of operations for the quarters ended December 31, 2004 and 2003 and the statements of cash flow for the quarters ended December 31, 2004 and 2003 included herein have been restated to correct the error in accounting for the issuance of various securities and the derivative features embedded therein. These restatements resulted in a stockholders' deficit of $3,342,236 at September 30, 2004 (an increase of $2,674,849), a stockholders' deficit of $4,650,527 at December 31, 2004 (an increase of $3,994,840), net loss of $1,342,890 for the quarter ended December 31, 2004 (an increase of $521,067 or $.01 per share) and a net loss of $934,199 for the quarter ended December 31, 2003 (an increase of $291,790 or $.00 per share).


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

5.   REDEEMABLE CONVERTIBLE PREFERRED STOCK


          In December 2004, the Company sold 1,285 shares of Series A Redeemable Convertible Preferred Stock and Warrants to purchase 600,000 shares of common stock for which it received net proceeds of approximately $1,160,000. The Series A Redeemable Convertible Preferred Stock, with a face value of $1,285,000, is convertible into common stock at the lesser of $.12 per share or 85% of the average of the three lowest closing bid prices, as reported by Bloomberg, for the ten trading days immediately prior to the notice of conversion subject to adjustments and floor prices. The Warrants are exercisable at $.126 per share. The warrants issued in connection with the sale of 1,285 shares of preferred stock and the put right and the conversion feature resulted in a deemed dividend of $1,058,260 being recorded and included in the earnings per share calculation for the year ended September 30, 2005. A liability of approximately $1,058,260 was recorded for the original fair value of the warrants issued in connection with the sale of the 1,285 shares of preferred stock and the conversion feature which was $1,139,060 at December 31, 2004. Upon the occurrence of specific events, the holders of the Series A Redeemable Convertible Preferred Stock are entitled to redeem these shares under certain provisions of the agreement covering the purchase of the preferred stock. Accordingly, this security was not classified as permanent equity.

          36,941 shares of the Series C convertible preferred stock with a face value of $195,000 and 2,000 shares of the 6% Convertible preferred stock with a face value of $2,000,000 are carried at face value on the balance sheet outside permanent equity as the Company cannot be sure it has adequate authorized shares for their conversion as of December 31, 2004.



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

8.   LOSS PER SHARE

          The following data show the amounts used in computing earnings per share:


         Three Months Ended December 31,                        2004             2003
         ---------------------------------------------------------------------------------
         Loss from continuing operations                     $(1,342,890)       $(934,199)

         Less:
             Deemed dividends in connection with
                  Series A preferred stock sales              (1,058,260)                -
                Preferred stock dividends                       ( 50,264)         (24,327)
                                                              -----------        ---------

          Loss available to common stockholders
                 from continuing operations                   (2,451,414)        (958,526)

             Add:
              Loss from discontinued operations                       (-)         (12,788)
                                                              -----------        ---------

          Net loss applicable to common
              stockholders used in basic and
                diluted EPS                                  $(2,451,414)       $(971,314)
                                                              ===========        =========

          Weighted average number of
                 common shares outstanding                   130,174,135       96,093,701
                                                             ============      ===========

           Loss per share applicable to common
                 stockholders before discontinued
                 operations                                  $     (0.02)       $   (0.01)

           Impact of discontinued operations                           -                -
                                                              -----------        ----------

              Basic and diluted loss per share
                  applicable to common stockholders          $     (0.02)       $   (0.01)
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


For the Three Months Ended December 31,             2004                   2003
-------------------------------------------------------------------------------
Net loss                                      $( 1,342,890)        $ (934,199)
Add: stock based employee compensation
  expense included in reported net loss,
  net of tax                                             -                  -
Deduct: total stock based employee
  compensation expense determined
  under the fair value based method for
  all awards, net of tax                         (  32,395)           (58,803)
                                                -----------         ----------
Pro forma net loss                             $(1,375,285)        $ (993,002)
                                                ===========         ==========
Pro forma loss per share:
  Basic and diluted - as reported             $       (.01)        $     (.01)
  Basic and diluted - pro forma                       (.01)              (.01)



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


11.  DERIVATIVES

          The Company has issued and outstanding convertible debt and certain convertible equity instruments with embedded derivative features. The Company analyzes these financial instruments in accordance with SFAS No. 133 and EITF Issue Nos. 00-19 and 05-02 to determine if these hybrid contracts have embedded derivatives which must be bifurcated. In addition, free-standing warrants are accounted for as equity or liabilities in accordance with the provisions of EITF Issue No. 00-19. As of December 31, 2004, the Company could not be sure it had adequate authorized shares for the conversion of all outstanding instruments due to certain conversion rates which vary with the fair value of the Company's common stock and therefore all embedded derivatives and freestanding warrants are recorded at fair value, marked-to-market at each reporting period, and are carried on separate lines of the accompanying balance sheet. If there is more than one embedded derivative, their value is considered in the aggregate.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
---------------------------------------------------------------------------

     The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing elsewhere in this report.


RESTATEMENT

     As indicated in Note 1 of the Consolidated Financial Statements, the statements of stockholders' deficit as of September 30, 2004 and for the quarter ended December 31, 2004, the balance sheet as of December 31, 2004, the statements of operations for the quarters ended December 31, 2004 and 2003 and the statements of cash flow for the quarters ended December 31, 2004 and 2003 included herein have been restated to correct the error in accounting for the issuance of various securities and the derivative features embedded therein. The effects of these restatements are described in Note 1 of the Consolidated Financial Statements and the discussions below are based on restated information.


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


     For the three months ended December 31, 2004, other expense amounted to $520,630 compared to other expense of $283,545 for the three months ended December 31, 2003. The amount for the quarter ended December 31, 2004 reflected an increase in expense of approximately $229,000 from changes in the fair market value of derivative securities and warrants. The quarter ended December 31, 2003 included approximately $7,000 received from the Company's life and disability insurance carrier as a result of its conversion from a mutual insurance company to a stock insurance company.


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

         Net Loss


         Primarily as a result of the factors described above, the Company had a net loss of $1,342,890 for the three months ended December 31, 2004, as compared to net loss of $934,199 for the three months ended December 31, 2003. The loss per share was $.02 per basic and diluted share for the three months ended December 31, 2004. The loss per share was $.01 per basic and diluted share for the three months ended December 31, 2003.


FINANCIAL CONDITION AND LIQUIDITY


     At December 31, 2004, the Company had a stockholders'deficit of $4,650,527 and cash and cash equivalents of $626,351. Our cash flows from financing activities provided the primary source of funding during the quarter ended December 31, 2004 and the Company will continue to rely on this type of funding until profitability is reached. The following is a summary of cash flows for the three month period ended December 31, 2004:


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
                                                      =============


          Operating Activities. The net loss of $1,342,890 (comprised of expenses totaling $2,378,930 less revenues of $1,036,040) was the major use of cash by operations. When the net loss is adjusted for non-cash expenses such as depreciation and amortization, amortization of debt discounts, deferred financing costs, deferred rent and expenses from the changes in the fair market value of derivative securities and warrants, the cash needed to finance the net loss was $750,962. Working capital requirements necessitated the use of $231,448 to pay aging accounts payable and reduce accrued expenses and $152,278 to increase inventory levels to meet anticipated demand for our products during the next quarter. A decrease in accounts receivable due to the lower billings for ORALscreen products during the last month of the quarter lessened working capital needs by $146,823. In addition, reductions netting $29,319 in various other assets further reduced the operating cash needs.


          Investing and Financing Activities. Cash used in investing consisted of cash paid of $20,482 for additions to property, plant and equipment. To finance the business, preferred stock and warrants (as described below) were sold and approximated $1,160,000; of which $63,272 was used to repay various short-term notes payable.


     During FY 2005, the Company's cash requirements are expected to include primarily the funding of operating losses, the payment of outstanding accounts payable, the repayment of certain notes payable, the funding of operating capital to grow the Company's drugs of abuse testing products and services, and the continued funding for the development of its ORALscreen product line. During December 2004, the Company sold 1,285 shares of Series A Redeemable Convertible Preferred Stock and Warrants to purchase 600,000 shares of common stock for which it received net proceeds of approximately $1,160,000. The Series A Redeemable Convertible Preferred Stock, with a face value of $1,285,000, is convertible into common stock at the lesser of $.12 per share or 85% of the average of the three lowest closing bid prices, as reported by Bloomberg, for the ten trading days immediately prior to the notice of conversion subject to adjustments and floor prices. The Warrants are exercisable at $.126 per share. The warrants issued in connection with the sale of 1,285 shares of preferred stock and the put right and the conversion feature resulted in a deemed dividend of $1,058,260 being recorded and included in the earnings per share calculation for the year ended December 31, 2004. A liability of approximately $1,058,260 was recorded for the original fair value of the warrants issued in connection with the sale of the 1,285 shares of preferred stock and the conversion feature which was $1,139,060 at December 31, 2004. Upon the occurrence of specific events, the holders of the Series A Redeemable Convertible Preferred Stock are entitled to redeem these shares under certain provisions of the agreement covering the purchase of the preferred stock. Accordingly, this security was not classified as equity.


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

ITEM 3.           CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures


     As discussed in of our consolidated financial statements, we have restated our statements of stockholders' deficit as of September 30, 2004 and for the quarter ended December 31, 2004, the balance sheet as of December 31, 2004, the statements of operations for the quarters ended December 31, 2004 and 2003 and the statements of cash flow for the quarters ended December 31, 2004 and 2003 to correctly apply GAAP related to our issuance of certain securities.

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


                                        AVITAR, INC.
                                        (Registrant)




Dated:  February 10, 2006               /S/ Peter P. Phildius
                                        -----------------------------------
                                        Peter P. Phildius
                                        Chairman and Chief
                                        Executive Officer
                                        (Principal Executive Officer)




Dated:  February 10, 2006               /S/ J.C. Leatherman, Jr.
                                        ---------------------------
                                        J.C. Leatherman, Jr.
                                        Chief Financial Officer
                                        (Principal Accounting and
                                        Financial Officer)

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