Form 10QSB/A
period 2005-03-31
AVITAR INC /DE/
filed 2006-02-10
CIK 814008

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

                               Page 1 of 25 pages
                           Exhibit Index is on Page 25

                                                           TABLE OF CONTENTS



                                      Page


PART I: FINANCIAL INFORMATION                                                 3


    Item 1   Consolidated Financial Statements
               Balance Sheet                                                  4
               Statements of Operations                                       5
               Statement of Stockholders' Deficit                             6
               Statements of Cash Flows                                       7
               Notes to Consolidated Financial Statements                     8


    Item 2   Management's Discussion and Analysis or Plan of Operation       14


    Item 3   Controls and Procedures                                         20

PART II: OTHER INFORMATION                                                   21

    Item 2   Unregistered Sales of Equity Securities and Use of Proceeds     22


    Item 6   Exhibits and Reports on Form 8-K                                22


SIGNATURES                                                                   25

EXHIBIT INDEX                                                                26
CERTIFICATIONS                                                               27

                          Avitar, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                 March 31, 2005
                                   (Unaudited)
                                 (As restated)


-------------------------------------------------------------------------------------------------
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                      $     69,626
     Accounts receivable, net                                                            481,981
     Inventories                                                                         551,010
     Prepaid expenses and other current assets                                           171,721
                                                                                     ------------
          Total current assets                                                         1,274,338

PROPERTY AND EQUIPMENT, net                                                              244,270
GOODWILL, net                                                                            238,120
OTHER ASSETS                                                                             193,632
                                                                                     ------------
          Total Assets                                                              $  1,950,360
                                                                                     ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
     Notes payable                                                                  $    392,542
     Accounts payable                                                                    885,996
     Accrued expenses                                                                    720,273
     Deferred income                                                                     178,550
     Fair value of warrants (Note 12)                                                    426,300
     Fair value of embedded derivatives (Note 12)                                        675,600

                                                                                     ------------
          Total current liabilities                                                    3,279,262
                                                                                     ------------
REDEEMABLE CONVERTIBLE AND CONVERTIBLE PREFERRED
      STOCK (Note 6)                                                                   3,480,000
                                                                                     ------------

COMMITMENTS

STOCKHOLDERS' DEFICIT:
     Series B convertible preferred stock, $.01 par value; authorized
          5,000,000 shares; 5,689 shares issued and outstanding                               58
     Common Stock, $.01 par value; authorized 300,000,000 shares;
          155,207,442 shares issued and outstanding                                    1,552,074
     Additional paid-in capital                                                       46,316,629
     Accumulated deficit                                                             (52,677,663)
                                                                                     ------------
         Total stockholders' deficit                                                  (4,808,902)
                                                                                     ------------
         Total Liabilities and Stockholders' Deficit                                 $ 1,950,360
                                                                                     ============




     See accompanying notes to consolidated financial statements.

                          Avitar, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)
                                 (As restated)

-----------------------------------------------------------------------------------------------------------------
                                                        THREE MONTHS ENDED MARCH 31,  SIX MONTHS ENDED MARCH 31,
                                                        ---------------------------------------------------------
                                                           2005           2004           2005           2004
                                                        ------------   ------------   ------------   ------------
SALES                                                     $ 955,223    $ 1,017,190    $ 1,991,263    $ 1,837,390
                                                        ------------   ------------   ------------   ------------

OPERATING EXPENSES
     Cost of sales                                          714,610        755,623      1,430,619      1,321,342
     Selling, general and administrative expenses         1,031,620        677,248      1,964,282      1,392,172
     Research and development expenses                      183,306        119,512        379,749        227,667
                                                        ------------   ------------   ------------   ------------
          Total operating expenses                        1,929,536      1,552,383      3,774,650      2,941,181
                                                        ------------   ------------   ------------   ------------

LOSS FROM OPERATIONS                                       (974,313)      (535,193)    (1,783,387)    (1,103,791)
                                                        ------------   ------------   ------------   ------------

OTHER INCOME (EXPENSE)
     Interest expense and financing costs                   (23,183)       (72,414)       (36,369)      (141,682)
     Other income (expense), net                            711,321        179,741        190,691       (107,602)
                                                         ------------   ------------   ------------   -------------
          Total other income (expense), net                 688,138        107,327        154,322       (249,284)
                                                         ------------   ------------   ------------   -------------

LOSS FROM CONTINUING OPERATIONS                            (286,175)      (427,866)    (1,629,065)    (1,353,075)
                                                         ------------   ------------   ------------   -------------

DISCONTINUED OPERATIONS
   Income from operations of USDTL                                -              -              -          4,447
   Loss from the disposal of USDTL                                -              -              -        (17,235)
                                                         ------------   ------------   ------------   -------------
   Loss from discontinued operations                              -              -              -        (12,788)
                                                         ------------   ------------   ------------   -------------

                                                         ------------   ------------   ------------  -------------
NET LOSS                                                 $ (286,175)    $ (427,866)   $(1,629,065)   $(1,365,863)
                                                         ============   ============   ============  =============

BASIC AND DILUTED LOSS PER SHARE FROM CONTINUING
   OPERATIONS (Note 9)                                          $ -        $ (0.01)       $ (0.02)       $ (0.02)
                                                         ============   ============   ============   =============

BASIC AND DILUTED LOSS PER SHARE (Note 9)                       $ -        $ (0.01)       $ (0.02)       $ (0.02)
                                                         ============   ============   ============   =============

WEIGHTED AVERAGE
     NUMBER OF COMMON SHARES OUTSTANDING                148,207,442    102,438,882    139,041,290     99,248,955
                                                        ============   ============   ============   =============


     See accompanying notes to consolidated financial statements.

                                     Avitar, Inc. and Subsidiaries
                            Consolidated Statement of Stockholders' Deficit
                                    Six Months Ended March 31, 2005
                                              (Unaudited)
                                            (As restated)


--------------------------------------------------------------------------------------------------------------------------
                                            Preferred Stock      Common Stock
                                           .................. ...................                                          Total
                                                                                        Additional        Accumulated   Stockholders
                                           Shares   Amount    Shares       Amount      paid-in capital      deficit        Deficit
---------------------------------------------------- -------- ---------    --------     ---------------     --------------
Balance at September 30, 2004                46,130   $ 462   123,118,165  $ 1,231,182   $49,657,819      $(51,556,850) $  (667,387)
Adjustment                                  (38,941)   (389)            -            -    (3,231,322)          556,862   (2,674,849)
                                            --------  ------  -----------   ----------    -----------      ------------  ----------
Balance at September 30, 2004
 (As restated)                               (7,189)     73   123,118,165    1,231,182    46,426,497       (50,999,988)  (3,342,236)
                                            --------  ------  -----------   ----------    -----------      ------------  -----------

Sale of common stock                                               23,479          235         2,565

Conversion of Series A convertible
 preferred stock into common stock           (1,500)    (15)   17,173,239      171,732      (171,717)                -

Conversion of Series A redeemable
 convertible preferred stock into
 common stock                                     -       -    13,205,882      132,059       825,989                 -

Payment of convertible preferred stock
 dividend for Series A preferred stock            -       -       610,945        6,109        42,501           (48,609)

Accretion of mandatory redeemable
 preferred stock                                                                            (992,100)                      (992,100)

Common stock issued in connection
 with estblishing equity credit line                            1,075,732       10,757       114,243                        125,000

Net loss                                          -       -             -            -             -        (1,629,065)  (1,629,065)
                                            --------  ------  -----------   ----------    -----------      ------------  -----------

Balance at March 31, 2005                     5,689    $ 58   155,207,442  $ 1,552,074   $46,316,629      $(52,677,663) $(4,808,902)
----------------------------------------------------  ------  -----------   ----------    -----------      ------------  -----------




     See accompanying notes to consolidated financial statements.

                                  Avitar, Inc. and Subsidiaries
                         Condensed Consolidated Statements of Cash Flows
                                           (Unaudited)
                                         (As restated)

------------------------------------------------------------------------------------------------------------
                                                                                SIX MONTHS ENDED MARCH 31,
                                                                                 ----------------------
                                                                                  2005           2004
                                                                               ----------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                $(1,629,065)   $(1,365,863)
     Adjustments to reconcile net loss to
          net cash used in operating activities:
               Loss from disposal of discontinued operation                            -         17,235
               Depreciation and amortization                                      77,538         58,412
               Amortization of debt discount and deferred financing               11,506         28,968
               Amortization of deferred rent expense                              62,384         41,589
               Common stock for interest on long-term debt                             -         87,500
               (Income) expense from changes in value of embedded
                derivatives and warrants                                        (189,546)       116,709

               Changes in operating assets and liabilities:
                             Accounts receivable                                 153,756        (11,320)
                             Inventories                                        (202,157)      (106,885)
                             Prepaid expenses and other current assets             2,759          7,786
                             Other assets                                            698         24,705
                             Accounts payable and accrued expenses               (60,529)      (943,899)
                             Deferred revenue                                    (13,950)        (1,200)
                                                                             -----------    -----------
                                  Net cash used in operating activities       (1,786,606)    (2,046,263)
                                                                             -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchases of property and equipment                                         (21,725)        (1,239)
     Proceeds from sale of USDTL                                                       -        500,000
                                                                             -----------    -----------

                     Net cash provided by (used in) investing activities         (21,725        498,761
                                                                             -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Sales of common stock, redeemable preferred stock and warrants            1,162,575        922,310
     Proceeds from (repayment of) notes payable and long-term debt               206,506       (108,505)
     Payment of cash dividend on 8% redeemable convertible preferred stock             -        (16,110)
                                                                             -----------    -----------
                              Net cash provided by financing activities        1,369,081        797,695
                                                                             -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (439,250)      (749,807)

CASH AND CASH EQUIVALENTS, beginning of the period                               508,876      1,130,919
                                                                             -----------    -----------

CASH AND CASH EQUIVALENTS, end of the period                                 $    69,626    $   381,112
                                                                             ===========    ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during period:
          Income taxes                                                       $         -    $         -
          Interest                                                           $    16,986    $     8,049


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


          During the audit for Fiscal 2005, the Company was advised by its independent registered public accounting firm that the method used to account for sales of certain convertible preferred stock and convertible notes was not in accordance with the requirements of Emerging Issues Task Force ("EITF") Issue No. 00-19 "Accounting for Derivative Financial Instruments Indexed To and Potentially Settled In a Company's Own Stock". The statements of stockholders' deficit as of September 30, 2004 and for the six months ended March 31, 2005, the balance sheet as of March 31, 2005, the statements of operations for the quarter and six months ended March 31, 2005 and 2004 and the statements of cash flow for the six months ended March 31, 2005 and 2004 included herein have been restated to correct the error in accounting for the issuance of various securities and the derivative features embedded therein. These restatements resulted in a stockholders' deficit of $3,342,236 at September 30, 2004 (an increase of $2,674,849), a stockholders' deficit of $4,808,902 at March 31, 2005 (an increase of $3,296,901), a net loss of $286,175 for the quarter ended March 31, 2005 (a decrease of $710,613 or $.01 per share), a net loss of $427,866 for the quarter ended March 31, 2004(a decrease of $175,081 or $.01 per share), a net loss of $1,629,065 for the six months ended March 31, 2005 ( a decrease of $189,546 or $.00 per share) and a net loss of $1,365,863 for the six months ended March 31, 2004 (an increase of $116,709 or $.00 per share).


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

6.   REDEEMABLE CONVERTIBLE PREFERRED STOCK

          In December 2004, the Company sold 1,285 shares of Series A Redeemable Convertible Preferred Stock and Warrants to purchase 600,000 shares of common stock for which it received net proceeds of approximately $1,160,000. The Series A Redeemable Convertible Preferred Stock, with a face value of $1,285,000, is convertible into common stock at the lesser of $.12 per share or 85% of the average of the three lowest closing bid prices, as reported by Bloomberg, for the ten trading days immediately prior to the notice of conversion subject to adjustments and floor prices. The Warrants are exercisable at $.126 per share. The warrants issued in connection with the sale of 1,285 shares of preferred stock and the put right and the conversion feature resulted in a deemed dividend of $1,058,260 being recorded and included in the earnings per share calculation for the quarter and six months ended March 31, 2005. A liability of approximately $1,058,260 was recorded for the original fair value of the warrants issued in connection with the sale of the 1,285 shares of preferred stock and the conversion feature which was $723,240 at March 31, 2005. Upon the occurrence of specific events, the holders of the Series A Redeemable Convertible Preferred Stock are entitled to redeem these shares under certain provisions of the agreement covering the purchase of the preferred stock. Accordingly, this security was not classified as permanent equity.

          36,941 shares of the Series C convertible preferred stock with a face value of $195,000 and 2,000 shares of the 6% Convertible preferred stock with a face value of $2,000,000 are carried at face value on the balance sheet outside permanent equity as the Company cannot be sure it has adequate authorized shares for their conversion as of March 31, 2005.


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

9.   LOSS PER SHARE

          The following data show the amounts used in computing earnings per share:

                                                                 Three Months                     Six Months
                                                                 Ended March 31,                 Ended March 31,
                                                          2005               2004            2005             2004
                                                        ----------        ----------     ------------    ------------
         Loss from continuing operations                $(286,175)        $(427,866)     $(1,629,065)    $(1,365,863)

         Less:
              Preferred Stock Dividends                   (31,415)          (19,183)         (81,679)        (43,510)
              Deemed dividends in connection
                 with Series A and 6% preferred
                 stock sales                                    -        (1,000,000)      (1,058,260)     (1,000,000)
         Loss attributable to common
                 stockholders from
                 continuing operations                   (317,590)       (1,447,049)      (2,769,004)     (2,409,373)
         Add:
              Income (loss) from discontinued
                 operation                                      -                 -                -         (12,788)
                                                        ----------       -----------      -----------     -----------
         Net loss attributable to common
              stockholders used in basic and
                diluted EPS                             $(317,590)      $(1,447,049)     $(2,769,004)    $(2,422,161)
                                                        ==========       ===========      ===========     ===========
         Weighted average number of
                 common shares outstanding            148,207,442       102,438,882      139,041,290      99,248,955
                                                      ============      ============     ============     ===========
         Loss per share applicable to common
                 stockholders before discontinued
                 operations                                $(0.00)           $(0.01)          $(0.02)         $(0.02)
         Impact of discontinued operations                      -                 -                -               -
                                                        ----------       -----------      -----------      ----------
              Basic and diluted loss per share
                  applicable to common
                  stockholders                             $(0.00)           $(0.01)          $(0.02)         $(0.02)
                                                        ==========       ===========      ===========      ==========



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

                                                 Three Months Ended March 31,              Six Months Ended March 31,
                                                      2005             2004                 2005                2004
                                                ---------------- -----------------  ------------------   -----------------
Net loss                                          $  (286,175)     $  (427,866)       $ (1,629,065)       $ (1,365,863)

Add: stock based employee
 compensation expense included in reported net
 loss, net of tax                                           -                -                   -                   -
Deduct: total stock based employee
 compensation expense determined
 under the fair value based method for
 all awards, net of tax                               (37,450)         (67,803)            (67,145)           (117,606)
                                                  -------------    -------------       ------------        -----------
Pro forma net loss                                $  (323,625)     $  (495,669)        $(1,696,210)        $(1,483,469)
                                                  =============    =============       ============        ============
Loss per share:
Basic and diluted - as reported                   $      (.00)     $      (.01)        $      (.01)        $      (.02)
Basic and diluted - pro forma                            (.00)            (.01)               (.01)               (.02)


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



11.  SUBSEQUENT EVENTS

          Since March 31, 2005, holders of Series A convertible preferred stock converted 100 shares of preferred stock and accrued dividends for such shares into 1,323,893 shares of common stock. In April 2005, the Company raised gross proceeds of $750,000 from the sale of Series E Convertible Preferred Stock and Warrants, of which $375,000 was paid in the first closing and a second tranche of $375,000 was paid on May 9, 2005. The $750,000 of Series E Preferred Stock are convertible into Common Stock at the lesser of $.08 per share or 80% of the average of the three lowest closing bid prices for the ten trading days immediately prior to the notice of conversion, subject to adjustments and limitations, and the Warrants are exercisable at $.084 per share for a period of three (3) years.


12.  DERIVATIVES


The Company has issued and outstanding convertible debt and certain convertible equity instruments with embedded derivative features. The Company analyzes these financial instruments in accordance with SFAS No. 133 and EITF Issue Nos. 00-19 and 05-02 to determine if these hybrid contracts have embedded derivatives which must be bifurcated. In addition, free-standing warrants are accounted for as equity or liabilities in accordance with the provisions of EITF Issue No. 00-19. As of March 31, 2005, the Company could not be sure it had adequate authorized shares for the conversion of all outstanding instruments due to certain conversion rates which vary with the fair value of the Company's common stock and therefore all embedded derivatives and freestanding warrants are recorded at fair value, marked-to-market at each reporting period, and are carried on separate lines of the accompanying balance sheet. If there is more than one embedded derivative, their value is considered in the aggregate.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
---------------------------------------------------------------------------

     The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing elsewhere in this report.

RESTATEMENT


     As indicated in Note 1 of the Consolidated Financial Statements, the statements of stockholders' deficit as of September 30, 2004 and for the six months ended March 31, 2005, the balance sheet as of March 31, 2005, the statements of operations for the quarter and six months ended March 31, 2005 and 2004 and the statements of cash flow for the six months ended March 31, 2005 and 2004 included herein have been restated to correct the error in accounting for the issuance of various securities and the derivative features embedded therein. The effects of these restatements are described in Note 1 of the Consolidated Financial Statements and the discussions below are based on restated information.


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


     For the three months ended March 31, 2005, other income amounted to $711,321 compared to $179,741 for the three months ended March 31, 2004. Other income for the six months ended March 31, 2005 was $190,691 compared to other expense of $107,602 for the six months ended March 31, 2004. The amount for the quarter ended March 31, 2005 reflected an increase in income of approximately $536,000 from changes in the fair market value of derivative securities and warrants. The amount for the six months ended March 31, 2005, reflected an increase in income of approximately $306,000 from changes in the fair market value of derivative securities and warrants.



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

         Net Loss


     Primarily as a result of the factors described above, the Company had a net loss of $286,175 for the three months ended March 31, 2005, as compared to net loss of $427,866 for the three months ended March 31, 2004. For the six months ended March 31, 2005, the Company had a net loss of $1,629,065 versus $1,365,863 for the corresponding period of Fiscal 2004. The loss per share was $.00 per basic and diluted share for the three months ended March 31, 2005 compared to a loss per share of $.01 per basic and diluted share for the three months ended March 31, 2004. For the six months ended March 31, 2005, the loss per share was $.02 per basic and diluted share versus a loss per share of $.02 per basic and diluted share for the six months ended March 31, 2004.



FINANCIAL CONDITION AND LIQUIDITY

     At March 31, 2005, the Company had a working capital deficit of $2,004,924 and cash and cash equivalents of $69,626. Cash flows from financing activities provided the primary source of funding during the six months ended March 31, 2005 and the Company will continue to rely on this type of funding until profitability is reached. The following is a summary of cash flows for the six month period ended March 31, 2005:

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
                                                             ==============


          Operating Activities. The net loss of $1,629,065 (composed of expenses totaling $3,811,019 less revenues and other income of $2,181,954) was the major use of cash by operations. When the net loss is adjusted for non-cash expenses such as depreciation and amortization, amortization of debt discounts, deferred financing costs, deferred rent and income from the changes in the fair market value of derivative securities and warrants, the cash needed to finance the net loss was $1,667,183. Working capital requirements necessitated the use of $60,529 to pay aging accounts payable and reduce accrued expenses and $202,157 to increase inventory levels to meet anticipated demand for products during the next quarter. In addition, changes netting $10,493 in various other assets and liabilities further increased the operating cash needs. A decrease in accounts receivable due to cash receipts exceeding billings for ORALscreen products during the second quarter lessened working capital needs by $153,756.


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


     During December 2004, the Company sold 1,285 shares of Series A Redeemable Convertible Preferred Stock and Warrants to purchase 600,000 shares of common stock for which it received net proceeds of approximately $1,160,000. The Series A Redeemable Convertible Preferred Stock, with a face value of $1,285,000, is convertible into common stock at the lesser of $.12 per share or 85% of the average of the three lowest closing bid prices, as reported by Bloomberg, for the ten trading days immediately prior to the notice of conversion subject to adjustments and floor prices. The Warrants are exercisable at $.126 per share. The warrants issued in connection with the sale of 1,285 shares of preferred stock and the put right and the conversion feature resulted in a deemed dividend of $1,058,260 being recorded and included in the earnings per share calculation for six months ended March 31, 2005. A liability of approximately $1,058,260 was recorded for the original fair value of the warrants issued in connection with the sale of the 1,285 shares of preferred stock and the conversion feature which was $723,240 at March 31, 2005. Upon the occurrence of specific events, the holders of the Series A Redeemable Convertible Preferred Stock are entitled to redeem these shares under certain provisions of the agreement covering the purchase of the preferred stock. Accordingly, this security was not classified as equity.


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


ITEM 3.           CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures

     As discussed in of our consolidated financial statements, we have restated our statements of stockholders' deficit as of September 30, 2004 and for the six months ended March 31, 2005, the balance sheet as of March 31, 2005, the statements of operations for the quarter and six months ended March 31, 2005 and 2004 and the statements of cash flow for the six months ended March 31, 2005 and 2004 to correctly apply GAAP related to our issuance of certain securities.


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