Form 10QSB/A
period 2005-06-30
AVITAR INC /DE/
filed 2006-02-10
CIK 814008

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

                               Page 1 of 29 pages
                           Exhibit Index is on Page 25

                                                           TABLE OF CONTENTS



                                      Page


PART I: FINANCIAL INFORMATION                                                 3


    Item 1   Consolidated Financial Statements
               Balance Sheet                                                  4
               Statements of Operations                                       5
               Statement of Stockholders' Deficit                             6
               Statements of Cash Flows                                       7
               Notes to Consolidated Financial Statements                     8


    Item 2   Management's Discussion and Analysis or Plan of Operation       15



    Item 3   Controls and Procedures                                         23

PART II: OTHER INFORMATION                                                   24

    Item 2   Unregistered Sales of Equity Securities and Use of Proceeds     25


    Item 6   Exhibits and Reports on Form 8-K                                25


SIGNATURES                                                                   27

EXHIBIT INDEX                                                                28
CERTIFICATIONS                                                               29

Item 1.     FINANCIAL STATEMENTS


                          Avitar, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                 June 30, 2005
                                   (Unaudited)
                                 (As restated)

---------------------------------------------------------------------------------------------------------------
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                      $ 514,844
     Accounts receivable, net                                                         458,931
     Inventories                                                                      376,171
     Prepaid expenses and other current assets                                        130,197
                                                                                  ------------
          Total current assets                                                      1,480,143

PROPERTY AND EQUIPMENT, net                                                           215,998
GOODWILL, net                                                                         238,120
OTHER ASSETS                                                                          294,058
                                                                                  ------------
          Total Assets                                                            $ 2,228,319
                                                                                  ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
     Notes payable                                                                  $ 339,441
     Convertible notes payable                                                        372,171
     Accounts payable                                                                 523,633
     Accrued expenses                                                                 805,168
     Deferred income                                                                  116,050
     Fair value of warrants (Note 12)                                                 229,797
     Fair value of embedded derivatives (Note 12)                                     941,900
                                                                                  ------------
          Total current liabilities                                                 3,328,160
                                                                                  ------------

REDEEMABLE CONVERTIBLE AND CONVERTIBLE PREFERRED
   STOCK (Note 6)                                                                   3,895,000
                                                                                  ------------

COMMITMENTS

STOCKHOLDERS' DEFICIT:
     Series B convertible preferred stock, $.01 par value; authorized
          5,000,000 shares; 5,689 shares issued and outstanding                            58
     Common Stock, $.01 par value; authorized 300,000,000 shares;
          173,277,505 shares issued and outstanding                                 1,732,773
     Additional paid-in capital                                                    46,425,265
     Accumulated deficit                                                          (53,152,937)
                                                                                  ------------
         Total stockholders' deficit                                               (4,994,841)
                                                                                  ------------
         Total Liabilities and Stockholders' Deficit                              $ 2,228,319
                                                                                  ============



     See accompanying notes to consolidated financial statements.

                          Avitar, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)
                                 (As restated)


-------------------------------------------------------------------------------------------------------------------
                                                         THREE MONTHS ENDED JUNE 30,   NINE MONTHS ENDED JUNE 30,
                                                         ----------------------------------------------------------
                                                            2005           2004           2005            2004
                                                         ------------   ------------   ------------   -------------
SALES                                                    $ 1,233,087      $ 967,292    $ 3,224,350     $ 2,804,682
                                                         ------------   ------------   ------------   -------------

OPERATING EXPENSES
     Cost of sales                                           911,377        658,307      2,341,320      1,980,009
     Selling, general and administrative expenses          1,208,606        835,872      3,173,564      2,227,684
     Research and development expenses                       181,008        157,971        560,757        385,638
                                                         ------------   ------------   ------------   ------------

          Total operating expenses                         2,300,991      1,652,150      6,075,641      4,593,331
                                                         ------------   ------------   ------------   ------------

LOSS FROM OPERATIONS                                      (1,067,904)      (684,858)    (2,851,291)    (1,788,649)
                                                         ------------   ------------   ------------   ------------

OTHER INCOME (EXPENSE)
     Interest expense and financing costs                    (77,451)      (182,619)      (113,820)      (324,301)
     Other income, net                                       686,739        333,837        877,430        226,235
                                                         ------------   ------------   ------------   ------------

          Total other income (expense), net                  609,288        151,218        763,610        (98,066)
                                                         ------------   ------------   ------------   ------------

LOSS FROM CONTINUING OPERATIONS                             (458,616)      (533,640)    (2,087,681)    (1,886,715)
                                                         ------------   ------------   ------------   ------------

DISCONTINUED OPERATIONS
   Income (loss) from operations of USDTL                          -              -              -          4,447
   Loss from the disposal of USDTL                                 -              -              -        (17,235)
                                                         ------------   ------------   ------------   ------------
   Loss from discontinued operations                               -              -              -        (12,788)
                                                         ------------   ------------   ------------   ------------

                                                         ------------   ------------   ------------   ------------
NET LOSS                                                  $ (458,616)    $ (533,640)   $(2,087,681)   $(1,899,503)
                                                         ============   ============   ============   ============

BASIC AND DILUTED LOSS PER SHARE FROM CONTINUING
   OPERATIONS (Note 9)                                           $ -        $ (0.01)       $ (0.03)       $ (0.03)
                                                         ============   ============   ============   ============

BASIC AND DILUTED LOSS PER SHARE (Note 9)                        $ -        $ (0.01)       $ (0.03)       $ (0.03)
                                                         ============   ============   ============   ============

WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING-BASIC AND DILUTED                160,598,894    108,821,108    146,206,417    102,419,332
                                                         ============   ============   ============   ============



     See accompanying notes to consolidated financial statements.

                          Avitar, Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Deficit
                         Nine Months Ended June 30, 2005
                                   (Unaudited)
                                 (As restated)

                                               Preferred Stock        Common Stock                                       Total
                                               ................. .......................
                                                                                           Additional    Accumulated  Stockholders'
                                               Shares    Amount    Shares      Amount     paid-in capital  deficit      Deficit
-------------------------------------------------------  ------- ------------ ----------  -------------- ------------ ------------
Balance at September 30, 2004                   46,130    $ 462  123,118,165  $ 1,231,18    $49,657,819  $(51,556,85)  $  (667,387)
Adjustment                                     (38,941)    (389)           -           -     (3,231,322)     556,862    (2,674,849)
                                               --------- -------- ----------  ---------  ---------- ----------  ----------
Balance at September 30, 2004
(As Restated                                     7,189       73 123,118,165 1,231,182  46,426,497 (50,999,988)(3,342,236)
                                               --------- -------- ----------  ---------  ---------- ----------  ----------


Sale of common stock                                                  23,479        235           2,565                     2,800

Conversion of Series A convertible
    preferred stock into common stock           (1,500)     (15)  17,173,239    171,732        (171,717)           -            -

Conversion of Series A redeemable
    convertible preferred stock into                                                                                            -
    common stock                                     -        -   27,102,900    271,027       1,384,984            -    1,656,011

Conversion of Series E preferred stock               -        -    3,909,027     39,090         160,910                   200,000

Payment of convertible preferred stock
    dividend for Series A preferred stock            -        -      874,963      8,750          56,518      (65,268)           -

Accretion of mandatorily redeemable
    preferred stock                                                                          (1,548,735)               (1,548,735)

Common stock issued in connection
    with establishing equity credit line                           1,075,732     10,757         114,243                   125,000

Net loss                                             -        -            -          -               -   (2,087,681)  (2,087,681)
-------------------------------------------------------  ------- ------------ ----------  -------------- ------------ ------------

Balance at June 30, 2005                         5,689     $ 58  173,277,505  $1,732,773    $46,425,265  ($53,152,937)($4,994,841)
-------------------------------------------------------  ------- ------------ ----------  -------------- ------------------------


     See accompanying notes to consolidated financial statements.

                          Avitar, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (As restated)

-------------------------------------------------------------------------------------------------------------------
                                                                                       NINE MONTHS ENDED JUNE 30,
                                                                                     ------------------------------
                                                                                        2005                 2004
                                                                                     ------------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                        $(2,087,681)      $(1,899,503)
     Adjustments to reconcile net loss to
          net cash used in operating activities:
               Loss from disposal of discontinued operation                                    -            17,235
               Depreciation and amortization                                             116,307            86,810
               Amortization of debt discount and deferred financing                       62,733           101,084
               Amortization of deferred rent expense                                      93,575            72,780
               Common stock for interest on long-term debt                                     -           114,236
               Loss on extinguishment of long-term debt                                        -            66,000
               Income from changes in value of embedded derivatives and warrants        (876,277)         (216,479)
               Changes in operating assets and liabilities:
                   Accounts receivable                                                   176,806            61,757
                   Inventories                                                           (27,318)         (137,858)
                   Prepaid expenses and other current assets                              44,283            14,132
                   Other assets                                                         (161,385)           36,007
                   Accounts payable and accrued expenses                                (337,997)         (945,534)
                   Deferred revenue                                                      (76,450)           (3,600)
                                                                                     ------------      ------------
                        Net cash used in operating activities                         (3,073,404)       (2,632,933)
                                                                                     ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchases of property and equipment                                                 (28,967)         (136,901)
     Proceeds from sale of USDTL                                                               -           500,000
                                                                                     ------------      ------------
                        Net cash provided by (used in) investing activities              (28,967)          363,099
                                                                                     ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Sales of common stock, preferred stock and warrants                               2,497,575         1,736,310
     Proceeds from (repayment of) notes payable and long-term debt                       160,764          (184,796)
     Proceeds from convertible notes payable                                             450,000                 -
     Payment of cash dividend on 8% redeemable convertible preferred stock                     -           (16,110)
                                                                                     ------------      ------------
                                    Net cash provided by financing activities          3,108,339         1,535,404
                                                                                     ------------     -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       5,968          (734,430)

CASH AND CASH EQUIVALENTS, beginning of the period                                       508,876         1,130,919
                                                                                     ------------      ------------

CASH AND CASH EQUIVALENTS, end of the period                                        $    514,844      $    396,489
                                                                                     ============      ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during period:
          Income taxes                                                              $          -      $          -
          Interest                                                                  $     16,986      $      9,347

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


          During the audit for Fiscal 2005, the Company was advised by its independent registered public accounting firm that the method used to account for sales of certain convertible preferred stock and convertible notes was not in accordance with the requirements of Emerging Issues Task Force ("EITF") Issue No. 00-19 "Accounting for Derivative Financial Instruments Indexed To and Potentially Settled In a Company's Own Stock". The statements of stockholders' deficit as of September 30, 2004 and for the nine months ended June 30, 2005, the balance sheet as of June 30, 2005, the statements of operations for the quarter and nine months ended June 30, 2005 and 2004 and the statements of cash flow for the nine months ended June 30, 2005 and 2004 included herein have been restated to correct the error in accounting for the issuance of various securities and the derivative features embedded therein. These restatements resulted in a stockholders' deficit of $3,342,236 at September 30, 2004 (an increase of $2,674,849), a stockholders' deficit of $5,659,829 at June 30, 2005 (an increase of $4,031,685), net loss of $458,616 for the quarter ended June 30, 2005 (a decrease of $690,568 or $.00 per share), a net loss of $533,640 for the quarter ended June 30, 2004(a decrease of $333,188 or $.00 per share), a net loss of $2,087,681 for the nine months ended June 30, 2005 ( a decrease of $880,114 or $.00 per share) and a net loss of $1,899,503 for the nine months ended June 30, 2004 (a decrease of $216,479 or $.01 per share).


          The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-QSB and Regulation S-B (including Item 310(b) thereof). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 2005. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended September 30, 2004. The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations and had a working capital deficit as of June 30, 2005 and September 30, 2004 of $1,848,017 and $1,136,512, respectively. The Company raised net proceeds aggregating approximately $2,800,000 during the fiscal year ended September 30, 2004 from the sale of stock and warrants. In addition, the Company converted $1,250,000 of long-term debt into preferred stock. During the nine months ended June 30, 2005, the Company raised net proceeds of approximately $2,498,000 from the sale of common stock, preferred stock and warrants and $700,000 from short-term notes. The Company is working with placement agents and investment fund mangers to obtain additional equity financing.





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

5.   NOTES AND CONVERTIBLE NOTES PAYABLE


          Since March 1, 2005, the Company issued short-term notes payable of $250,000 and convertible notes payable totaling $450,000 to an accredited investor. These notes have a term of six months with $250,000 bearing interest at 1% per month and $650,000 bearing interest at 10% per year. In connection with the notes payable, for each dollar loaned to the Company, the holder received warrants to purchase one share of the Company's common stock for a period of three years at exercise prices ranging from $.08 to $.11 per share. During the quarter ended June 30, 2005, $12,673 representing the value of the warrants issued to purchase 250,000 shares of common stock associated with the $250,000 of short-term notes payable debt and is being amortized over the term of the notes. In addition, the entire principal plus accrued interest associated with the $450,000 of short-term convertible notes is convertible into the Company's common stock at a conversion price of the lesser of the closing price of the common stock on the date of the loan or 85% of the average closing price of the common stock for the five (5) trading days preceding the notice of conversion. In no event shall the conversion price be lower than 50% of the closing price of the common stock on the date of the loan. A discount to debt totaling $104,540 ($92,700 for the fair value of the conversion feature of these notes and $11,840 for the value of the warrants issued in connection with these notes) was recorded during the quarter ended June 30, 2005 and is being amortized over the term of the notes. A liability of approximately $105,000 was recorded for the fair value of the warrants issued in connection with the $450,000 of notes and the conversion feature which was $93,735 at June 30, 2005.


6.   REDEEMABLE CONVERTIBLE PREFERRED STOCK


          In the April and June 2005, the Company raised net proceeds of approximately $1,335,000 from the sale of 1,500,000 shares of Series E Redeemable Convertible Preferred Stock with a face value of $1,500,000 and Warrants to purchase 150,000 shares of the Company's common stock. The $1,500,000 of Series E Preferred Stock are convertible into Common Stock at the lesser of $.08 per share or 80% of the average of the three lowest closing bid prices for the ten trading days immediately prior to the notice of conversion, subject to adjustments and limitations, and the Warrants are exercisable at $.084 per share for a period of three years. The warrants issued in connection with the sale of 1,500,000 shares of preferred stock and the conversion feature resulted in a deemed dividend of $1,087,000 being recorded and included in the earnings per share calculation for the quarter and nine months ended June 30, 2005. A liability of approximately $1,087,000 was recorded for the original fair value of the warrants issued in connection with the sale of the 1,500,000 shares of preferred stock and the conversion feature which was $706,901 at June 30, 2005. Upon the occurrence of specific events, the holders of the Series E Redeemable Convertible Preferred Stock are entitled to redeem these shares under certain provisions of the agreement covering the purchase of the preferred stock. Accordingly, this security was not classified as permanent equity. Prior to entering into the Securities Purchase Agreement for the sale of the Series E Preferred Stock, the Company entered into a Termination Agreement terminating the Standby Equity Distribution Agreement (`SEDA") made as of February 1, 2005 with Cornell Capital Partners, L.P. ("Cornell Capital"). The terms of this SEDA were discussed in detail in Notes 1 and 10 to the Financial Statements and in the Financial Condition and Liquidity Section of Management's Discussion and Analysis of the Company's Report on Form 10-QSB/A filed for the quarter ended December 31, 2004. If Cornell Capital does not enter into a SEDA on identical terms within ninety (90) days after all amounts payable under the Securities Purchase Agreement are satisfied, Cornell Capital has agreed to return to the Company all fees pursuant to the February 2005 SEDA. The fees of 1,075,732 shares of common stock with a value of $125,000 that were paid to Cornell Capital and its placement agent in connection with the SEDA were recorded as deferred financing costs in the quarter ended March 31, 2005 and will be amortized over the 24 month term of the SEDA. As of June 30, 2005, 200,000 shares of this preferred stock had been converted into common stock and 1,300,000 were outstanding.


          In December 2004, the Company sold 1,285 shares of Series A Redeemable Convertible Preferred Stock and Warrants to purchase 600,000 shares of common stock for which it received net proceeds of approximately $1,160,000. The Series A Redeemable Convertible Preferred Stock, with a face value of $1,285,000, is convertible into common stock at the lesser of $.12 per share or 85% of the average of the three lowest closing bid prices, as reported by Bloomberg, for the ten trading days immediately prior to the notice of conversion subject to adjustments and floor prices. The Warrants are exercisable at $.126 per share. The warrants issued in connection with the sale of 1,285 shares of preferred stock and the put right and the conversion feature resulted in a deemed dividend of $1,058,260 being recorded and included in the earnings per share calculation for the nine months ended June 30, 2005. A liability of approximately $1,058,260 was recorded for the original fair value of the warrants issued in connection with the sale of the 1,285 shares of preferred stock and the conversion feature which was $194,720 at June 30, 2005. Upon the occurrence of specific events, the holders of the Series A Redeemable Convertible Preferred Stock are entitled to redeem these shares under certain provisions of the agreement covering the purchase of the preferred stock. Accordingly, this security was not classified as permanent equity. As of June 30, 2005, 885 shares of this preferred stock had been converted into common stock and 400 shares were outstanding.

          36,941 shares of the Series C convertible preferred stock with a face value of $195,000 and 2,000 shares of the 6% Convertible preferred stock with a face value of $2,000,000 are carried at face value on the balance sheet outside permanent equity as the Company cannot be sure it has adequate authorized shares for their conversion as of June 30, 2005.


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

9.   LOSS PER SHARE

          The following data show the amounts used in computing earnings per share:

                                                                Three Months                    Nine Months
                                                              Ended June 30,                    Ended June 30,
                                                      --------------------------        -----------------------------
                                                         2005             2004             2005             2004
                                                      ------------   ------------       ------------     ------------
         Loss from continuing operations              $  (458,616)   $  (533,640)       $(2,087,681)     $(1,899,50)
         Less:
              Preferred Stock Dividends                   (71,006)       (38,470)          (152,685)         (81,980)
              Deemed dividends in connection
                 with Series A, E and 6% preferred
                 stock sales                           (1,087,000)      (586,000)        (2,145,260)      (1,586,000)
                                                       -----------   ------------        -----------      -----------
          Loss attributable to common
                 stockholders from
                 continuing operations                 (1,616,622)    (1,158,110)        (4,385,626)      (3,567,483)
             Add:
             Income (loss) from discontinued
                  operation                                     -              -                  -          (12,788)
                                                      ------------   ------------        -----------      -----------


          Net loss attributable to common
              stockholders used in basic and
                diluted EPS                           $(1,616,622)   $(1,158,110)       $(4,385,626)     $(3,580,271)
                                                      ============   ============       ============     ============

          Weighted average number of
                 common shares outstanding            160,598,894    108,821,108        146,206,417      102,419,332
                                                      ============   ============       ============     ============

           Loss per share applicable to common
                 stockholders before discontinued
                 operations                                $(0.01)        $(0.01)            $(0.03)          $(0.03)
           Impact of discontinued operations                    -              -                  -                -
                                                      ------------   ------------       ------------     ------------
              Basic and diluted loss per share
                  applicable to common
                  stockholders                             $(0.01)        $(0.01)            $(0.03)          $(0.03)
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

                                                 Three Months Ended June 30,              Nine Months Ended June 30,
                                                      2005             2004               2005                2004
                                                  ------------    -------------       -------------      -------------
Net loss                                          $  (458,616)    $  (533,640)        $ (2,087,681)      $ (1,899,503)
Add: stock based employee compensation
     expense included in reported net loss,
     net of tax                                             -               -                    -                  -
Deduct: total stock based employee
     compensation expense determined
     under the fair value based method for
     all awards, net of tax                           (41,930)        (67,005)            (109,075)          (188,000)
                                                  ------------    ------------         ------------       ------------
Pro forma net loss                                $  (500,546)    $  (600,645)         $(2,196,756)       $(2,087,503)
                                                 =============    ============         ============       ============
Loss per share:
Basic and diluted - as reported                   $      (.00)    $      (.01)         $      (.02)       $      (.02)
Basic and diluted - pro forma                            (.00)           (.01)                (.02)              (.02)

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


12.  DERIVATIVES

     The Company has issued and outstanding convertible debt and certain convertible equity instruments with embedded derivative features. The Company analyzes these financial instruments in accordance with SFAS No. 133 and EITF Issue Nos. 00-19 and 05-02 to determine if these hybrid contracts have embedded derivatives which must be bifurcated. In addition, free-standing warrants are accounted for as equity or liabilities in accordance with the provisions of EITF Issue No. 00-19. As of June 30, 2005, the Company could not be sure it had adequate authorized shares for the conversion of all outstanding instruments due to certain conversion rates which vary with the fair value of the Company's common stock and therefore all embedded derivatives and freestanding warrants are recorded at fair value, marked-to-market at each reporting period, and are carried on separate lines of the accompanying balance sheet. If there is more than one embedded derivative, their value is considered in the aggregate.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
---------------------------------------------------------------------------

     The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing elsewhere in this report.


RESTATEMENT

     As indicated in Note 1 of the Consolidated Financial Statements, the statements of stockholders' deficit as of September 30, 2004 and for the nine months ended June 30, 2005, the balance sheet as of June 30, 2005, the statements of operations for the quarter and nine months ended June 30, 2005 and 2004 and the statements of cash flow for the nine months ended June 30, 2005 and 2004 included herein have been restated to correct the error in accounting for the issuance of various securities and the derivative features embedded therein. The effects of these restatements are described in Note 1 of the Consolidated Financial Statements and the discussions below are based on restated information.



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

     Other Income and Expense


     Interest expense and financing costs were $77,451 for the three months ended June 30, 2005 compared to $182,619 incurred during the three months ended June 30, 2004. For the nine months ended June 30, 2005, interest expense and financing costs amounted to $113,820 versus $324,301 for the corresponding period of Fiscal 2004. The decrease for the three months ended June 30, 2005 resulted primarily from interest expense and amortization of deferred financing costs of approximately $104,000 associated with the long-term debt of $1,250,000 that was converted into preferred stock in May 2004. For the nine months ended June 30, 2005, the change primarily reflected the reduction of approximately $210,000 in interest expense and financing costs associated with the long-term debt of $1,250,000 that was converted into preferred stock in May 2004.



     For the three months ended June 30, 2005, other income amounted to $686,739 compared to $333,837 for the three months ended June 30, 2004. Other income for the nine months ended June 30, 2005 was $877,430 compared to other income of $226,235 for the nine months ended June 30, 2004. The amount for the quarter ended June 30, 2005 reflected an increase in income of approximately $354,000 from changes in the fair market value of derivative securities and warrants. The amount for the nine months ended June 30, 2005, reflected an increase in income of approximately $660,000 from changes in the fair market value of derivative securities and warrants.

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

         Net Loss

     Primarily as a result of the factors described above, the Company had a net loss of $458,616 for the three months ended June 30, 2005, as compared to net loss of $533,640 for the three months ended June 30, 2004. For the nine months ended June 30, 2005, the Company had a net loss of $2,087,681 versus $1,899,503 for the corresponding period of Fiscal 2004. The loss per share was $.01 per basic and diluted share for the three months ended June 30, 2005 compared to a loss per share of $.01 per basic and diluted share for the three months ended June 30, 2004. For the nine months ended June 30, 2005, the loss per share was $.03 per basic and diluted share versus a loss per share of $.03 per basic and diluted share for the nine months ended June 30, 2004.


FINANCIAL CONDITION AND LIQUIDITY


     At June 30, 2005, the Company had a working capital deficit of $1,848,017 and cash and cash equivalents of $514,844. Cash flows from financing activities of approximately $3,100,000 provided the primary source of funding during the nine months ended June 30, 2005 and the Company will continue to rely on this type of funding until profitability is reached. The following is a summary of cash flows for the nine month period ended June 30, 2005:


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
                                                          ============

          Operating Activities. The net loss of $2,087,681 (composed of expenses totaling $6,189,461 less revenues and other income of $4,101,780) was the major use of cash by operations. When the net loss is adjusted for non-cash expenses such as depreciation and amortization, amortization of debt discounts, deferred financing costs, deferred rent and income from the changes in the fair market value of derivative securities and warrants, the cash needed to finance the net loss was $2,691,343. Working capital requirements necessitated the use of $337,997 to pay aging accounts payable and reduce accrued expenses, $161,385 to fund other assets such as a security deposit on the new lease for the facility, and $27,318 to maintain sufficient inventory levels to meet anticipated demand for products during the next quarter. In addition, changes netting $32,167 in various other assets and liabilities further increased the operating cash needs. A decrease in accounts receivable due to cash receipts exceeding billings for ORALscreen products during the second quarter lessened working capital needs by $176,806.


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


     In the April and June 2005, the Company raised net proceeds of approximately $1,335,000 from the sale of 1,500,000 shares of Series E Redeemable Convertible Preferred Stock with a face value of $1,500,000 and Warrants to purchase 150,000 shares of the Company's common stock. The $1,500,000 of Series E Preferred Stock are convertible into Common Stock at the lesser of $.08 per share or 80% of the average of the three lowest closing bid prices for the ten trading days immediately prior to the notice of conversion, subject to adjustments and limitations, and the Warrants are exercisable at $.084 per share for a period of three years. The warrants issued in connection with the sale of 1,500,000 shares of preferred stock and the conversion feature resulted in a deemed dividend of $1,087,000 being recorded and included in the earnings per share calculation for the quarter and nine months ended June 30, 2005. A liability of approximately $1,087,000 was recorded for the original fair value of the warrants issued in connection with the sale of the 1,500,000 shares of preferred stock and the conversion feature which was $706,901 at June 30, 2005. Upon the occurrence of specific events, the holders of the Series E Redeemable Convertible Preferred Stock are entitled to redeem these shares under certain provisions of the agreement covering the purchase of the preferred stock. Accordingly, this security was not classified as permanent equity. Prior to entering into the Securities Purchase Agreement for the sale of the Series E Preferred Stock, the Company entered into a Termination Agreement terminating the Standby Equity Distribution Agreement (`SEDA") made as of February 1, 2005 with Cornell Capital Partners, L.P. ("Cornell Capital"). The terms of this SEDA were discussed in detail in Notes 1 and 10 to the Financial Statements and in the Financial Condition and Liquidity Section of Management's Discussion and Analysis of the Company's Report on Form 10-QSB/A filed for the quarter ended December 31, 2004. If Cornell Capital does not enter into a SEDA on identical terms within ninety (90) days after all amounts payable under the Securities Purchase Agreement are satisfied, Cornell Capital has agreed to return to the Company all fees pursuant to the February 2005 SEDA. The fees of 1,075,732 shares of common stock with a value of $125,000 that were paid to Cornell Capital and its placement agent in connection with the SEDA were recorded as deferred financing costs in the quarter ended March 31, 2005 and will be amortized over the 24 month term of the SEDA. As of June 30, 2005, 200,000 shares of this preferred stock had been converted into common stock and 1,300,000 were outstanding.

     Since March 1, 2005, the Company issued short-term notes payable of $250,000 and convertible notes payable totaling $450,000 to an accredited investor. These notes have a term of six months with $250,000 bearing interest at 1% per month and $650,000 bearing interest at 10% per year. In connection with the notes payable, for each dollar loaned to the Company, the holder received warrants to purchase one share of the Company's common stock for a period of three years at exercise prices ranging from $.08 to $.11 per share. During the quarter and nine months ended June 30, 2005, $12,673 representing the value of the warrants issued to purchase 250,000 shares of common stock associated with the $250,000 of short-term notes payable was recorded as a discount to debt and is being amortized over the term of the notes. In addition, the entire principal plus accrued interest associated with the $450,000 of short-term convertible notes is convertible into the Company's common stock at a conversion price of the lesser of the closing price of the common stock on the date of the loan or 85% of the average closing price of the common stock for the five (5) trading days preceding the notice of conversion. In no event shall the conversion price be lower than 50% of the closing price of the common stock on the date of the loan. A discount to debt totaling $104,540 ($92,700 for the fair value of the conversion feature of these notes and $11,840 for the value of the warrants issued in connection with these notes) was recorded during the quarter and nine months ended June 30, 2005 and is being amortized over the term of the notes. A liability of approximately $105,000 was recorded for the fair value of the warrants issued in connection with the $450,000 of notes and the conversion feature which was $93,735 at June 30, 2005.


     In December 2004, the Company sold 1,285 shares of Series A Redeemable Convertible Preferred Stock and Warrants to purchase 600,000 shares of common stock for which it received net proceeds of approximately $1,160,000. The Series A Redeemable Convertible Preferred Stock, with a face value of $1,285,000, is convertible into common stock at the lesser of $.12 per share or 85% of the average of the three lowest closing bid prices, as reported by Bloomberg, for the ten trading days immediately prior to the notice of conversion subject to adjustments and floor prices. The Warrants are exercisable at $.126 per share. The warrants issued in connection with the sale of 1,285 shares of preferred stock and the put right and the conversion feature resulted in a deemed dividend of $1,058,260 being recorded and included in the earnings per share calculation for the nine months ended June 30, 2005. A liability of approximately $1,058,260 was recorded for the original fair value of the warrants issued in connection with the sale of the 1,285 shares of preferred stock and the conversion feature which was $194,720 at June 30, 2005. Upon the occurrence of specific events, the holders of the Series A Redeemable Convertible Preferred Stock are entitled to redeem these shares under certain provisions of the agreement covering the purchase of the preferred stock. Accordingly, this security was not classified as equity. As of June 30, 2005, 885 shares of this preferred stock had been converted into common stock and 400 shares were outstanding.


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


ITEM 3.           CONTROLS AND PROCEDURES

     (a)  Evaluation of Disclosure Controls and Procedures


     As discussed in of our consolidated financial statements, we have restated our statements of stockholders' deficit as of September 30, 2004 and for the nine months ended June 30, 2005, the balance sheet as of June 30, 2005, the statements of operations for the quarter and nine months ended June 30, 2005 and 2004 and the statements of cash flow for the nine months ended June 30, 2005 and 2004 to correctly apply GAAP related to our issuance of certain securities.

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