Form 10QSB
period 2005-12-31
AVITAR INC /DE/
filed 2006-02-14
CIK 814008

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB/A-1

(Mark One)

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2005.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
                            COMMON STOCK: 220,662,935
                             AS OF FEBRUARY 10, 2006

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

                          PART I FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

                          Avitar, Inc. and Subsidiaries
                           Consolidated Balance Sheet
December 31, 2005
                                   (Unaudited)

------------------------------------------------------------------------------
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                       $ 55,587
     Accounts receivable                                              483,504
     Inventories                                                      636,781
     Prepaid expenses and other                                       117,692
                                                                  ------------
          Total current assets                                      1,293,564

PROPERTY AND EQUIPMENT, net                                           317,040
GOODWILL, net                                                         138,120
OTHER ASSETS                                                          512,823
                                                                  ------------
          Total                                                   $ 2,261,547
                                                                  ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
     Notes payable (Note 5)                                         $ 141,076
     Convertible notes payable (Note 5)                             $ 632,937
     Accounts payable                                                 613,892
     Accrued expenses                                                 776,703
     Deferred revenue                                                  16,150
     Current portion of long-term capital leases                       15,213
     Current portion of deferred lessor incentive                      13,400
     Fair value of warrants (Note 11)                                  59,468
     Fair value of embedded drivatives (Note 11)                      799,450
                                                                  ------------

          Total current liabilities                                 3,068,289
                                                                  ------------

LONG-TERM DEBT, LESS CURRENT PORTION                                1,433,452
LONG-TERM CAPITAL LEASES, LESS CURRENT PORTION                         11,018
DEFERRED LESSOR INCENTIVE, LESS CURRENT PORTION                        46,900
                                                                  ------------
           Total Liabilities                                        4,559,659


CONVERTIBLE AND REDEEMABLE CONVERTIBLE PREFERRED
     STOCK (Note 6)                                                 2,970,649

COMMITMENTS

STOCKHOLDERS' DEFICIT
     Series B convertible preferred stock, $.01 par value;
         authorized 5,000,000 shares; 5,689 shares issued and
         outstanding                                                       58
     Common Stock, $.01 par value; authorized 300,000,000 shares;
          216,117,480 shares issued and outstanding                 2,161,174
     Additional paid-in capital                                    46,971,877
     Accumulated deficit                                          (54,401,870)
                                                                  ------------
          Total stockholders' deficit                              (5,268,761)
                                                                  ------------
          Total                                                   $ 2,261,547
                                                                  ============

          See accompanying notes to consolidated financial statements.

                          Avitar, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                      THREE MONTHS ENDED DECEMBER 31,
                                                        -------------------------------
                                                          2005            2004
                                                         ------          ------
SALES                                              $     907,270    $   1,036,040
                                                   -------------    -------------

OPERATING EXPENSES
     Cost of sales                                       658,993          716,009
     Selling, general and administrative               1,038,607          932,662
     Research and development                            129,706          196,443
                                                   -------------    -------------
          Total operating expenses                     1,827,306        1,845,114
                                                   -------------    -------------

LOSS FROM OPERATIONS                                    (920,036)        (809,074)
                                                   -------------    -------------

OTHER INCOME (EXPENSE)
     Interest expense and financing costs               (213,235)         (13,186)
     Other income (expense), net                         121,342         (520,630)
                                                   -------------    -------------
          Total other expense, net                       (91,893)        (533,816)
                                                   -------------    -------------


LOSS FROM CONTINUING OPERATIONS                       (1,011,929)      (1,342,890)
                                                   -------------    -------------

DISCONTINUED OPERATIONS:
   Income from the disposal of USDTL (Note 3)            120,000                -
                                                   -------------    -------------
   Income from discontinued operations                   120,000                -
                                                   -------------    -------------

NET LOSS                                           $    (891,929)   $  (1,342,890)
                                                   =============    =============

BASIC AND DILUTED LOSS PER SHARE FROM CONTINUING
    OPERATIONS (Note 9)                            $       (0.01)   $       (0.01)
                                                   =============    =============

BASIC AND DILUTED NET LOSS PER SHARE (Note 9):     $       (0.01)   $       (0.01)
                                                   =============    =============

WEIGHTED AVERAGE
     NUMBER OF COMMON SHARES OUTSTANDING             202,270,171      130,174,135
                                                   =============    =============





          See accompanying notes to consolidated financial statements.

                           Avitar, Inc. and Subsidiaries
                  Consolidated Statement of Stockholders' Deficit
                       Three Months Ended December 31, 2005
                                    (Unaudited)

                                          Preferred Stock        Common Stock                                           Total
                                         ................    ....................      Additional    Accumulated    Stockholders'
                                          Shares   Amount   Shares         Amount    paid-in capital   deficit         Deficit
-----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2005             5,689    $ 58     190,659,39    $1,906,59    $46,992,19    ($53,504,524)   $(4,605,677)

Conversion of Series E preferred stock        -       -     25,458,087      254,580       (20,318)              -        234,262

Payment of convertible preferred stock
    dividend for Series A preferred stock     -       -              -            -             -          (5,417)        (5,417)

Net loss                                      -       -              -            -             -        (891,929)      (891,929)
-----------------------------------------------     ----   -----------    ---------     ----------    ------------    -------------

Balance at December 31, 2005              5,689     $58    216,117,480   $2,161,174    $46,971,877   ($54,401,870    ($5,268,761)
===============================================     ====   ===========    =========     ==========    ============    =============


           See accompanying notes to consolidated financial statements.

                          Avitar, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                               THREE MONTHS ENDED DECEMBER 31,
                                                               --------------------------------
                                                                    2005             2004
                                                               ---------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                    ($  891,929)   ($1,342,890)
     Adjustments to reconcile net loss to net cash used in
      operating activities:
          Depreciation and amortization                               43,666         39,669
          Amortization of debt discount and deferred financing       152,114              -
          Amortization of deferred rent expense                            -         31,192
          Amortization of deferred lessor incentive                    3,350              -
          (Income) expense from change in value of derivatives
           and warrants                                             (120,116)       521,067
          Changes in operating assets and liabilities:
          Accounts receivable                                         94,627        146,823
          Inventories                                               (261,865)      (152,278)
          Prepaid expenses and other current assets                   85,690         29,520
          Other assets                                                (4,737)          (201)
          Accounts payable and accrued expenses                      (16,959)      (231,448)
                    Net cash used in operating activities           (916,159)      (958,546)
                                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchases of property and equipment                              (51,496)       (20,482)
                                                                 -----------    -----------

                    Net cash used in investing activities            (51,496)       (20,482)
                                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Repayment of notes payable and long-term debt                  (141,704)       (63,272)
     Sale of preferred stock and warrants                                  -      1,159,775
     Net proceeds from issuance of convertible long-term debt        920,000
     Redemption of Series A redeemable convertible
      preferred stock                                               (150,000)
     Payment of cash dividend on Series A redeemable
      convertible prefered stock                                      (5,417)             -
                                                               ---------------   --------------

               Net cash provided by financing activities             622,879      1,096,503
                                                               ---------------   --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (344,776)       117,475

CASH AND CASH EQUIVALENTS, beginning of the period                   400,363        508,876
                                                               ---------------   --------------

CASH AND CASH EQUIVALENTS, end of the period                         $55,587       $626,351
                                                               ===============   ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid during period:
          Income taxes                                              $      -        $     -
          Interest                                                  $ 18,484        $ 8,291

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
    FINANCING ACTIVITIES:

  During the three months ended December 31, 2005, 224,712 shares of Series E redeemable convertible preferred stock were converted into 25,458,087 shares of common stock.

  During the three months ended December 31, 2004, 958 shares of Series A redeemable convertible preferred stock were converted into 13,205,882 shares of common stock.

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

1.   BASIS OF PRESENTATION

          Avitar,  Inc.  (the  "Company" or "Avitar")  through its  wholly-owned subsidiary Avitar Technologies, Inc. ("ATI") develops, manufactures, markets and sells diagnostic test products and proprietary hydrophilic polyurethane foam disposables fabricated for medical, diagnostics, dental and consumer use. During the first quarter of FY2006, the Company continued the development and marketing of innovative point of care oral fluid drugs of abuse tests, which use the Company's foam as the means for collecting the oral fluid sample. Through its wholly owned subsidiary, BJR Security, Inc. (`BJR"), the Company provides specialized contraband detection and education services.

          In December 2003, the Company sold the business and net assets, excluding cash, of its wholly owned subsidiary, United States Drug Testing Laboratories, Inc. ("USDTL") which operated a certified laboratory and provided specialized drug testing services primarily utilizing hair and meconium as the samples. In November 2005, the Company negotiated an agreement with the new owners of USDTL to settle all outstanding matters related to the sale of USDTL (see Note 3). Therefore, USDTL is considered a discontinued operation and this report reflects the continued operations of the Company. Due to the current financial condition at Avitar, the Company may consider selling assets and/or operations, including BJR. However, at the present time, there can be no assurances that the Company would be successful in these efforts.

          During the audit for Fiscal 2005, the Company was advised by its independent registered public accounting firm that the method used to account for sales of certain convertible preferred stock and convertible notes was not in accordance with the requirements of Emerging Issues Task Force ("EITF") Issue No. 00-19 "Accounting for Derivative Financial Instruments Indexed To and Potentially Settled In, a Company's Own Stock". As a result, management determined that certain previously issued financial statements should not be relied upon. The consolidated financial statements included herein reflect the correct method to account for the issuance of various securities and the derivative features embedded therein.

          The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-QSB and Regulation S-B (including Item 310(b) thereof). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 2006. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended September 30, 2005. The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations and has a stockholders' deficit as of December 31, 2005 of $5,268,761. The Company raised net proceeds aggregating approximately $2,498,000 during the year ended September 30, 2005 from the sale of stock and warrants. In addition, the Company raised gross proceeds of $900,000 from short-term convertible notes and $1,000,000 from long-term convertible notes. During October 2005, the Company raised gross proceeds of $1,000,000 from long-term convertible notes and received $120,000 from the settlement agreement related to the sale of USDTL described above and in Note 3. The Company is working with placement agents and investment fund mangers to obtain additional equity financing. Based upon cash flow projections, the Company believes the anticipated cash flow from operations and most importantly, the expected net proceeds from future equity financings will be sufficient to finance the Company's operating needs until the operations achieve profitability. There can be no assurances that forecasted results will be achieved or that additional financing will be obtained. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.   INVENTORIES

          At December 31, 2005, inventories consist of the following:

                 Raw Materials                            $386,351
                 Work-in-Process                           102,295
                 Finished Goods                            148,135
                          Total                           $636,781

3.   DISCONTINUED OPERATIONS

          On December 16, 2003, the Company consummated a sale of USDTL's business and net assets, excluding cash. Under the terms of that sale, the buyer must pay the Company 10% of certain annual revenues in excess of $1,500,000, less any amounts due from the Company for the purchase of services from the buyer. In November 2005, the Company negotiated an agreement with the new owners of USDTL to settle all outstanding matters related to the sale of USDTL. Under the terms of this settlement, the
     Company received an immediate lump sum payment of $120,000 rather than waiting for the 10 to 14 years that the Company believed it would take to collect the entire $500,000 from uncertain future revenues of USDTL. The accompanying financial statements reflect USDTL as a discontinued operation. The following is a summary of the results of its operations for the three months ended December 31, 2005 and 2004:

          Three months ended December 31,            2005             2004
          --------------------------------------------------------------------
          Sales                                  $        -        $       -
          Operating expenses                              -                -
          Other income (expense)                    120,000                -
          --------------------------------------------------------------------
          Income from discontinued operations    $  120,000        $       -
          --------------------------------------------------------------------

4.   MAJOR CUSTOMERS

         Customers in excess of 10% of total sales are:

                                   Three Months Ended December 31,
                                   -------------------------------------
                                         2005                 2004
                  Customer A        $   222,830          $   253,786
                  Customer B                  *              222,200



                  *Customer was not in excess of 10% of total sales.

          At December 31, 2005, accounts receivable from major customers totaled approximately $98,000.

5.   NOTES PAYABLE AND SHORT AND LONG-TERM CONVERTIBLE NOTES PAYABLE

          In September and October 2005, the Company executed notes payable with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC in the total principal amount of $2,000,000 which is payable at maturity in September and October 2008. Interest on these notes is 8% and is payable quarterly in cash or the Company's common stock at the option of the Company. The Company issued warrants to purchase 4,000,000 shares of common stock at $.25 per share for five years in connection with these notes. In addition, the entire principal plus any accrued and unpaid interest associated with these notes is convertible, at the holder's option, into the Company's common stock at a conversion price of 65% of the average of the three lowest intraday trading prices of the common stock for the twenty trading days preceding the date that the holders elect to convert. A discount to debt totaling $616,800 ($567,000 for the fair value of the conversion feature of these notes and $49,800 for the fair value of the warrants issued in connection with these notes) was recorded during FY2005 and the first quarter of FY2006 and is being amortized over the term of the notes. The unamortized discount was $566,548 as of December 31, 2005. Fees of approximately $290,000 incurred in connection with securing these loans were recorded as a deferred financing charge. The collateral pledged by the Company to secure these notes includes all assets of the Company. A liability of approximately $617,000 was recorded for the fair value of the warrants issued in connection with the $2,000,000 of notes and the conversion feature which was increased to its market value of approximately $650,000 at December 31, 2005.

          From April to August 2005, the Company executed convertible notes with an individual in the total principal amount of $650,000 with interest at 10%. Each note has a maturity date of six months from the date of the note and is payable in ten monthly installments plus accrued interest commencing on the maturity date of the note. The Company issued warrants to purchase 650,000 shares of common stock at $.033 to $.099 per share for three (3) years in connection with these notes. In addition, the entire principal plus accrued interest associated with these notes is convertible into the Company's common stock at a conversion price of the lesser of the closing price of the common stock on the date of the loan or 85% of the average closing price of the common stock for the five (5) trading days preceding the notice of conversion. In no event shall the conversion price be lower than 50% of the closing price of the common stock on the date of the loan. A discount to debt totaling $172,930 ($156,800 for the value of the conversion feature of these notes and $16,130 for the value of the warrants issued in connection with these notes) was recorded during FY2005 and is being amortized over the term of the notes. The unamortized discount was $17,063 as of December 31, 2005. A liability of approximately $173,000 was recorded for the fair value of the warrants issued in connection with the $650,000 of notes and the conversion feature which was reduced to its market value of $4,045 at December 31, 2005.

6.   CONVERTIBLE AND REDEEMABLE CONVERTIBLE PREFERRED STOCK

          In the April and June 2005, the Company raised net proceeds of approximately $1,335,000 from the sale of 1,500,000 shares of Series E Redeemable Convertible Preferred Stock with a face value of $1,500,000 and Warrants to purchase 150,000 shares of the Company's common stock. The $1,500,000 of Series E Preferred Stock are convertible into Common Stock at the lesser of $.08 per share or 80% of the average of the three lowest closing bid prices for the ten trading days immediately prior to the notice of conversion, subject to adjustments and limitations, and the Warrants are exercisable at $.084 per share for a period of three years. The warrants issued in connection with the sale of 1,500,000 shares of preferred stock and the conversion feature resulted in a deemed dividend of $1,087,000 being recorded and included in the earnings per share calculation for the year ended September 30, 2005. A liability of approximately $1,087,000 was recorded for the original fair value of the warrants issued in connection with the sale of the 1,500,000 shares of preferred stock and the conversion feature which was reduced to its market value of approximately $165,000 at December 31, 2005. As of December 31, 2005, 724,351 shares of this preferred stock had been converted into 36,777,767 shares of common stock and 775,649 were outstanding. Upon the occurrence of specific events, the holders of the Series E Redeemable Convertible Preferred Stock are entitled to redeem these shares under certain provisions of the agreement covering the purchase of the preferred stock. Accordingly, this security was not classified as permanent equity.

          In December 2004, the Company sold 1,285 shares of Series A Redeemable Convertible Preferred Stock and Warrants to purchase 600,000 shares of common stock for which it received net proceeds of approximately $1,160,000. The Series A Redeemable Convertible Preferred Stock, with a face value of $1,285,000, is convertible into common stock at the lesser of $.12 per share or 85% of the average of the three lowest closing bid prices, as reported by Bloomberg, for the ten trading days immediately prior to the notice of conversion subject to adjustments and floor prices. The Warrants are exercisable at $.126 per share. The warrants issued in connection with the sale of 1,285 shares of preferred stock and the put right and the conversion feature resulted in a deemed dividend of $1,058,260 being recorded and included in the earnings per share calculation for the year ended September 30, 2005. A liability of approximately $1,058,260 was recorded for the original fair value of the warrants issued in connection with the sale of the 1,285 shares of preferred stock and the conversion feature which was $3,000 at December 31, 2005. As of December 31, 2005, 1,135 shares of this preferred stock had been converted into 22,607,777 shares of common stock and the remaining 150 shares of Series A redeemable convertible preferred stock, with a face value of $150,000, were redeemed by the Company in October 2005 for $155,415 which included accrued dividends of $5,417.

          36,941 shares of the Series C convertible preferred stock with a face value of $195,000 and 2,000 shares of the 6% Convertible preferred stock with a face value of $2,000,000 are carried at face value on the balance sheet outside permanent equity as the Company cannot be sure it has adequate authorized shares for their conversion as of December 31, 2005.


7.   COMMON AND PREFERRED STOCK

          During the quarter ended December 31, 2005, the Company issued 25,458,087 shares of common stock to holders who converted 224,351 shares of Series E redeemable convertible preferred stock. Dividends for all preferred stock amounted to $42,435 for the three months ended December 31, 2005 and the total amount of unpaid and undeclared dividends was $284,321.

8.   GOODWILL

          As of September 30, 2005, the Company's goodwill was composed of $138,120 associated with the acquisition of BJR in 2001. In accordance with SFAS No. 142, the Company evaluated the goodwill related to the BJR acquisition and determined that no adjustment to the goodwill balance of $138,120 was deemed necessary since September 30, 2005.

9.   LOSS PER SHARE

       The following data show the amounts used in computing earnings per share:


         Three Months Ended December 31,                         2005                  2004
         --------------------------------------------------------------------------------------
         Loss from continuing operations                     $ (1,011,929)         $(1,342,890)
         Less:
             Deemed dividends in connection with
                  Series A preferred stock sales                       (-)          (1,058,260)
                Preferred stock dividends                         (42,435)             (50,264)
                                                              ------------          -----------
          Loss attributable to common stockholders
                 from continuing operations                    (1,054,364)          (2,451,414)

             Add:
              Income from discontinued operations                 120,000                   (-)
                                                              ------------          -----------
          Net loss attributable to common
              stockholders used in basic and
                diluted EPS                                  $   (934,364)         $(2,451,414)
                                                              ============          ===========
          Weighted average number of
                 common shares outstanding                    202,270,171          130,174,135
                                                              ------------         ------------
           Loss per share attributable to common
                 stockholders before discontinued
                 operations                                        $(0.01)              $(0.01)

           Impact of discontinued operations                            -                    -
                                                                   -------              -------
              Basic and diluted loss per share
                  attributable to common stockholders              $(0.01)              $(0.01)
                                                                   =======              =======

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


For the Three Months Ended December 31,             2005             2004
Net loss                                         $(891,929)       $(1,342,890)
Add: stock based employee compensation
  expense included in reported net loss,
  net of tax                                             -                  -
Deduct: total stock based employee
  compensation expense determined
  under the fair value based method for
  all awards, net of tax                           (30,595)           (32,395)
                                                  ---------        -----------
Pro forma net loss                               $(922,524)       $(1,375,285)
                                                  =========        ===========
Pro forma loss per share:
  Basic and diluted - as reported                    $(.01)             $(.01)
  Basic and diluted - pro forma                       (.01)              (.01)



In determining the pro forma amounts above, the Company estimated the fair value of each option granted using the Black-Scholes option pricing model with the following weighted-average assumptions:


        December 31                               2005                   2004
        Risk free interest rate              4.0%                   3.8%
        Expected dividend yield              -                         -
        Expected lives                     5-9 years              5-9 years
        Expected volatility                 80%                   80%

No options were granted during the quarter ended December 31, 2005 while the options granted for the three months ended December 31, 2004 amounted to 1,663,700. The weighted average fair value of options granted during the three months ended December 31, 2004 was $0.07.

11.  DERIVATIVES

          The Company has issued and outstanding convertible debt and certain convertible equity instruments with embedded derivative features. The Company analyzes these financial instruments in accordance with SFAS No. 133 and EITF Issue Nos. 00-19 and 05-02 to determine if these hybrid contracts have embedded derivatives which must be bifurcated. In addition, free-standing warrants are accounted for as equity or liabilities in accordance with the provisions of EITF Issue No. 00-19. As of December 31, 2005, the Company could not be sure it had adequate authorized shares for the conversion of all outstanding instruments due to certain conversion rates which vary with the fair value of the Company's common stock and therefore all embedded derivatives and freestanding warrants are recorded at fair value, marked-to-market at each reporting period, and are carried on separate lines of the accompanying balance sheet. If there is more than one embedded derivative, their value is considered in the aggregate.

12.  SUBSEQUENT EVENTS

          Since December 31, 2005, holders of Series C convertible preferred stock converted 8,333 shares of preferred stock with a face value of $50,000 into 4,545,455 shares of common stock. Also since December 31, 2005, the Company filed a Certificate of Amendment of its Certificate of Incorporation that at 5 P.M. (Delaware Time) on February 17, 2006 will effect a one-for-fifty (1 for 50) reverse stock split of the Company's outstanding common stock. When the reverse stock split becomes effective, each outstanding fifty shares of common stock will be combined into and become one share of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing elsewhere in this report.


RESULTS OF OPERATIONS

Revenues

     Sales for the three months ended December 31, 2005 decreased $128,770 or approximately 12 %, to $907,270 from $1,036,040 for the corresponding period of the prior year. The change for the three months ended December 31, 2005 primarily reflects decrease in volume of sales of $138,000 for its OralScreen(R) products and $5,000 for its Foam Products, offset in part by an increase of $14,000 in revenue from contraband detection services.

Operating Expenses

     Cost of sales for the three months ended December 31, 2005 were approximately 73% of sales compared to the cost of sales of approximately 69% of sales for the three months ended December 31, 2004. The change for the first quarter of Fiscal 2006 resulted from the reduction in sales described above and a shift in the product mix to the lower margin foam products which accounted for 49% of revenue in Fiscal 2006 versus 44% in Fiscal 2005.

     Selling, general and administrative expenses for the three months ended December 31, 2005 increased $105,945, or approximately 11%, to $1,038,607 from $932,662 for the corresponding period of the prior year. The change for the three-month period ended December 31, 2005 primarily resulted from an increase of approximately $80,000 for the addition of sales and marketing resources. In order to achieve revenue growth, the Company will continue to incur increased expenses to hire additional direct sales staff and expand marketing programs during the remainder of FY2006 and beyond.

     Research and development expenses for the three months ended December 31, 2005 amounted to $129,706 compared to $196,443 for the three months ended December 31, 2004. The decrease for the quarter ended December 31, 2005 was primarily attributable to lower consulting expense. Although research and development expense were lower for the first quarter of Fiscal 2006, the Company must continue developing and enhancing its ORALscreen products and therefore, will most likely incur increased expenses for research and development during the remainder of FY2006 and beyond.

     Other Income and Expense

     Interest expense and financing costs were $213,235 for the three months ended December 31, 2005 compared to $13,186 incurred during the three months ended December 31, 2004. The increase resulted primarily from interest expense of approximately $50,000 and amortization of deferred financing costs and debt discount of approximately $152,000 associated with the short-term notes and convertible short and long-term notes totaling approximately $2,900,000 that were executed by the Company in FY2005 and the first quarter of FY2006.

     For the three months ended December 31, 2005, other income amounted to $121,342 compared to other expense of $520,630 for the three months ended December 31, 2004. The change for the quarter ended December 31, 2005 resulted primarily from changes in the fair market value of derivative securities and warrants.

     Discontinued Operations

     On December 16, 2003, the Company consummated the sale of the business and net assets, excluding cash, of its USDTL subsidiary. For the three months ended December 31, 2005, other income amounted to $120,000 compared to no activity for the corresponding period of the prior year. The income for the quarter ended December 31, 2005 resulted from the settlement described in Note 3 of the Consolidated Financial Statements.

         Net Loss

     Primarily as a result of the factors described above, the Company had a net loss of $891,929 for the three months ended December 31, 2005, as compared to net loss of $1,342,890 for the three months ended December 31, 2004. The loss per share was $.01 per basic and diluted share for the three months ended December 31, 2005. The loss per share was $.01 per basic and diluted share for the three months ended December 31, 2004.

FINANCIAL CONDITION AND LIQUIDITY

     At December 31, 2005, the Company had a stockholders'deficit of $5,268,761 and cash and cash equivalents of $55,587. Our cash flows from financing activities provided the primary source of funding during the quarter ended December 31, 2005 and the Company will continue to rely on this type of funding until profitability is reached. The following is a summary of cash flows for the three month period ended December 31, 2005:

                                                        December 31,
         Sources (use) of cash flows                         2005
         -----------------------------------------------------------
         Operating activities                           $ (916,159)
         Investing activities                              (51,496)
         Financing activities                              622,879
         Net decrease in cash and equivalents           $ (344,776)

          Operating Activities. The net loss of $891,929 (comprised of expenses totaling $1,919,199 less revenues and income from discontinued operations of $1,027,270) was the major use of cash by operations. When the net loss is adjusted for non-cash expenses such as depreciation and amortization, amortization of debt discounts, deferred financing costs, deferred rent and income from the changes in the fair market value of derivative securities and warrants, the cash needed to finance the net loss was $812,915. Working capital requirements necessitated the use of $16,959 to pay aging accounts payable and reduce accrued expenses and $261,865 to increase inventory levels to meet anticipated demand for our products during the next six months. A decrease in accounts receivable of $94,627 due to the lower billings for ORALscreen products during the quarter and decreases in prepaid expenses and other current assets of $85,690 lessened working capital needs by $180,317. The addition of $4,737 of other assets further increased the operating cash needs.

          Investing and Financing Activities. Cash used in investing consisted of cash paid of $51,496 for additions to property, plant and equipment. To finance the business, long-term notes (as described below) were executed and approximated $920,000; of which $141,704 was used to repay various short and long-term debt and $155,417 was used to redeem remaining shares of the Series A redeemable convertible preferred stock and the accrued dividends for these shares. .

     During FY 2006, the Company's cash requirements are expected to include primarily the funding of operating losses, the payment of outstanding accounts payable, the repayment of certain notes payable, the funding of operating capital to grow the Company's drugs of abuse testing products and services, and the continued funding for the development of its ORALscreen product line. In September and October 2005, the Company executed notes payable with AJW
Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC in the total principal amount of $2,000,000 which is payable at maturity in September and October 2008. Interest on these notes is 8% and is payable quarterly in cash or the Company's common stock at the option of the Company. The Company issued warrants to purchase 4,000,000 shares of common stock at $.25 per share for five years in connection with these notes. In addition, the entire principal plus any accrued and unpaid interest associated with these notes is convertible, at the holder's option, into the Company's common stock at a conversion price of 65% of the average of the three lowest intraday trading prices of the common stock for the twenty trading days preceding the date that the holders elect to convert. A discount to debt totaling $616,800 ($567,000 for the fair value of the conversion feature of these notes and $49,800 for the fair value of the warrants issued in connection with these notes) was recorded during FY2005 and the first quarter of FY2006 and is being amortized over the term of the notes. The unamortized discount was $566,548 as of December 31, 2005. Fees of approximately $290,000 incurred in connection with securing these loans were recorded as a deferred financing charge. The collateral pledged by the Company to secure these notes includes all assets of the Company. A liability of approximately $617,000 was recorded for the fair value of the warrants issued in connection with the $2,000,000 of notes and the conversion feature which was increased to its market value of approximately $650,000 at December 31, 2005.

     From April to August 2005, the Company executed convertible notes with an individual in the total principal amount of $650,000 with interest at 10%. Each note has a maturity date of six months from the date of the note and is payable in ten monthly installments plus accrued interest commencing on the maturity date of the note. The Company issued warrants to purchase 650,000 shares of common stock at $.033 to $.099 per share for three (3) years in connection with these notes. In addition, the entire principal plus accrued interest associated with these notes is convertible into the Company's common stock at a conversion price of the lesser of the closing price of the common stock on the date of the loan or 85% of the average closing price of the common stock for the five (5) trading days preceding the notice of conversion. In no event shall the conversion price be lower than 50% of the closing price of the common stock on the date of the loan. A discount to debt totaling $172,930 ($156,800 for the value of the conversion feature of these notes and $16,130 for the value of the warrants issued in connection with these notes) was recorded during FY2005 and is being amortized over the term of the notes. The unamortized discount was $17,063 as of December 31, 2005. A liability of approximately $173,000 was recorded for the fair value of the warrants issued in connection with the $650,000 of notes and the conversion feature which was reduced to its market value of $4,045 at December 31, 2005.

     In the April and June 2005, the Company raised net proceeds of approximately $1,335,000 from the sale of 1,500,000 shares of Series E Redeemable Convertible Preferred Stock with a face value of $1,500,000 and Warrants to purchase 150,000 shares of the Company's common stock. The $1,500,000 of Series E Preferred Stock are convertible into Common Stock at the lesser of $.08 per share or 80% of the average of the three lowest closing bid prices for the ten trading days immediately prior to the notice of conversion, subject to adjustments and limitations, and the Warrants are exercisable at $.084 per share for a period of three years. The warrants issued in connection with the sale of 1,500,000 shares of preferred stock and the conversion feature resulted in a deemed dividend of $1,087,000 being recorded and included in the earnings per share calculation for the year ended September 30, 2005. A liability of approximately $1,087,000 was recorded for the original fair value of the warrants issued in connection with the sale of the 1,500,000 shares of preferred stock and the conversion feature which was reduced to its market value of approximately $165,000 at December 31, 2005. As of December 31, 2005, 724,351 shares of this preferred stock had been converted into 36,777,767 shares of common stock and 775,649 were outstanding. Upon the occurrence of specific events, the holders of the Series E Redeemable Convertible Preferred Stock are entitled to redeem these shares under certain provisions of the agreement covering the purchase of the preferred stock. Accordingly, this security was not classified as permanent equity.

     In December 2004, the Company sold 1,285 shares of Series A Redeemable Convertible Preferred Stock and Warrants to purchase 600,000 shares of common stock for which it received net proceeds of approximately $1,160,000. The Series A Redeemable Convertible Preferred Stock, with a face value of $1,285,000, is convertible into common stock at the lesser of $.12 per share or 85% of the average of the three lowest closing bid prices, as reported by Bloomberg, for the ten trading days immediately prior to the notice of conversion subject to adjustments and floor prices. The Warrants are exercisable at $.126 per share. The warrants issued in connection with the sale of 1,285 shares of preferred stock and the put right and the conversion feature resulted in a deemed dividend of $1,058,260 being recorded and included in the earnings per share calculation for the year ended September 30, 2005. A liability of approximately $1,058,260 was recorded for the original fair value of the warrants issued in connection with the sale of the 1,285 shares of preferred stock and the conversion feature which was $3,000 at December 31, 2005. As of December 31, 2005, 1,135 shares of this preferred stock had been converted into 22,607,777 shares of common stock and the remaining 150 shares of Series A redeemable convertible preferred stock, with a face value of $150,000, were redeemed by the Company in October 2005 for $155,415 which included accrued dividends of $5,417.

     The cash available at December 31, 2005, the anticipated customer receipts and the proceeds expected from the last installment of the $3,000,000 convertible note financing are expected to be sufficient to fund the operations of the Company through April 2006. Beyond that time, the Company will require significant additional financing from outside sources to fund its operations. The Company plans to continue working with placement agents and/or investment fund managers in order to raise additional capital during FY2006 from the sales of equity and/or debt securities. The investors involved in the September and October 2005 convertible note financing described above have expressed their intent to provide an additional $2,000,000 of financing on terms to be negotiated. The Company plans to use the proceeds from these financings to provide working capital and capital equipment funding to operate the Company, to expand the Company's business, to further develop and enhance the ORALscreen drug screening systems and to pursue the development of in-vitro oral fluid diagnostic testing products. However, there can be no assurance that these financings will be achieved. In addition, the Company may consider selling assets and/or operations, including BJR. However, at the present time, there can be no assurances that the Company would be successful in these efforts.

     Operating revenues are expected to grow during Fiscal 2006 as increasing number of employers in the United States and overseas convert to using ORALscreen, Avitar's oral fluid drug testing products. In order to achieve the revenue growth, the Company will need to increase its direct sales force and implement an expanded, targeted marketing program. ORALscreen, as an instant on-site diagnostic test, is part of the fastest growing segment of the diagnostic test market. Inventories are currently at appropriate levels for anticipated sales volumes and the Company, with its production capacity and the arrangements with its current contract manufacturing sources, expects to be able to maintain inventories at optimal levels. Based on current sales, expense and cash flow projections, the Company believes that the current level of cash and cash-equivalents on hand and, most importantly, a portion of the anticipated net proceeds from the financing mentioned above would be sufficient to fund operations until the Company achieves profitability. There can be no assurance that the Company will consummate the above-mentioned financing, or that any or all of the net proceeds sought thereby will be obtained. Furthermore, there can be no assurance that the Company will have sufficient resources to achieve the anticipated growth. Once the Company achieves profitability, the longer-term cash requirements of the Company to fund operating activities, purchase capital equipment, expand the existing business and develop new products are expected to be met by the anticipated cash flow from operations and proceeds from the financings described above. However, because there can be no assurances that sales will materialize as forecasted, management will continue to closely monitor and attempt to control costs at the Company and will continue to actively seek the needed additional capital.

     As a result of the Company's recurring losses from operations and working capital deficit, the report of its independent registered public accounting firm relating to the financial statements for Fiscal 2005 contains an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern. Such report states that the ultimate outcome of this matter could not be determined as the date of such report (January 20, 2006). The Company's plans to address the situation are presented above. However, there are no assurances that these endeavors will be successful or sufficient.

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"), which replaces SFAS 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion no. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The effective date for entities that file as a small business issuer is as of the beginning of the first annual reporting period that begins on or after December 15, 2005 Therefore, under the current rules, the Company will be required to adopt SFAS 123R in the first quarter of fiscal 2007.

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

ITEM 3.           CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures

     Our management, including our chief executive officer and chief financial officer, have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2005, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based upon that evaluation, our chief executive officer and chief financial officer have concluded that as of such date, our disclosure controls and procedures in place are adequate and effective to ensure material information and other information requiring disclosure is identified and communicated on a timely basis.

     (b) Changes in Internal Control Over Financial Reporting

     During the period covered by this report, we have improved our internal control over financial reporting by correcting the historical accounting problems to appropriately account for equity and debt issuances including freestanding warrants and embedded derivatives. There have been no changes in our other internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

                            PART II OTHER INFORMATION

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     During the quarter ended December 31, 2005 the Company issued to holders of the Series E preferred stock 25,458,087 shares of the Company's common stock upon the conversion of 224,712 shares of their preferred stock. The exemption for registration of these securities is based upon Section 4(2) of the Securities Act because the issuances were made to accredited investors in private placements.


ITEM 6.           EXHIBITS

(a)  Exhibits:

Exhibit No.                                       Document

3.1  Certificate of Amendment of Certificate of  Incorporation  previously filed
     with  the  Securities   and  Exchange   Commission  on  February  13,  2006
     (Commission File No. 333-131797), and incorporated herein by reference.

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


                                        AVITAR, INC.
                                        (Registrant)




Dated:  February 14, 2006               /S/ Peter P. Phildius
                                        ----------------------------
                                        Peter P. Phildius
                                        Chairman and Chief
                                        Executive Officer
                                        (Principal Executive Officer)




Dated:  February 14, 2006               /S/ J.C. Leatherman, Jr.
                                        ----------------------------
                                        J.C. Leatherman, Jr.
                                        Chief Financial Officer
                                        (Principal Accounting and
                                        Financial Officer)

                                  EXHIBIT INDEX

Exhibit No.                                       Document

3.1  Certificate of Amendment of Certificate of  Incorporation  previously filed
     with  the  Securities   and  Exchange   Commission  on  February  13,  2006
     (Commission File No. 333-131797), and incorporated herein by reference.

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