Form 10QSB
period 2006-03-31
AVITAR INC /DE/
filed 2006-05-15
CIK 814008

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x]Yes [ ]No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) [ ] Yes [x] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                             COMMON STOCK: 4,419,344
                               AS OF MAY 10, 2006

Transitional Small Business Disclosure Format
(Check One):               [  ] Yes ;       [x] No

                               Page 1 of 25 pages
                           Exhibit Index is on Page 30

                                                           TABLE OF CONTENTS


                                                                           Page


PART I:           FINANCIAL INFORMATION                                    3


  Item 1   Consolidated Financial Statements
                    Balance Sheet                                          4
                    Statements of Operations                               5
                    Statement of Stockholders' Deficit                     6
                    Statements of Cash Flows                               7
                    Notes to Consolidated Financial Statements             8


  Item 2   Management's Discussion and Analysis or Plan of Operation      18


  Item 3   Controls and Procedures                                        25

PART II: OTHER INFORMATION                                                26

  Item 2   Unregistered Sales of Equity Securities and Use of Proceeds    27

  Item 4   Submission of Matters to a Vote of Security Holders            27


SIGNATURES                                                                29

EXHIBIT INDEX                                                             30
CERTIFICATIONS                                                            31

                          PART I FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

                          Avitar, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                 March 31, 2006
                                   (Unaudited)


                                              ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                         $     42,633
     Accounts receivable, net of reserve of $9,000                                          509,434
     Inventories                                                                            424,883
     Prepaid expenses and other current assets                                              129,226
                                                                                         -----------
          Total current assets                                                            1,106,176

PROPERTY AND EQUIPMENT, net                                                                 314,331
GOODWILL                                                                                    138,120
OTHER ASSETS                                                                                528,477
                                                                                        ------------
          Total Assets                                                                 $  2,087,104
                                                                                        ============

                      LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
     Notes payable (Note 5)                                                            $    167,007
     Convertible notes payable (Note 5)                                                     650,000
     Accounts payable                                                                       555,901
     Accrued expenses                                                                       955,150
     Deferred income                                                                         16,100
     Current portion of long-term capital leases                                             15,598
     Current portion of deferred lessor incentive                                            13,400
     Fair value of warrants (Note 11)                                                        89,435
     Fair value of embedded derivatives (Note 11)                                         1,055,941
                                                                                        ------------
          Total current liabilities                                                       3,518,532
                                                                                        ------------

LONG-TERM DEBT, LESS CURRENT PORTION (Note 5)                                             1,848,309
LONG-TERM CAPITAL LEASES, LESS CURRENT PORTION                                                6,971
DEFERRED LESSOR INCENTIVE, LESS CURRENT PORTION                                              43,550
                                                                                        ------------
          Total liabilities                                                               5,417,362
                                                                                        ------------
REDEEMABLE CONVERTIBLE AND CONVERTIBLE PREFERRED
      STOCK (Note 6)                                                                      2,920,649
                                                                                        ------------

COMMITMENTS

STOCKHOLDERS' DEFICIT:
     Series B convertible preferred stock, $.01 par value; authorized
          5,000,000 shares; 5,689 shares issued and outstanding                                  58
     Common Stock, $.01 par value; authorized 100,000,000 shares;
          4,419,344 shares issued and outstanding                                            44,193
     Additional paid-in capital                                                          49,141,698
     Accumulated deficit                                                                (55,436,856)
                                                                                        ------------
         Total stockholders' deficit                                                     (6,250,907)
                                                                                        ------------
         Total Liabilities, Preferred Stock and Stockholders' Deficit                  $  2,087,104
                                                                                        ============


                   See accompanying notes to consolidated financial statements.

                          Avitar, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                        ---------------------------------------------------------
                                                        THREE MONTHS ENDED MARCH 31,  SIX MONTHS ENDED MARCH 31,
                                                        ---------------------------------------------------------
                                                           2006           2005           2006           2005
                                                        ------------   ------------   ------------   ------------
                                                                       (As Restated)                 (As Restated)
SALES                                                   $ 1,297,266      $ 955,223    $ 2,204,536    $ 1,991,263
                                                        ------------   ------------   ------------   ------------

OPERATING EXPENSES
     Cost of sales                                          900,121        714,610      1,559,114      1,430,619
     Selling, general and administrative expenses         1,018,392      1,031,620      2,056,999      1,964,282
     Research and development expenses                      109,248        183,306        238,954        379,749
                                                        ------------   ------------   ------------   ------------
          Total operating expenses                        2,027,761      1,929,536      3,855,067      3,774,650
                                                        ------------   ------------   ------------   ------------

LOSS FROM OPERATIONS                                       (730,495)      (974,313)    (1,650,531)    (1,783,387)
                                                        ------------   ------------   ------------   ------------

OTHER INCOME (EXPENSE)
     Interest expense and financing costs                  (175,851)       (23,183)      (389,086)       (36,369)
     Other income (expense), net                           (128,640)       711,321         (7,298)       190,691
                                                        ------------   ------------   ------------   ------------
          Total other income (expense), net                (304,491)       688,138       (396,384)       154,322
                                                        ------------   ------------   ------------   ------------

LOSS FROM CONTINUING OPERATIONS                          (1,034,986)      (286,175)    (2,046,915)    (1,629,065)
                                                        ------------   ------------   ------------   ------------

DISCONTINUED OPERATIONS
   Income from the disposal of USDTL                              -              -        120,000              -
                                                        ------------   ------------   ------------   ------------
   Income from discontinued operations                            -              -        120,000              -
                                                        ------------   ------------   ------------   ------------

                                                        ------------   ------------   ------------   ------------
NET LOSS                                                $(1,034,986)    $ (286,175)   $(1,926,915)   $(1,629,065)
                                                        ============   ============   ============   ============

BASIC AND DILUTED LOSS PER SHARE FROM CONTINUING
   OPERATIONS (Note 9)                                      $ (0.25)       $ (0.11)       $ (0.51)       $ (1.00)

BASIC AND DILUTED INCOME PER SHARE FROM DISCONTINUED
   OPERATIONS (Note 9)                                            -              -           0.03              -
                                                        ------------   ------------   ------------   ------------

BASIC AND DILUTED LOSS PER SHARE (Note 9)                   $ (0.25)       $ (0.11)       $ (0.48)       $ (1.00)
                                                        ============   ============   ============   ============

WEIGHTED AVERAGE
     NUMBER OF COMMON SHARES OUTSTANDING                  4,381,414      2,964,149      4,211,563      2,780,826
                                                        ============   ============   ============   ============


See accompanying notes to consolidated financial statements.

                          Avitar, Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Deficit
                         Six Months Ended March 31, 2006
                                   (Unaudited)

                                      Preferred Stock          Common Stock                                      Total
                                    ..................... ........................
                                                                                   Additional    Accumulated  Stockholders'
                                     Shares      Amount     Shares       Amount   paid-in capital deficit      Deficit
----------------------------------------------  --------- ------------  ---------- ------------  ------------ ------------
Balance at September 30, 2005           5,689    $ 58.00    3,813,189    $ 38,132  $ 48,860,657  $(53,504,524)$(4,605,677)

Conversion of Series E preferred stock      -          -      509,162       5,091      229,171             -      234,262

Payment of convertible preferred stock
    dividend for Series A preferred stock   -          -            -           -            -        (5,417)      (5,417)

Sale of common stock                        -          -        6,083          61        2,779                      2,840

Conversion of Series C preferred stock      -          -       90,910         909       49,091                     50,000

Net loss                                    -          -            -           -            -    (1,926,915)  (1,926,915)
----------------------------------------------  --------- ------------  ---------- ------------  ------------ ------------

Balance at March 31, 2006               5,689       $ 58    4,419,344    $ 44,193  $ 49,141,698  $(55,436,856)$(6,250,907)
--------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                          Avitar, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                     SIX MONTHS ENDED MARCH 31,
                                                                                     -----------------------
                                                                                        2006         2005
                                                                                     ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                           $(1,926,915)   $(1,629,065)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization                                                           81,151         77,538
Amortization of debt discount and deferred financing                                   259,398         11,506
Amortization of deferred rent expense                                                        -         62,384
Amortization of deferred lessor incentive                                                6,700              -
(Income) expense from changes in value of embedded derivatives
and warrants                                                                             8,524       (189,546)
Changes in operating assets and liabilities:
Accounts receivable                                                                     68,697        153,756
Inventories                                                                            (49,967)      (202,157)
Prepaid expenses and other current assets                                               74,164          2,759
Other assets                                                                            (4,858)           698
Accounts payable and accrued expenses                                                  103,497        (60,529)
Deferred revenue                                                                          (150)       (13,950)
                                                                                    -----------    -----------
Net cash used in operating activities                                               (1,379,759)    (1,786,606)
                                                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment                                                    (85,957)       (21,725)
                                                                                    -----------    -----------
Net cash used in investing activities                                                  (85,957)       (21,725)
                                                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds (repayment) of notes payable and long-term debt                              (119,437)       206,506
Sales of redeemable preferred stock, common stock and warrants                           2,840      1,162,575
Net proceeds from issuance of convertible long-term debt                             1,380,000              -
Redemption of Series A redeemable convertible preferred stock                         (150,000)
Payment of cash dividend on Seires A redeemable convertible preferred stock             (5,417)             -
                                                                                    -----------    -----------
Net cash provided by financing activities1,107,986                                   1,369,081
                                                                                    -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                             (357,730)      (439,250)

CASH AND CASH EQUIVALENTS, beginning of the period                                     400,363        508,876
                                                                                    -----------    -----------

CASH AND CASH EQUIVALENTS, end of the period                                       $    42,633    $    69,626
                                                                                    ===========    ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during period:
Income taxes                                                                       $         -    $         -
Interest                                                                           $    23,317    $    16,986

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
    FINANCING ACTIVITIES:

           During the six months ended March 31, 2006, 224,712 shares of Series
              E redeemable convertible preferred stock were converted into 509,162 shares of common stock.

           During the six months ended March 31, 2006, 8,333 shares of Series C convertible preferred stock were converted into 90,910 shares of common stock.

           During the six months ended March 31, 2005, 958 shares of Series A redeemable convertible preferred stock were converted into 264,118 shares of common stock.

           During the six months ended March 31, 2005, 1500 shares of Series A convertible preferred stock were converted into 343,464 shares of common stock.

           During the six months ended March 31, 2005, 11,749 shares of common were issued as payment of dividends for Series A convertible and redeemable convertible preferred stock.

           During the six months ended March 31, 2005, warrants to purchase                          $ 12,673
              5,000 shares of common stock were issued in connection with the issuance of notes payable.

           During the six months ended March 31, 2005, 21,515 shares                                $ 125,000
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

1.   BASIS OF PRESENTATION

          Avitar,  Inc.  (the  "Company" or "Avitar")  through its  wholly-owned subsidiary Avitar Technologies, Inc. ("ATI") develops, manufactures, markets and sells diagnostic test products and proprietary hydrophilic polyurethane foam disposables fabricated for medical, diagnostics, dental and consumer use. During the first half of FY2006, the Company continued the development and marketing of innovative point of care oral fluid drugs of abuse tests, which use the Company's foam as the means for collecting the oral fluid sample. Through its wholly owned subsidiary, BJR Security, Inc. (`BJR"), the Company provides specialized contraband detection and education services.

          The Company's one for fifty (1 for 50) reverse split of its common stock that was authorized by the Company's shareholders at their annual meeting held on January 18, 2006 became effective at 5:00 PM on February 17, 2006. Accordingly, the numbers of common stock shares and related calculations presented herein reflect the results of the reverse split for current and prior reporting periods.

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

          The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-QSB and Regulation S-B (including Item 310(b) thereof). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 2006. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended September 30, 2005. The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations and has a stockholders' deficit as of March 31, 2006 of $6,250,907. The Company raised net proceeds aggregating approximately $2,498,000 during the year ended September 30, 2005 from the sale of stock and warrants. In addition, the Company raised gross proceeds of $900,000 from short-term convertible notes and $1,000,000 from long-term convertible notes. During the first half of FY2006, the Company raised gross proceeds of $1,500,000 from long-term convertible notes and received $120,000 from the settlement agreement related to the sale of USDTL described above and in Note 3. Subsequent to March 31, 2006, the Company raised gross proceeds of $500,000 from the final installment of the long-term convertible note financing agreement executed in September 2005. The Company is working with placement agents and investment fund mangers to obtain additional equity financing. Based upon cash flow projections, the Company believes the anticipated cash flow from operations and most importantly, the expected net proceeds from future equity financings will be sufficient to finance the Company's operating needs until the operations achieve profitability. There can be no assurances that forecasted results will be achieved or that additional financing will be obtained. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.   INVENTORIES

          At March 31, 2006, inventories consist of the following:

                           Raw Materials                    $244,419
                           Work-in-Process                    80,223
                           Finished Goods                    100,241
                                    Total                   $424,883

3.   DISCONTINUED OPERATIONS

          On December 16, 2003, the Company consummated a sale of USDTL's business and net assets, excluding cash. Under the terms of that sale, the buyer must pay the Company 10% of certain annual revenues in excess of $1,500,000, less any amounts due from the Company for the purchase of services from the buyer. In November 2005, the Company negotiated an agreement with the new owners of USDTL to settle all outstanding matters related to the sale of USDTL. Under the terms of this settlement, the
     Company received an immediate lump sum payment of $120,000 rather than waiting for the 10 to 14 years that the Company believed it would take to collect the entire $500,000 from uncertain future revenues of USDTL. The accompanying financial statements reflect USDTL as a discontinued operation. The following is a summary of the results of its operations for the three months and six months ended March 31, 2006 and 2005:

                                                                    Three Months               Six Months
                                                                    Ended March 31,           Ended March 31,
                                                                   --------------------------------------------
                                                                    2006        2005         2006           2005
                                                                    ----        ----         ----           ----
         Sales                                                 $       -    $      -    $       -     $        -
         Operating expenses                                            -           -            -              -
         Other income (expense)                                        -           -      120,000              -
                                                               ---------    --------    ---------     ----------
         Income from discontinued operations$                  $       -           -    $ 120,000     $        -
                                                               =========    ========    =========     ==========


4.   MAJOR CUSTOMERS

               Customers in excess of 10% of total sales are:

                                      Three Months Ended March 31,           Six Months Ended March 31,
                                       2006                 2005               2006                2005
                                    ---------            ----------         ----------         -----------
                  Customer A        $ 310,756            $  308,375         $  532,586         $   562,161


          At March 31, 2006, accounts receivable from this major customer totaled approximately $163,579.

5.   NOTES PAYABLE AND SHORT AND LONG-TERM CONVERTIBLE NOTES PAYABLE

          In September 2005, October 2005 and February 2006, the Company executed notes payable with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC in the total principal amount of $2,500,000 which are payable at maturity in September 2008, October 2008 and February 2009, respectively. Interest on these notes is at 8% per annum and is payable quarterly in cash or the Company's common stock at the option of the Company. The Company issued warrants to purchase 100,000 shares of common stock at $12.50 per share for five years in connection with these notes. In addition, the entire principal plus any accrued and unpaid interest associated with these notes is convertible, at the holder's option, into the Company's common stock at a conversion price of 65% of the average of the three lowest intraday trading prices of the common stock for the twenty trading days preceding the date that the holders elect to convert. A discount to debt totaling $765,756 ($708,750 for the fair value of the conversion feature of these notes and $57,006 for the fair value of the warrants issued in connection with these notes) was recorded during FY2005 and the first half of FY2006 and is being amortized over the term of the notes. The unamortized discount was $651,691 as of March 31, 2006. Fees of approximately $340,000 incurred in connection with securing these loans were recorded as a deferred financing charge. The collateral pledged by the Company to secure these notes includes all assets of the Company. A liability of approximately $765,800 was recorded for the fair value of the warrants issued in connection with the $2,500,000 of notes and the conversion feature, which was increased to its market value of approximately $918,000 at March 31, 2006.

          From April to August 2005, the Company executed convertible notes with an individual in the total principal amount of $650,000 with interest at 10%. Each note has a maturity date of six months from the date of the note and is payable in ten monthly installments plus accrued interest commencing on the maturity date of the note. The Company issued warrants to purchase 13,000 shares of common stock at $1.65 to $4.95 per share for three (3) years in connection with these notes. In addition, the entire principal plus accrued interest associated with these notes is convertible into the Company's common stock at a conversion price of the lesser of the closing price of the common stock on the date of the loan or 85% of the average closing price of the common stock for the five (5) trading days preceding the notice of conversion. In no event shall the conversion price be lower than 50% of the closing price of the common stock on the date of the loan. A discount to debt totaling $172,930 ($156,800 for the value of the conversion feature of these notes and $16,130 for the value of the warrants issued in connection with these notes) was recorded during FY2005 and is being amortized over the term of the notes. The discount was totally amortized as of March 31, 2006. A liability of approximately $173,000 was recorded for the fair value of the warrants issued in connection with the $650,000 of notes and the conversion feature which was reduced to its market value of $4,248 at March 31, 2006.

6.   CONVERTIBLE AND REDEEMABLE CONVERTIBLE PREFERRED STOCK

          In April and June 2005, the Company raised net proceeds of approximately $1,335,000 from the sale of 1,500,000 shares of Series E Redeemable Convertible Preferred Stock with a face value of $1,500,000 and Warrants to purchase 3,000 shares of the Company's common stock. The $1,500,000 of Series E Preferred Stock are convertible into Common Stock at the lesser of $4.00 per share or 80% of the average of the three lowest closing bid prices for the ten trading days immediately prior to the notice of conversion, subject to adjustments and limitations, and the Warrants are exercisable at $4.20 per share for a period of three years. The warrants issued in connection with the sale of 1,500,000 shares of preferred stock and the conversion feature resulted in a deemed dividend of $1,087,000 being recorded and included in the earnings per share calculation for the year ended September 30, 2005. A liability of approximately $1,087,000 was recorded for the original fair value of the warrants issued in connection with the sale of the 1,500,000 shares of preferred stock and the conversion feature which was reduced to its market value of approximately $167,000 at March 31, 2006. As of March 31, 2006, 724,351 shares of this preferred stock had been converted into 735,556 shares of common stock and 775,649 were outstanding. Upon the occurrence of specific events, the holders of the Series E Redeemable Convertible Preferred Stock are entitled to redeem these shares under certain provisions of the agreement covering the purchase of the preferred stock. Accordingly, this security was not classified as permanent equity.

          In December 2004, the Company sold 1,285 shares of Series A Redeemable Convertible Preferred Stock and Warrants to purchase 12,000 shares of common stock for which it received net proceeds of approximately $1,160,000. The Series A Redeemable Convertible Preferred Stock, with a face value of $1,285,000, is convertible into common stock at the lesser of $6.00 per share or 85% of the average of the three lowest closing bid prices, as reported by Bloomberg, for the ten trading days immediately prior to the notice of conversion subject to adjustments and floor prices. The warrants are exercisable at $6.30 per share. The warrants issued in connection with the sale of 1,285 shares of preferred stock and the put right and the conversion feature resulted in a deemed dividend of $1,058,260 being recorded and included in the earnings per share calculation for the year ended September 30, 2005. A liability of approximately $1,058,260 was recorded for the original fair value of the warrants issued in connection with the sale of the 1,285 shares of preferred stock and the conversion feature, which was $3,830 at March 31, 2006. As of March 31, 2006, 1,135 shares of this preferred stock had been converted into 452,156 shares of common stock and the remaining 150 shares of Series A redeemable convertible preferred stock, with a face value of $150,000, were redeemed by the Company in October 2005 for $155,415 which included accrued dividends of $5,417.

          28,608 shares of the Series C convertible preferred stock with a face value of $145,000 and 2,000 shares of the 6% Convertible preferred stock with a face value of $2,000,000 are carried at face value on the balance sheet outside permanent equity as the Company cannot be sure it has adequate authorized shares for their conversion as of March 31, 2006.

7.   COMMON AND PREFERRED STOCK

          During the six months ended March 31, 2006, the Company issued 509,162 shares of common stock to holders who converted 224,351 shares of Series E redeemable convertible preferred stock, 90,910 shares of common stock to a holder who converted 8,333 shares of Series C convertible preferred stock and 6,083 shares of common stock to employees who purchased shares through the Company's Employee Stock Purchase Plan. Dividends for all preferred stock amounted to $82,153 for the six months ended March 31, 2006 and the total amount of unpaid and undeclared dividends was $324,039.

8.   GOODWILL

          As of September 30, 2005, the Company's goodwill was composed of $138,120 associated with the acquisition of BJR in 2001. In accordance with SFAS No. 142, the Company evaluated the goodwill related to the BJR acquisition and determined that no adjustment to the goodwill balance of $138,120 was deemed necessary since September 30, 2005.

9.   LOSS PER SHARE

The following data show the amounts used in computing earnings per share:

                                                                 Three Months                     Six Months
                                                                Ended March 31,                 Ended March 31,
                                                            2006            2005             2006             2005
                                                        ------------   -----------       ------------    ------------
         Loss from continuing operations                $(1,034,986)   $ (286,175)       $(2,046,915)    $(1,629,065)
         Less:
                Preferred Stock Dividends                    39,718)      (31,415)           (82,153)        (81,679)
              Deemed dividends in connection
                 with Series A preferred
                 stock sales                                      -            (-)                (-)     (1,058,260)
                                                         -----------     ---------        -----------     -----------
          Loss attributable to common
                 stockholders from
                 continuing operations                   (1,074,704)      (17,590)        (2,129,068)     (2,769,004)
             Add:
             Income (loss) from discontinued
                  operation                                       -             -            120,000              (-)
                                                         -----------     ---------        -----------     -----------

         Net loss attributable to common
              stockholders used in basic and
                diluted EPS                             $(1,074,704)   $ (317,590)       $(2,009,068)    $(2,769,004)
                                                         ===========     =========        ===========     ===========
          Weighted average number of
                 common shares outstanding                4,381,414     2,964,149          4,211,563       2,780,826
                                                         ===========     =========        ===========     ===========
           Loss per share applicable to common
                 stockholders before discontinued
                 operations                                  $(0.25)       $(0.11)            $(0.51)         $(1.00)
           Impact of discontinued operations                      -             -                .03               -
                                                         -----------     ---------        -----------     -----------
              Basic and diluted loss per share
                  applicable to common
                  stockholders                               $(0.25)       $(0.11)            $(0.48)         $(1.00)
                                                         ===========     =========        ===========     ===========

10.  STOCK OPTIONS

     The Company accounts for its stock-based compensation plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock- Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation- Transition and Disclosure. No stock-based employee compensation cost was reflected in net loss for the quarters and six months ended March 31, 2006 or 2005, as all options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

The following table illustrates, in accordance with the provisions of SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                   Three Months Ended March 31,       Six Months Ended March 31,
                                                      2006           2005            2006                2005
                                                   -----------   -----------      ------------       ------------
Net loss                                          $(1,034,986)  $  (286,175)     $ (1,926,915)      $ (1,629,065)
 Add: stock based
  employee compensation
  expense included in reported net loss,
  net of tax                                                -             -                 -                  -
Deduct: total stock based employee
     compensation expense determined
     under the fair value based method for
     all awards, net of tax                           (30,742)      (37,450)          (61,337)           (67,145)
                                                   -----------   -----------      ------------        -----------
Pro forma net loss                                $(1,065,728)  $  (323,625)     $ (1,988,252)       $(1,696,210)
                                                   ===========   ===========      ============        ===========
Loss per share:
Basic and diluted - as reported                   $      (.24)  $      (.11)     $       (.47)       $      (.61)
Basic and diluted - pro forma                            (.24)         (.11)             (.47)              (.61)

In determining the pro forma amounts above, the Company estimated the fair value of each option granted using the Black-Scholes option pricing model with the following weighted-average assumptions:


        March 31                             2006                   2005
        Risk free interest rate              4.3%                   3.8%
        Expected dividend yield                -                      -
        Expected lives                       5-9 years              5-9 years
        Expected volatility                  80%                    80%

Options granted during the quarter and six months ended March 31, 2006 totaled 7,000 while the options granted for the three and six months ended March 31, 2005 amounted to 42,274. The weighted average fair value of options granted during the six months ended March 31, 2006 and 2005 was $.42 and $3.50, respectively.

11.  DERIVATIVES

     The Company has issued and outstanding convertible debt and certain convertible equity instruments with embedded derivative features. The Company analyzes these financial instruments in accordance with SFAS No. 133 and EITF Issue Nos. 00-19 and 05-02 to determine if these hybrid contracts have embedded derivatives which must be bifurcated. In addition, free-standing warrants are accounted for as equity or liabilities in accordance with the provisions of EITF Issue No. 00-19. As of March 31, 2006, the Company could not be sure it had adequate authorized shares for the conversion of all outstanding instruments due to certain conversion rates which vary with the fair value of the Company's common stock and therefore all embedded derivatives and freestanding warrants are recorded at fair value, marked-to-market at each reporting period, and are carried on separate lines of the accompanying balance sheet. If there is more than one embedded derivative, their value is considered in the aggregate.


12.  SUBSEQUENT EVENTS

     Subsequent to March 31, 2006, the Company executed additional notes payable with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC in the total principal amount of $500,000. The gross proceeds of $500,000 received from these notes represent the final installments of the $3,000,000 long-term convertible note financing agreement executed by the Company in September 2005. The prior installments of this financing are described in Note 5. As part of the final closing of the $3,000,000 long-term convertible note financing, the Company received the remainder of the gross proceeds although there was no effective registration statement for the resale of the common stock into which the notes could be converted. An effective registration statement was a condition to such funding. In consideration for such funding without the effective registration statement, on May 4, 2006 the Company agreed to cancel all warrants theretofore issued to AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC and in lieu thereof issued 3 million warrants in the aggregate to the same parties in the same proportions, but exercisable for 7 years at $1.25 per share instead of 5 years at $12.50 per share. The reduced exercise price still substantially exceeded the market price of the common stock, which had closed at $0.30 on May 3, 2004.

13.  RECENT ACCOUNTING PRONOUNCEMENTS

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

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs" ("SFAS 151"), an amendment of Accounting Research Bulletin ("ARB") No. 43, Chapter 4, "Inventory Pricing". SFAS 151 amends previous guidance regarding treatment of abnormal amounts of idle facility expense, freight, handling costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of the production be based on normal capacity of the production facilities. This pronouncement was effective for the Company beginning October 1, 2005. The adoption of SFAS 151 by the Company did not have a material impact on its consolidated results of operations and financial condition.

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

ONE FOR FIFTY (1 FOR 50) REVERSE SPLIT OF COMMON STOCK

     The Company's one for fifty (1 for 50) reverse split of its common stock that was authorized by the Company's shareholders at their annual meeting held on January 18, 2006 became effective at 5:00 PM on February 17, 2006. Accordingly, the numbers of common stock shares and related calculations presented herein reflect the results of the reverse split for current and prior reporting periods.

RESULTS OF OPERATIONS

Revenues

     Sales for the three months ended March 31, 2006 increased $324,043, or approximately 36%, to $1,297,266 from $955,223 for the corresponding period of the prior year. For the six months ended March 31, 2006, sales increased $213,273, or approximately 11%, to $2,204,536 from $1,991,263. The change for the three months ended March 31, 2006 primarily reflects an increase in the volume of sales for its OralScreen(R) and Foam Products of $340,000, offset in part by a decrease of $16,000 in revenue from contraband detection services. The change for the six months ended March 31, 2006 primarily reflects an increase in the volume of sales for its OralScreen(R) and Foam products of $215,000, offset in part by a decrease of $2,000 in revenue from contraband detection services.

Operating Expenses

     Cost of sales for the three months ended March 31, 2006 were approximately 69% of sales compared to the cost of sales of approximately 75% of sales for the three months ended March 31, 2005. For the six months ended March 31, 2006, the cost of sales was 71% compared to 72% of sales for the same period of Fiscal 2005. The improvement for Fiscal 2006 resulted from the overall increase in sales described above.

     Selling, general and administrative expenses for the three months ended March 31, 2006 decreased $13,228, or approximately 1%, to $1,018,392 from $1,031,620 for the corresponding period of the prior year. For the six months ended March 31, 2006, selling, general and administrative expenses increased $92,717 or approximately 5%, to $2,056,999 from $1,964,282 for the six months ended March 31, 2005. The change for the six-month period ended March 31, 2006 primarily resulted from the addition of sales and marketing resources. In order to achieve revenue growth, the Company will most likely continue to incur increased expenses to hire additional direct sales staff and expand marketing programs during the remainder of FY2006 and beyond.

     Expenses for research and development for the three months ended March 31, 2006 amounted to $109,248 compared to $183,306 for the corresponding period of the prior year, a decrease of $74,058. For the six months ended March 31, 2006, expenses for research and development were $238,954 versus $379,749 for the six months ended March 31, 2005, a decrease of $140,795. The decrease for the quarter ended March 31, 2006 was primarily attributable to a reduction in salary expense of $16,000, consulting expense of $23,000 and material and various development related expenses of $27,000. The change for the six months ended March 31, 2006 resulted primarily from reduced salary and fringe benefit expenses of $39,000, consulting expense of $55,000, material and various development related expenses of $35,000. Although research and development expenses were lower for the first half of Fiscal 2006, the Company must continue developing and enhancing its ORALscreen products and therefore, will most likely incur increased expenses for research and development during the remainder of FY2006 and beyond.

     Other Income and Expense

     Interest expense and financing costs were $175,851 for the three months ended March 31, 2006 compared to $23,183 incurred during the three months ended March 31, 2005. For the six months ended March 31, 2006, interest expense and financing costs amounted to $389,086 versus $36,369 for the corresponding period of Fiscal 2005. The increase for the three months ended March 31, 2006 resulted primarily from interest expense of approximately $43,000 and amortization of deferred financing costs and debt discount of approximately $107,000 associated with the short-term notes and convertible short and long-term notes totaling approximately $3,500,000 that were executed by the Company in FY2005 and the first half of FY2006. For the six months ended March 31, 2006, the change primarily resulted from interest expense of approximately $93,000 and amortization of deferred financing costs and debt discount of approximately $259,000 associated with the short-term notes and convertible short and long-term notes totaling approximately $3,500,000 that were executed by the Company in FY2005 and the first half of FY2006

     For the three months ended March 31, 2006, other expense amounted to $128,640 compared to other income of $711,321 for the three months ended March 31, 2005. Other expense for the six months ended March 31, 2006 was $7,298 compared to other income of $190,691 for the six months ended March 31, 2005. The change for the quarter and six months ended March 31, 2006 from the corresponding periods of fiscal 2005 occured primarily from the changes in fair market values of derivative securities and warrants.

     Discontinued Operations

     On December 16, 2003, the Company consummated the sale of the business and net assets, excluding cash, of its USDTL subsidiary. For the six months ended March 31, 2006, other income amounted to $120,000 compared to no activity for the corresponding period of the prior year. The income for the first half of Fiscal 2006 resulted from the settlement described in Note 3 of the Consolidated Financial Statements.

         Net Loss

     Primarily as a result of the factors described above, the Company had a net loss of $1,034,986 for the three months ended March 31, 2006, as compared to net loss of $286,175 for the three months ended March 31, 2005. For the six months ended March 31, 2006, the Company had a net loss of $1,926,915 versus $1,629,065 for the corresponding period of Fiscal 2005. The loss per share was $.25 per basic and diluted share for the three months ended March 31, 2006 compared to a loss per share of $.11 per basic and diluted share for the three months ended March 31, 2005. For the six months ended March 31, 2006, the loss per share was $.48 per basic and diluted share versus a loss per share of $1.00 per basic and diluted share for the six months ended March 31, 2005.


FINANCIAL CONDITION AND LIQUIDITY

     At March 31, 2006, the Company had a stockholders'deficit of $6,250,907 and cash and cash equivalents of $42,633. Our cash flows from financing activities provided the primary source of funding during the six months ended March 31, 2006 and the Company will continue to rely on this type of funding until profitability is reached. The following is a summary of cash flows for the six-month period ended March 31, 2006:

                                                               March 31,
         Sources (use) of cash flows                              2006
         Operating activities                               $(1,379,759)
         Investing activities                                   (85,957)
         Financing activities                                 1,107,986
         Net decrease in cash and equivalents               $  (357,730)

     Operating Activities. The net loss of $1,926,915 (comprised of expenses totaling $4,251,451 less revenues and income from discontinued operations of $2,324,536) was the major use of cash by operations. When the net loss is adjusted for non-cash expenses such as depreciation and amortization, amortization of debt discounts, deferred financing costs, deferred rent and changes in the fair market value of derivative securities and warrants, the cash needed to finance the net loss was $1,571,142. Working capital requirements necessitated the use of $49,967 to increase inventory levels to meet anticipated demand for our products during the next several months. A decrease in accounts receivable of $68,697, decreases in prepaid expenses of $74,164 and an increase in accounts payable and accrued expenses of $103,497 lessened working capital needs by $246,358. The addition of $4,858 of other assets and the reduction of $150 in deferred revenue further increased the operating cash needs.

     Investing and Financing Activities. Cash used in investing consisted of cash paid of $85,957 for additions to property, plant and equipment. To finance the business, long-term notes (as described below) were executed and approximated $1,380,000; of which $119,437 was used to repay various short and long-term debt and $155,417 was used to redeem remaining shares of the Series A redeemable convertible preferred stock and the accrued dividends for these shares.

     During FY 2006, the Company's cash requirements are expected to include primarily the funding of operating losses, the payment of outstanding accounts payable, the repayment of certain notes payable, the funding of operating capital to grow the Company's drugs of abuse testing products and services, and the continued funding for the development of its ORALscreen product line. In September 2005 and the first half of Fiscal 2006, the Company executed notes payable with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC in the total principal amount of $2,500,000 which is payable at maturity in September 2008, October 2008 and February 2009. Interest on these notes is 8% and is payable quarterly in cash or the Company's common stock at the option of the Company. The Company issued warrants to purchase 100,000 shares of common stock at $12.50 per share for five years in connection with these notes, which as discussed below were cancelled and replaced on May 4, 2006 In addition, the entire principal plus any accrued and unpaid interest associated with these notes is convertible, at the holder's option, into the Company's common stock at a conversion price of 65% of the average of the three lowest intraday trading prices of the common stock for the twenty trading days preceding the date that the holders elect to convert. Fees of approximately $340,000 incurred in connection with securing these loans were recorded as a deferred financing charge. The collateral pledged by the Company to secure these notes includes all assets of the Company. Subsequent to March 31, 2006, the Company received the last installment of $500,000 of this $3,000,000 long-term convertible note financing. The outstanding warrants were cancelled on May 4, 2006 and replaced by 3 million warrants exercisable for 7 years at $1.25 per share.


     From April to August 2005, the Company executed convertible notes with an individual in the total principal amount of $650,000 with interest at 10%. Each note has a maturity date of six months from the date of the note and is payable in ten monthly installments plus accrued interest commencing on the maturity date of the note. The Company issued warrants to purchase 13,000 shares of common stock at $1.65 to $4.95 per share for three (3) years in connection with these notes. In addition, the entire principal plus accrued interest associated with these notes is convertible into the Company's common stock at a conversion price of the lesser of the closing price of the common stock on the date of the loan or 85% of the average closing price of the common stock for the five (5) trading days preceding the notice of conversion. In no event shall the conversion price be lower than 50% of the closing price of the common stock on the date of the loan.

     In April and June 2005, the Company raised net proceeds of approximately $1,335,000 from the sale of 1,500,000 shares of Series E Redeemable Convertible Preferred Stock with a face value of $1,500,000 and Warrants to purchase 3,000 shares of the Company's common stock. The $1,500,000 of Series E Preferred Stock are convertible into Common Stock at the lesser of $4.00 per share or 80% of the average of the three lowest closing bid prices for the ten trading days immediately prior to the notice of conversion, subject to adjustments and limitations, and the Warrants are exercisable at $4.20 per share for a period of three years. As of March 31, 2006, 724,351 shares of this preferred stock had been converted into 735,556 shares of common stock and 775,649 were outstanding. Upon the occurrence of specific events, the holders of the Series E Redeemable Convertible Preferred Stock are entitled to redeem these shares under certain provisions of the agreement covering the purchase of the preferred stock.

     In December 2004, the Company sold 1,285 shares of Series A Redeemable Convertible Preferred Stock and Warrants to purchase 12,000 shares of common stock for which it received net proceeds of approximately $1,160,000. The Series A Redeemable Convertible Preferred Stock, with a face value of $1,285,000, is convertible into common stock at the lesser of $6.00 per share or 85% of the average of the three lowest closing bid prices, as reported by Bloomberg, for the ten trading days immediately prior to the notice of conversion subject to adjustments and floor prices. As of March 31, 2006, 1,135 shares of this preferred stock had been converted into 452,156 shares of common stock and the remaining 150 shares of Series A redeemable convertible preferred stock, with a face value of $150,000, were redeemed by the Company in October 2005 for $155,415 which included accrued dividends of $5,417.

     The cash available at March 31, 2006, the proceeds of $500,000 from the last installment of the $3,000,000 convertible note financing, and the anticipated customer receipts are expected to be sufficient to fund the operations of the Company through June 2006. Beyond that time, the Company will require significant additional financing from outside sources to fund its operations. The Company plans to continue working with placement agents and/or investment fund managers in order to raise additional capital during FY2006 from the sales of equity and/or debt securities. The investors involved in the September 2005, October 2005 and February 2006 convertible note financings described above have expressed their intent to provide an additional $2,000,000 of financing on terms to be negotiated. The Company plans to use the proceeds from these financings to provide working capital and capital equipment funding to operate the Company, to expand the Company's business, to further develop and enhance the ORALscreen drug screening systems and to pursue the development of in-vitro oral fluid diagnostic testing products. However, there can be no assurance that these financings will be achieved. In addition, the Company may consider selling assets and/or operations, including BJR. However, at the present time, there can be no assurances that the Company would be successful in these efforts.

     Operating  revenues are expected to grow during  Fiscal 2006 as  increasing number of employers in the United States and overseas convert to using ORALscreen, Avitar's oral fluid drug testing products. In order to achieve the revenue growth, the Company will need to increase its direct sales force and implement an expanded, targeted marketing program. ORALscreen, as an instant on-site diagnostic test, is part of the fastest growing segment of the diagnostic test market. Inventories are currently at appropriate levels for anticipated sales volumes and the Company, with its production capacity and the arrangements with its current contract manufacturing sources, expects to be able to maintain inventories at optimal levels. Based on current sales, expense and cash flow projections, the Company believes that the current level of cash and cash-equivalents on hand and, most importantly, a portion of the anticipated net proceeds from the financing mentioned above would be sufficient to fund operations until the Company achieves profitability. There can be no assurance that the Company will consummate the above-mentioned financings, or that any or all of the net proceeds sought thereby will be obtained. Furthermore, there can be no assurance that the Company will have sufficient resources to achieve the anticipated growth. Once the Company achieves profitability, the longer-term cash requirements of the Company to fund operating activities, purchase capital equipment, expand the existing business and develop new products are expected to be met by the anticipated cash flow from operations and proceeds from the financings described above. However, because there can be no assurances that sales will materialize as forecasted, management will continue to closely monitor and attempt to control costs at the Company and will continue to actively seek the needed additional capital.

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

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs" ("SFAS 151"), an amendment of Accounting Research Bulletin ("ARB") No. 43, Chapter 4, "Inventory Pricing". SFAS 151 amends previous guidance regarding treatment of abnormal amounts of idle facility expense, freight, handling costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of the production be based on normal capacity of the production facilities. This pronouncement was effective for the Company beginning October 1, 2005. The adoption of SFAS 151 by the Company did not have a material impact on its consolidated results of operations and financial condition.

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

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

     Except for the historical information contained herein, the matters set forth herein are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. We intend that such forward-looking statements be subject to the safe harbors created thereby when and if applicable

     Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Such factors include, but are not limited to the following: product demand and market acceptance risks, the effect of economic conditions, results of pending or future litigation, the impact of competitive products and pricing, product development and commercialization, technological difficulties, government regulatory environment and actions, trade environment, capacity and supply constraints or difficulties, the result of financing efforts, actual purchases under agreements and the effect of the Company's accounting policies.

ITEM 3.           CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures

     Our management, including our chief executive officer and chief financial officer, have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2006, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based upon that evaluation, our chief executive officer and chief financial officer have concluded that as of such date, our disclosure controls and procedures in place are adequate and effective to ensure material information and other information requiring disclosure is identified and communicated on a timely basis.

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

                                                       PART II OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     During the quarter ended March 31, 2006 the Company issued to holder of the Series C preferred stock 90,910 shares of the Company's common stock upon the conversion of 8,333 shares of his preferred stock. The exemption for registration of these securities is based upon Section 4(2) of the Securities Act because the issuances were made to accredited investors in private placements.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of the shareholders was held on January 18, 2006. All members of the Board of Directors were elected by more than 74% of the total shares outstanding and more than 95% of the shares voted. In addition, the reappointment of BDO Seidman, LLP as auditors was approved and the tabulation of votes for all matters was as follows:

                                                         For               Withheld       Against    Abstain
                                                         ------------    -------------  ----------   ----------
Election of Directors                                    160,282,016      7,226,963         N/A        N/A
Approval of Amendment to Effect
  a 1 for 50 Reverse Split of
  Common Stock                                           150,393,128         N/A         8,999,837   230,635
Approval of Amendment to Certificate
  of Incorporation to effect a decrease
  of Authorized Shares of Common
  from 300,000,000 to 100,000,000                        150,843,672         N/A         8,236,293   443,635
Ratify BDO Seidman, LLP as
  Company's Independent
  Registered Public Firm                                 154,057,510         N/A         5,028,573   537,517


ITEM 6.           EXHIBITS

(a)  Exhibits:

       Exhibit No.                              Document

       31.1           Rule 13a-14(a)/15d-14(a) Certification , as
                      Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

       31.2           Rule 13a-14(a)/15d-14(a) Certification , as
                      Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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


                                               AVITAR, INC.
                                               (Registrant)




Dated:  May 15, 2006                           /S/ Peter P. Phildius
                                               Peter P. Phildius
                                               Chairman and Chief
                                               Executive Officer
                                               (Principal Executive Officer)




Dated:  May 15, 2006                           /S/ J.C. Leatherman, Jr.
                                               J.C. Leatherman, Jr.
                                               Chief Financial Officer
                                               (Principal Accounting and
                                               Financial Officer)

                                  EXHIBIT INDEX


       Exhibit No.                                Document

       31.1             Rule 13a-14(a)/15d-14(a) Certification, as
                        Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

       31.2             Rule 13a-14(a)/15d-14(a) Certification, as
                        Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

       32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

       32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002