Form 10QSB
period 2006-06-30
AVITAR INC /DE/
filed 2006-08-14
CIK 814008

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006.

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

                             COMMON STOCK: 6,163,642
                              AS OF AUGUST 10, 2006

Transitional Small Business Disclosure Format
(Check One):               [  ] Yes ;       [x] No


                               Page 1 of 32 pages
                           Exhibit Index is on Page 28

                                TABLE OF CONTENTS


                                                                          Page


PART I:           FINANCIAL INFORMATION                                     3


   Item 1   Consolidated Financial Statements
                     Balance Sheet                                          4
                     Statements of Operations                               5
                     Statement of Stockholders' Deficit                     6
                     Statements of Cash Flows                               7
                     Notes to Consolidated Financial Statements             8


   Item 2   Management's Discussion and Analysis or Plan of Operation      17


   Item 3   Controls and Procedures                                        23

PART II: OTHER INFORMATION                                                 25

   Item 2   Unregistered Sales of Equity Securities and Use of Proceeds    26

   Item 6   Exhibits                                                       26


SIGNATURES                                                                 27

EXHIBIT INDEX                                                              38
CERTIFICATIONS                                                             29

                          PART I FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

                          Avitar, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                 June 30, 2006
                                   (Unaudited)

----------------------------------------------------------------------------------------------------

                                              ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                             $ 37,545
     Accounts receivable, net of reserve of $10,000                                         529,160
     Inventories                                                                            266,833
     Prepaid expenses and other current assets                                               96,758
                                                                                      --------------
          Total current assets                                                              930,296

PROPERTY AND EQUIPMENT, net                                                                 281,588
GOODWILL                                                                                    138,120
OTHER ASSETS                                                                                504,543
                                                                                      --------------
          Total Assets                                                                  $ 1,854,547
                                                                                      ==============

                      LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
     Notes payable                                                                        $ 158,988
     Convertible notes payable (Note 5)                                                     650,000
     Accounts payable                                                                       614,689
     Accrued expenses                                                                     1,036,280
     Deferred income                                                                         16,050
     Current portion of long-term capital leases                                             15,991
     Current portion of deferred lessor incentive                                            13,400
     Fair value of warrants (Note 11)                                                       478,975
     Fair value of embedded derivatives (Note 11)                                         1,254,034
                                                                                      --------------
          Total current liabilities                                                       4,238,407
                                                                                      --------------

LONG-TERM DEBT, LESS CURRENT PORTION, net of
     discount of $774,453 (Note 5)                                                        2,190,610
LONG-TERM CAPITAL LEASES, LESS CURRENT PORTION                                                2,823
DEFERRED LESSOR INCENTIVE, LESS CURRENT PORTION                                              40,200
                                                                                      --------------
          Total liabilities                                                               6,472,040
                                                                                      --------------

REDEEMABLE CONVERTIBLE AND CONVERTIBLE PREFERRED
      STOCK (Note 6)                                                                      2,875,361
                                                                                      --------------

COMMITMENTS

STOCKHOLDERS' DEFICIT:
     Series B convertible preferred stock, $.01 par value; authorized
          5,000,000 shares; 5,689 shares issued and outstanding                                  58
     Common Stock, $.01 par value; authorized 100,000,000 shares;
          4,916,124 shares issued and outstanding                                            49,161
     Additional paid-in capital                                                          49,223,821
     Accumulated deficit                                                                (56,765,894)
                                                                                      --------------
         Total stockholders' deficit                                                     (7,492,854)
                                                                                      --------------
         Total Liabilities, Preferred Stock and Stockholders' Deficit                   $ 1,854,547
                                                                                      ==============



          See accompanying notes to consolidated financial statements.

                          Avitar, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)

-------------------------------------------------------------------------------------------------------------------
                                                         THREE MONTHS ENDED JUNE 30,   NINE MONTHS ENDED JUNE 30,
                                                         ----------------------------------------------------------
                                                            2006           2005           2006            2005
                                                         ------------   ------------   ------------   -------------
                                                                        (As Restated)                 (As Restated)
SALES                                                    $ 1,308,575    $ 1,233,087    $ 3,513,111     $ 3,224,320
                                                         ------------   ------------   ------------   -------------
OPERATING EXPENSES
     Cost of sales                                           972,209        911,377      2,531,323       2,341,320
     Selling, general and administrative expenses            948,417      1,208,606      3,005,416       3,173,564
     Research and development expenses                       109,738        181,008        348,692         560,757
                                                         ------------   ------------   ------------   -------------
          Total operating expenses                         2,030,364      2,300,991      5,885,431       6,075,641
                                                         ------------   ------------   ------------   -------------

LOSS FROM OPERATIONS                                        (721,789)    (1,067,904)    (2,372,320)     (2,851,321)
                                                         ------------   ------------   ------------   -------------

OTHER INCOME (EXPENSE)
     Interest expense and financing costs                   (825,211)       (77,451)    (1,214,297)       (113,820)
     Other income (expense), net                             217,962        686,739        210,664         877,430
                                                         ------------   ------------   ------------   -------------
          Total other income (expense), net                 (607,249)       609,288     (1,003,633)        763,610
                                                         ------------   ------------   ------------   -------------

LOSS FROM CONTINUING OPERATIONS                           (1,329,038)      (458,616)    (3,375,953)     (2,087,711)
                                                         ------------   ------------   ------------   -------------

DISCONTINUED OPERATIONS
   Income from the disposal of USDTL                               -              -        120,000               -
                                                         ------------   ------------   ------------   -------------
   Income from discontinued operations                             -              -        120,000               -

                                                         ------------   ------------   ------------   -------------
NET LOSS                                                 $(1,329,038)    $ (458,616)   $(3,255,953)    $(2,087,711)
                                                         ============   ============   ============   =============

BASIC AND DILUTED LOSS PER SHARE FROM CONTINUING
   OPERATIONS (Note 9)                                       $ (0.31)       $ (0.50)       $ (0.81)        $ (1.50)

BASIC AND DILUTED INCOME PER SHARE FROM DISCONTINUED
   OPERATIONS (Note 9)                                             -              -           0.02               -
                                                         ------------   ------------   ------------   -------------

BASIC AND DILUTED LOSS PER SHARE (Note 9)                    $ (0.31)       $ (0.50)       $ (0.79)        $ (1.50)
                                                         ============   ============   ============   =============

WEIGHTED AVERAGE
     NUMBER OF COMMON SHARES OUTSTANDING                   4,480,981      3,211,978      4,301,369       2,924,128
                                                         ============   ============   ============   =============


          See accompanying notes to consolidated financial statements.

                          Avitar, Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Deficit
                         Nine Months Ended June 30, 2006
                                   (Unaudited)

-----------------------------------------------------------------------------------------------------------------------
                                     Preferred Stock          Common Stock
                                   ....................  .......................                              Total
                                                                                 Additional    Accumulated  Stockholders'
                                    Shares     Amount      Shares      Amount   paid-in capital  deficit      Deficit
--------------------------------------------- ---------  -----------  ---------- ------------  -----------  -----------
Balance at September 30, 2005          5,689   $ 58.00    3,813,189    $ 38,132  $ 48,860,657  $(53,504,524)$(4,605,677)

Conversion of Series E preferred stock     -         -      790,942       7,909      278,507            -      286,416

Payment of convertible preferred stock
    dividend for Series A preferred stock  -         -            -           -            -       (5,417)      (5,417)

Conversion of long-term convertible note   -         -      215,000       2,150       32,787            -       34,937

Sale of common stock                       -         -        6,083          61        2,779            -        2,840

Conversion of Series C preferred stock     -         -       90,910         909       49,091            -       50,000

Net loss                                   -         -            -           -            -   (3,255,953)  (3,255,953)
--------------------------------------------- ---------  -----------  ---------- ------------  -----------  -----------

Balance at June 30, 2006               5,689      $ 58    4,916,124    $ 49,161  $ 49,223,821  $(56,765,894)$(7,492,854)
-----------------------------------------------------------------------------------------------------------------------



          See accompanying notes to consolidated financial statements.

                          Avitar, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

---------------------------------------------------------------------------------------------------------------------------
                                                                                                      NINE MONTHS ENDED JUNE 30,
                                                                                                      ---------------------
                                                                                                        2006        2005
                                                                                                      ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                                                                         $(3,255,953)$(2,087,681)
     Adjustments to reconcile net loss to
          net cash used in operating activities:
               Depreciation and amortization                                                           130,996     116,307
               Amortization of debt discount and deferred financing                                    400,674      62,633
               Amortization of deferred rent expense                                                         -      93,575
               Amortization of deferred lessor incentive                                                10,050           -
               (Income) expense from changes in value of embedded derivatives
                                               and warrants                                           (215,856)   (876,277)
               Interest expense from warrant replacements for long-term notes                          605,000
               Changes in operating assets and liabilities:
                   Accounts receivable                                                                  48,971     176,806
                   Inventories                                                                         108,083     (27,318)
                   Prepaid expenses and other current assets                                           106,632      44,283
                   Other assets                                                                        (10,438)   (161,385)
                   Accounts payable and accrued expenses                                               243,395    (337,997)
                   Deferred revenue                                                                       (200)    (76,450)
                                                                                                      ---------   ---------
                        Net cash used in operating activities                                       (1,828,646) (3,073,504)
                                                                                                     ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchases of property and equipment                                                               (90,384)    (28,967)
                                                                                                      ---------   ---------
                                                       Net cash used in investing activities           (90,384)    (28,967)
                                                                                                      ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds (repayment) of notes payable and long-term debt                                         (131,211)    160,764
     Sales of redeemable preferred stock, common stock and warrants                                      2,840   2,497,575
     Net proceeds from issuance of convertible notes payable                                                 -     450,000
     Net proceeds from issuance of convertible long-term debt                                        1,840,000           -
     Redemption of Series A redeemable convertible preferred stock                                    (150,000)          -
     Payment of cash dividend on Series A redeemable convertible preferred stock                        (5,417)          -
                                                                                                      ---------   ---------
                                                        Net cash provided by financing activities    1,556,212   3,108,339
                                                                                                      ---------   ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                             (362,818)      5,868

CASH AND CASH EQUIVALENTS, beginning of the period                                                     400,363     508,876
                                                                                                      ---------   ---------

CASH AND CASH EQUIVALENTS, end of the period                                                          $ 37,545   $ 514,744
                                                                                                      =========   =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid during period:
          Income taxes                                                                                $      -   $       -
          Interest                                                                                    $ 25,144   $  16,986

          See accompanying notes to consolidated financial statements.

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
    FINANCING ACTIVITIES:

           During the nine months ended June 30, 2006, 270,000 shares of Series E redeemable convertible preferred stock were converted into 790,942 shares of common stock.

           During the nine months ended June 30, 2006, 8,333 shares of Series C convertible preferred stock were converted into 90,910 shares of common stock.

           During the nine months ended June 30, 2006, $34,937 of long-term convertible notes were converted into 215,000 shares of common stock.

           During the nine months ended June 30, 2005, 958 shares of Series A redeemable convertible preferred stock were converted into 264,118 shares of common stock.

           During the nine months ended June 30, 2005, 1500 shares of Series A convertible preferred stock were converted into 343,464 shares of common stock.

           During the nine months ended June 30, 2005, 11,749 shares of common were issued as payment of dividends for Series A convertible and redeemable convertible preferred stock.

           During the nine months ended June 30, 2005, warrants to purchase                                       $ 32,802
              14,000 shares of common stock were issued in connection with the issuance of notes payable.

           During the nine months ended June 30, 2005, 21,515 shares                                              $ 125,000
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

1.   BASIS OF PRESENTATION

          Avitar,  Inc.  (the  "Company" or "Avitar")  through its  wholly-owned subsidiary Avitar Technologies, Inc. ("ATI") develops, manufactures, markets and sells diagnostic test products and proprietary hydrophilic polyurethane foam disposables fabricated for medical, diagnostics, dental and consumer use. During FY2006, the Company continued the development and marketing of innovative point of care oral fluid drugs of abuse tests, which use the Company's foam as the means for collecting the oral fluid sample. Through its wholly owned subsidiary, BJR Security, Inc. (`BJR"), the Company provides specialized contraband detection and education services.

          The Company's one for fifty (1 for 50) reverse split of its common stock that was authorized by the Company's shareholders at their annual meeting held on January 18, 2006 became effective at 5:00 PM on February 17, 2006. Accordingly, the numbers of common stock shares and related data presented herein reflect the results of the reverse split for current and prior reporting periods.

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

          The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-QSB and Regulation S-B (including Item 310(b) thereof). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 2006. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended September 30, 2005. The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations and has a stockholders' deficit as of June 30, 2006 of $7,492,854. The Company raised net proceeds aggregating approximately $2,498,000 during the year ended September 30, 2005 from the sale of stock and warrants. In addition, the Company raised gross proceeds of $900,000 from short-term convertible notes and $1,000,000 from long-term convertible notes. During the first nine months of FY2006, the Company raised gross proceeds of $2,000,000 from long-term convertible notes and received $120,000 from the settlement agreement related to the sale of USDTL described above and in Note 3. Subsequent to June 30, 2006, the Company raised gross proceeds of $750,000 from long-term convertible notes executed in July 2006. The Company is working with placement agents and investment fund managers to obtain additional equity financing. Based upon cash flow projections, the Company believes the anticipated cash flow from operations and most importantly, the expected net proceeds from future debt or equity financings, will be sufficient to finance the Company's operating needs until the operations achieve profitability. There can be no assurances that forecasted results will be achieved or that additional financing will be obtained. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.   INVENTORIES

          At June 30, 2006, inventories consist of the following:

                           Raw Materials                            $196,446
                           Work-in-Process                            45,349
                           Finished Goods                             25,038
                                                                   ---------
                                    Total                           $266,833
                                                                    ========

3.   DISCONTINUED OPERATIONS

          On December 16, 2003, the Company consummated a sale of USDTL's business and net assets, excluding cash. Under the terms of that sale, the buyer must pay the Company 10% of certain annual revenues in excess of $1,500,000, less any amounts due from the Company for the purchase of services from the buyer. In November 2005, the Company negotiated an agreement with the new owners of USDTL to settle all outstanding matters related to the sale of USDTL. Under the terms of this settlement, the
     Company received an immediate lump sum payment of $120,000 rather than waiting for the 10 to 14 years that the Company believed it would take to collect the entire $500,000 from uncertain future revenues of USDTL. The accompanying financial statements reflect USDTL as a discontinued operation. The following is a summary of the results of its operations for the three months and nine months ended June 30, 2006 and 2005:


                                                                Three Months                      Nine Months
                                                              Ended June 30,                     Ended June 30,

                                                        2006             2005                 2006             2005
                                                     ------------      ------------      --------------     -------------
         Sales                                     $             -    $            -      $           -     $           -
         Operating expenses                                      -                 -                  -                 -
         Other income (expense)                                  -                 -            120,000                 -
                                                   ---------------    --------------      -------------     -------------
         Income from discontinued operations       $             -    $            -      $     120,000     $           -
                                                   ===============    ==============      =============     =============



4.   MAJOR CUSTOMERS

          Customers in excess of 10% of total sales are:

                                           Three Months Ended June 30,                   Nine Months Ended June 30,
                                        -------------------------------                -----------------------------
                                          2006                     2005                  2006                   2005
                                    ----------------          --------------       ---------------        ----------------
                  Customer A        $ 212,272                 $  348,839            $  744,858              $   911,000
                  Customer B        $ 162,319                          *                     *                        *
                  Customer C        $ 142,132                          *                     *                        *

                  * Not in excess of 10% during these periods.

          At June 30, 2006, accounts receivable from these major customers totaled approximately $286,224.

5.   NOTES PAYABLE AND SHORT AND LONG-TERM CONVERTIBLE NOTES PAYABLE

          In September 2005, October 2005, February 2006, April 2006 and May 2006 the Company executed notes payable with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital
     Partners II, LLC in the total principal amount of $3,000,000 which are payable at maturity in September 2008, October 2008, February 2009 April 2009 and May 2009, respectively. Interest on these notes is at 8% per annum and is payable quarterly in cash or the Company's common stock at the option of the Company. The Company originally issued warrants to purchase 100,000 shares of common stock at $12.50 per share for five years in connection with these notes. In May 2006, the outstanding warrants were cancelled and replaced with warrants to purchase 3,000,000 shares of common stock at $1.25 per share for seven years. In addition, the entire principal plus any accrued and unpaid interest associated with these notes is convertible, at the holder's option, into the Company's common stock at a conversion price of 65% of the average of the three lowest intraday trading prices of the common stock for the twenty trading days preceding the date that the holders elect to convert. A discount to debt totaling $968,006 ($850,500 for the fair value of the conversion feature of these notes and $117,506 for the fair value of the warrants issued in connection with these notes) was recorded during FY2005 and the first nine months of FY2006 and is being amortized over the term of the notes. The unamortized discount was $774,453 as of June 30, 2006. Non-cash interest expense of $605,000 representing the fair value of the warrants issued as replacement for the outstanding warrants in May 2006 was recorded in the quarter ended June 30, 2006. Fees of approximately $385,000 incurred in connection with securing these loans were recorded as a deferred financing charge. The collateral pledged by the Company to secure these notes includes all assets of the Company. A liability of approximately $1,573,000 was recorded for the fair value of the warrants issued in connection with the $3,000,000 of notes and the conversion feature, which was reduced to its market value of approximately $1,559,000 at June 30, 2006. As of June 30, 2006, notes totaling $34,937 were converted into 215,000 shares of common stock.

          From April to August 2005, the Company executed convertible notes with an individual in the total principal amount of $650,000 with interest at 10%. Each note has a maturity date of six months from the date of the note and is payable in ten monthly installments plus accrued interest commencing on the maturity date of the note. The Company issued warrants to purchase 13,000 shares of common stock at $1.65 to $4.95 per share for three (3) years in connection with these notes. In addition, the entire principal plus accrued interest associated with these notes is convertible into the Company's common stock at a conversion price of the lesser of the closing price of the common stock on the date of the loan or 85% of the average closing price of the common stock for the five (5) trading days preceding the notice of conversion. In no event shall the conversion price be lower than 50% of the closing price of the common stock on the date of the loan. A discount to debt totaling $172,930 ($156,800 for the value of the conversion feature of these notes and $16,130 for the value of the warrants issued in connection with these notes) was recorded during FY2005 and is being amortized over the term of the notes. The discount was totally amortized as of June 30, 2006. A liability of approximately $173,000 was recorded for the fair value of the warrants issued in connection with the $650,000 of notes and the conversion feature which was reduced to its market value of $328 at June 30, 2006.

6.   CONVERTIBLE AND REDEEMABLE CONVERTIBLE PREFERRED STOCK

          In April and June 2005, the Company raised net proceeds of approximately $1,335,000 from the sale of 1,500,000 shares of Series E Redeemable Convertible Preferred Stock with a face value of $1,500,000 and Warrants to purchase 3,000 shares of the Company's common stock. The $1,500,000 of Series E Preferred Stock are convertible into Common Stock at the lesser of $4.00 per share or 80% of the average of the three lowest closing bid prices for the ten trading days immediately prior to the notice of conversion, subject to adjustments and limitations, and the Warrants are exercisable at $4.20 per share for a period of three years. The warrants issued in connection with the sale of 1,500,000 shares of preferred stock and the conversion feature resulted in a deemed dividend of $1,087,000 being recorded and included in the earnings per share calculation for the year ended September 30, 2005. A liability of approximately $1,087,000 was recorded for the original fair value of the warrants issued in connection with the sale of the 1,500,000 shares of preferred stock and the conversion feature which was reduced to its market value of approximately $157,000 at June 30, 2006. As of June 30, 2006, 769,639 shares of this preferred stock had been converted into 1,037,336 shares of common stock and 730,361 were outstanding. Upon the occurrence of specific events, the holders of the Series E Redeemable Convertible Preferred Stock are entitled to redeem these shares under certain provisions of the agreement covering the purchase of the preferred stock. Accordingly, these securities were not classified as permanent equity.

          In December 2004, the Company sold 1,285 shares of Series A Redeemable Convertible Preferred Stock and Warrants to purchase 12,000 shares of common stock for which it received net proceeds of approximately $1,160,000. The Series A Redeemable Convertible Preferred Stock, with a face value of $1,285,000, is convertible into common stock at the lesser of $6.00 per share or 85% of the average of the three lowest closing bid prices, as reported by Bloomberg, for the ten trading days immediately prior to the notice of conversion subject to adjustments and floor prices. The warrants are exercisable at $6.30 per share. The warrants issued in connection with the sale of 1,285 shares of preferred stock and the put right and the conversion feature resulted in a deemed dividend of $1,058,260 being recorded and included in the earnings per share calculation for the year ended September 30, 2005. A liability of approximately $1,058,260 was recorded for the original fair value of the warrants issued in connection with the sale of the 1,285 shares of preferred stock and the conversion feature, which was $1,212 at June 30, 2006. As of June 30, 2006, 1,135 shares of this preferred stock had been converted into 452,156 shares of common stock and the remaining 150 shares of Series A redeemable convertible preferred stock, with a face value of $150,000, were redeemed by the Company in October 2005 for $155,415 which included accrued dividends of $5,417.

          28,608 shares of the Series C convertible preferred stock with a face value of $145,000 and 2,000 shares of the 6% Convertible preferred stock with a face value of $2,000,000 are carried at face value on the balance sheet outside permanent equity as the Company cannot be sure it has adequate authorized shares for their conversion as of June 30, 2006.

7.   COMMON AND PREFERRED STOCK

          During the nine months ended June 30, 2006, the Company issued 790,942 shares of common stock to holders who converted 270,000 shares of Series E redeemable convertible preferred stock, 90,910 shares of common stock to a holder who converted 8,333 shares of Series C convertible preferred stock and 6,083 shares of common stock to employees who purchased shares through the Company's Employee Stock Purchase Plan. Dividends for all preferred stock amounted to $122,305 for the nine months ended June 30, 2006 and the total amount of unpaid and undeclared dividends was $364,212.

8.   GOODWILL

          As of September 30, 2005, the Company's goodwill was composed of $138,120 associated with the acquisition of BJR in 2001. In accordance with SFAS No. 142, the Company evaluated the goodwill related to the BJR acquisition and determined that no adjustment to the goodwill balance of $138,120 was deemed necessary since September 30, 2005.

9.   LOSS PER SHARE

          The following data show the amounts used in computing earnings per share:

                                                               Three Months                  Nine  Months
                                                             Ended June 30,                  Ended June 30,
                                                       -------------------------   ----------------------------
                                                         2006            2005          2006           2005
                                                      -----------   ------------   ------------   --------------
          Loss from continuing operations            $(1,329,038)   $  (458,616)   $(3,375,953)   $(2,087,711)
          Less:
                 Preferred Stock Dividends               (40,152)       (71,006)      (122,305)      (152,685)
                 Deemed dividends in connection
                  with Series A preferred
                  stock sales                                  -     (1,087,000)            (-)    (2,145,260)
                                                     -----------    -----------    -----------    -----------
           Loss attributable to common
                  stockholders from
                  continuing operations               (1,369,190)    (1,616,622)    (3,498,258)    (4,385,656)
           Add:
           Income (loss) from discontinued
                   operation                                   -              -        120,000             (-)
                                                     -----------    -----------    -----------    -----------


          Net loss attributable to common
               stockholders used in basic and
                 diluted EPS                        $( 1,369,190)  $( 1,616,622)   $(3,378,258)   $(4,385,656)
                                                     ===========    ===========    ===========    ===========

           Weighted average number of
                  common shares outstanding            4,480,981      3,211,978      4,301,369      2,924,128
                                                     ===========    ===========    ===========    ===========

           Loss per share attributable to common
                  stockholders before discontinued
                  operations                         $     (0.31)   $     (0.50)   $     (0.81)   $     (1.50)
            Impact of discontinued operations                  -              -            .02              -
                                                     -----------    -----------    -----------    -----------
               Basic and diluted loss per share
                   attributable to common
                   stockholders                      $     (0.31)   $     (0.50)   $     (0.79)   $     (1.50)
                                                     ===========    ===========    ===========    ===========

10.  STOCK OPTIONS

          The Company accounts for its stock-based compensation plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock- Based
     Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. No stock-based employee compensation cost was reflected in net loss for the quarters and nine months ended June 30, 2006 or 2005, as all options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

          The following table illustrates, in accordance with the provisions of SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                  Three Months Ended June 30,             Nine Months Ended June 30,
                                                      2006             2005                 2006                2005
                                                  ------------     ------------          -------------    -------------
Net loss                                          $(1,329,038)     $  (458,616)          $ (3,255,953)    $ (2,087,711)
 Add: stock based
     employee compensation
     expense included in reported net loss,
     net of tax                                             -                -                      -                -
Deduct: total stock based employee
     compensation expense determined
     under the fair value based method for
     all awards, net of tax                           (30,742)         (41,930)               (92,079)        (109,075)
                                                   -------------   ------------          -------------    ------------
Pro forma net loss                                $  (1,359,780)   $  (500,546)          $ (3,348,032)    $ (2,196,786)
                                                 ===============   =============         =============    =============
Loss per share:
Basic and diluted - as reported                   $    (.31)       $      (.50)          $       (.79)    $      (1.50)
Basic and diluted - pro forma                          (.31)              (.52)                  (.81)           (1.53)

          In determining the pro forma amounts above, the Company estimated the fair value of each option granted using the Black-Scholes option pricing model with the following weighted-average assumptions:


        June 30                              2006                   2005
        -------                       ----------------    -------------------
        Risk free interest rate              4.3%                   3.8%
        Expected dividend yield              -                         -
        Expected lives                     5-9 years              5-9 years
        Expected volatility                 80%                   80%

          Options granted during the nine months ended June 30, 2006 totaled 7,000 while the options granted for the nine months ended June 30, 2005 amounted to 46,274. The weighted average fair value of options granted during the nine months ended June 30, 2006 and 2005 was $.42 and $3.50, respectively.

11.  DERIVATIVES

          The Company has issued and outstanding convertible debt and certain convertible equity instruments with embedded derivative features. The Company analyzes these financial instruments in accordance with SFAS No. 133 and EITF Issue Nos. 00-19 and 05-02 to determine if these hybrid contracts have embedded derivatives which must be bifurcated. In addition, free-standing warrants are accounted for as equity or liabilities in accordance with the provisions of EITF Issue No. 00-19. As of June 30, 2006, the Company could not be sure it had adequate authorized shares for the conversion of all outstanding instruments due to certain conversion rates which vary with the fair value of the Company's common stock and therefore all embedded derivatives and freestanding warrants are recorded at fair value, marked-to-market at each reporting period, and are carried on separate lines of the accompanying balance sheet. If there is more than one embedded derivative, their value is considered in the aggregate.

12.  SUBSEQUENT EVENTS

          Subsequent to June 30, 2006, the Company executed additional notes payable with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC in the total principal amount of $750,000. Interest on these notes is at 8% per annum and is payable quarterly in cash or the Company's common stock at the option of the Company. The Company issued warrants to purchase 1,500,000 shares of common stock at $.23 per share for seven years in connection with these notes. In addition, the entire principal plus any accrued and unpaid interest associated with these notes is convertible, at the holder's option, into the Company's common stock at a conversion price of 65% of the average of the three lowest intraday trading prices of the common stock for the twenty trading days preceding the date that the holders elect to convert.

          During July 2006, the Company issued to holders of convertible notes 880,000 shares of common stock upon conversion of long-term notes totaling $56,500. In addition, 367,518 shares of common stock were issued to the holder of Series E preferred stock upon conversion of 24,500 shares of its preferred stock.

13.  RECENT ACCOUNTING PRONOUNCEMENTS

          In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"), which replaces SFAS 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion no. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The effective date for entities that file as a small business issuer is as of the beginning of the first annual reporting period that begins on or after December 15, 2005. Therefore, under the current rules, the Company will be required to adopt SFAS 123R in the first quarter of fiscal 2007.

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


          In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company~s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its consolidated financial statements but does not expect that it will have a material impact.

          In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006 and is therefore required to be adopted by the Company in the first quarter of fiscal quarter of fiscal 2007. The Company is currently evaluating the effect that the adoption of SFAS 155 will have on its consolidated financial statements but does not expect that it will have a material impact.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
---------------------------------------------------------------------------

     The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing elsewhere in this report.

ONE FOR FIFTY (1 FOR 50) REVERSE SPLIT OF COMMON STOCK

     The Company's one for fifty (1 for 50) reverse split of its common stock that was authorized by the Company's shareholders at their annual meeting held on January 18, 2006 became effective at 5:00 PM on February 17, 2006. Accordingly, common stock share and per share data presented herein reflect the results of the reverse split for current and prior reporting periods.

RESULTS OF OPERATIONS

Revenues
     Sales for the three months ended June 30, 2006 increased $75,488, or approximately 6%, to $1,308,575 from $1,233,087 for the corresponding period of the prior year. For the nine months ended June 30, 2006, sales increased $288,791, or approximately 9%, to $3,513,111 from $3,224,320. The change for the three months ended June 30, 2006 primarily reflects an increase in the volume of sales for its OralScreen(R) and Foam Products of $77,000, offset in part by a decrease of $2,000 in revenue from contraband detection services. The change for the nine months ended June 30, 2006 primarily reflects an increase in the volume of sales for its OralScreen(R) and Foam products of $292,000, offset in part by a decrease of $3,000 in revenue from contraband detection services.

Operating Expenses

     Cost of sales for the three months ended June 30, 2006 were approximately 74% of sales compared to the cost of sales of approximately 74% of sales for the three months ended June 30, 2005. For the nine months ended June 30, 2006, the cost of sales was 72% compared to 73% of sales for the same period of Fiscal 2005. The improvement for Fiscal 2006 resulted from the overall increase in sales described above.

     Selling, general and administrative expenses for the three months ended June 30, 2006 decreased $260,189, or approximately 22%, to $948,417 from $1,208,606 for the corresponding period of the prior year. For the nine months ended June 30, 2006, selling, general and administrative expenses decreased $168,148 or approximately 5%, to $3,005,416 from $3,173,564 for the nine months ended June 30, 2005. The change for the nine months ended June 30, 2006 primarily resulted from expense reductions for legal, investor relations, travel, staffing adjustments within sales personnel and various other administrative items during the quarter ended June 30, 2006, offset in part by increases in expenses of $92,041 primarily related to the addition of sales and marketing resources that occurred during the first six months of FY2006. In order to achieve revenue growth, the Company will most likely incur increased expenses to hire additional direct sales staff and expand marketing programs during the remainder of FY2006 and beyond.

     Expenses for research and development for the three months ended June 30, 2006 amounted to $109,738 compared to $181,008 for the corresponding period of the prior year, a decrease of $71,270. For the nine months ended June 30, 2006, expenses for research and development were $348,692 versus $560,757 for the nine months ended June 30, 2005, a decrease of $212,065. The decrease for the quarter ended June 30, 2006 was primarily attributable to a reduction in salary expense of $14,000, consulting expense of $34,000 and material and various development related expenses of $23,000. The change for the nine months ended June 30, 2006 resulted primarily from reduced salary and fringe benefit expenses of $54,000, consulting expense of $88,000, material and various development related expenses of $70,000. Although research and development expenses were lower for the nine months of Fiscal 2006, the Company must continue developing and enhancing its ORALscreen products and therefore, will most likely incur increased expenses for research and development during the final months of FY2006 and beyond.

     Other Income and Expense

     Interest expense and financing costs were $825,211 for the three months ended June 30, 2006 compared to $77,451 incurred during the three months ended June 30, 2005. For the nine months ended June 30, 2006, interest expense and financing costs amounted to $1,214,297 versus $113,820 for the corresponding period of Fiscal 2005. The increase for the three months ended June 30, 2006 resulted primarily from interest expense of approximately $66,000, non-cash interest expense of $605,000 representing the fair value of the warrants issued as replacement for the outstanding warrants in May 2006 was recorded in the quarter ended June 30, 2006 and amortization of deferred financing costs and debt discount of approximately $77,000 associated with the short-term notes and convertible short and long-term notes totaling approximately $3,900,000 that were executed by the Company in FY2005 and the first nine months of FY2006. For the nine months ended June 30, 2006, the change primarily resulted from increased interest expense of approximately $157,000, non-cash interest expense of $605,000 representing the fair value of the warrants issued as replacement for the outstanding warrants in May 2006 was recorded in the quarter ended June 30, 2006 and higher amortization of deferred financing costs and debt discount of approximately $338,000 associated with the short-term notes and convertible short and long-term notes totaling approximately $3,900,000 that were executed by the Company in FY2005 and the first nine months of FY2006.

     For the three months ended June 30, 2006, other income amounted to $217,962 compared to other income of $686,739 for the three months ended June 30, 2005. Other income for the nine months ended June 30, 2006 was $210,664 compared to other income of $877,430 for the nine months ended June 30, 2005. The changes for the quarter and nine months ended June 30, 2006 from the corresponding periods of Fiscal 2005 occurred primarily from the changes in the fair market value of embedded derivative securities and warrants.

     Discontinued Operations

     On December 16, 2003, the Company consummated the sale of the business and net assets, excluding cash, of its USDTL subsidiary. For the nine months ended June 30, 2006, other income amounted to $120,000 compared to no activity for the corresponding period of the prior year. The income for the first nine months of Fiscal 2006 resulted from the settlement described in Note 3 of the Consolidated Financial Statements.


     Net Loss

         Primarily as a result of the factors described above, the Company had a net loss of $1,329,038 for the three months ended June 30, 2006, as compared to net loss of $458,616 for the three months ended June 30, 2005. For the nine months ended June 30, 2006, the Company had a net loss of $3,255,953 versus $2,087,711 for the corresponding period of Fiscal 2005. The loss per share was $.31 per basic and diluted share for the three months ended June 30, 2006 compared to a loss per share of $.50 per basic and diluted share for the three months ended June 30, 2005. For the nine months ended June 30, 2006, the loss per share was $.79 per basic and diluted share versus a loss per share of $1.50 per basic and diluted share for the nine months ended June 30, 2005.


FINANCIAL CONDITION AND LIQUIDITY

     At June 30, 2006, the Company had a stockholders' deficit of $7,492,854 and cash and cash equivalents of $37,545. Our cash flows from financing activities provided the primary source of funding during the nine months ended June 30, 2006 and the Company will continue to rely on this type of funding until profitability is reached. The following is a summary of cash flows for the nine-month period ended June 30, 2006:

                                                          June 30,
         Sources (use) of cash flows                        2006
         ---------------------------                  ------------
         Operating activities                         $(1,828,646)
         Investing activities                             (90,384)
         Financing activities                           1,556,212
                                                      -------------
         Net decrease in cash and equivalents         $  (362,818)
                                                      =============

     Operating Activities. The net loss of $3,255,953 (comprised of expenses totaling $6,889,064 less revenues and income from discontinued operations of $3,633,111) was the major use of cash by operations. When the net loss is adjusted for non-cash expenses such as depreciation and amortization, amortization of debt discounts, deferred financing costs, deferred rent, non-cash interest expense for warrant replacements for long-term notes and changes in the fair market value of derivative securities and warrants, the cash needed to finance the net loss was $2,325,089. Working capital requirements necessitated the use of $10,638 for addition of $10,438 of other assets and the reduction of $200 in deferred revenue. Decreases in accounts receivable of $48,971, inventories of $108,083, prepaid expenses of $106,632 along with increases in accounts payable and accrued expenses of $243,395 reduced working capital needs by $507,081.

     Investing and Financing Activities. Cash used in investing consisted of cash paid of $90,384 for additions to property, plant and equipment. To finance the business, long-term notes (as described below) were executed and approximated $1,840,000; of which $131,211 was used to repay various short and long-term debt and $155,417 was used to redeem remaining shares of the Series A redeemable convertible preferred stock and the accrued dividends for these shares. Sales of common stock generated $2,840.

     During FY 2006, the Company's cash requirements are expected to include primarily the funding of operating losses, the payment of outstanding accounts payable, the repayment of certain notes payable, the funding of operating capital to grow the Company's drugs of abuse testing products and services, and the continued funding for the development of its ORALscreen product line. In September 2005, October 2005, February 2006, April 2006 and May 2006 the Company executed notes payable with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC in the total principal amount of $3,000,000 which are payable at maturity in September 2008, October 2008, February 2009 April 2009 and May 2009, respectively. Interest on these notes is at 8% per annum and is payable quarterly in cash or the Company's common stock at the option of the Company. The Company originally issued warrants to purchase 100,000 shares of common stock at $12.50 per share for five years in connection with these notes. In May 2006, the outstanding warrants were cancelled and replaced with warrants to purchase 3,000,000 shares of common stock at $1.25 per share for seven years. In addition, the entire principal plus any accrued and unpaid interest associated with these notes is convertible, at the holder's option, into the Company's common stock at a conversion price of 65% of the average of the three lowest intraday trading prices of the common stock for the twenty trading days preceding the date that the holders elect to convert. Fees of approximately $385,000 incurred in connection with securing these loans were recorded as a deferred financing charge. The collateral pledged by the Company to secure these notes includes all assets of the Company. As of June 30, 2006, notes totaling $34,938 were converted into 215,000 shares of common stock.

     In July 2006,  the  Company  executed  additional  notes  payable  with AJW
Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC in the total principal amount of $750,000. Interest on these notes is at 8% per annum and is payable quarterly in cash or the Company's common stock at the option of the Company. The Company issued warrants to purchase 1,500,000 shares of common stock at $.23 per share for seven years in connection with these notes. In addition, the entire principal plus any accrued and unpaid interest associated with these notes is convertible, at the holder's option, into the Company's common stock at a conversion price of 65% of the average of the three lowest intraday trading prices of the common stock for the twenty trading days preceding the date that the holders elect to convert.

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

     In April and June 2005, the Company raised net proceeds of approximately $1,335,000 from the sale of 1,500,000 shares of Series E Redeemable Convertible Preferred Stock with a face value of $1,500,000 and Warrants to purchase 3,000 shares of the Company's common stock. The $1,500,000 of Series E Preferred Stock are convertible into Common Stock at the lesser of $4.00 per share or 80% of the average of the three lowest closing bid prices for the ten trading days immediately prior to the notice of conversion, subject to adjustments and limitations, and the warrants are exercisable at $4.20 per share for a period of three years. As of June 30, 2006, 769,639 shares of this preferred stock had been converted into 1,017,336 shares of common stock and 730,361 were outstanding. Upon the occurrence of specific events, the holders of the Series E Redeemable Convertible Preferred Stock are entitled to redeem these shares under certain provisions of the agreement covering the purchase of the preferred stock.

     In December 2004, the Company sold 1,285 shares of Series A Redeemable Convertible Preferred Stock and Warrants to purchase 12,000 shares of common stock for which it received net proceeds of approximately $1,160,000. The Series A Redeemable Convertible Preferred Stock, with a face value of $1,285,000, is convertible into common stock at the lesser of $6.00 per share or 85% of the average of the three lowest closing bid prices, as reported by Bloomberg, for the ten trading days immediately prior to the notice of conversion subject to adjustments and floor prices. As of June 30, 2006, 1,135 shares of this preferred stock had been converted into 452,156 shares of common stock and the remaining 150 shares of Series A redeemable convertible preferred stock, with a face value of $150,000, were redeemed by the Company in October 2005 for $155,415 which included accrued dividends of $5,417.

     The cash  available  at June  30,  2006,  the  proceeds  from the  $750,000 convertible note financing in July 2006, and the anticipated customer receipts are expected to be sufficient to fund the operations of the Company through August 2006. Beyond that time, the Company will require significant additional financing from outside sources to fund its operations. The Company plans to continue working with placement agents and/or investment fund managers in order to raise additional capital during FY2006 from the sales of equity and/or debt securities. The investors involved in the September 2005, October 2005, February 2006, April 2006 and May 2006 convertible note financings described above have expressed their intent to provide an additional $2,000,000 of financing on terms to be negotiated, of which $750,000 was received in July 2006. The Company plans to use the proceeds from these financings to provide working capital and capital equipment funding to operate the Company, to expand the Company's business, to further develop and enhance the ORALscreen drug screening systems and to pursue the development of in-vitro oral fluid diagnostic testing products. However, there can be no assurance that these financings will be achieved. In addition, the Company may consider selling assets and/or operations, including BJR. However, at the present time, there can be no assurances that the Company would be successful in these efforts.

     Operating revenues are expected to continue growing during the remainder of Fiscal 2006 as increasing number of employers in the United States and overseas convert to using ORALscreen, Avitar's oral fluid drug testing products. In order to achieve the revenue growth, the Company will need to increase its direct sales force and implement an expanded, targeted marketing program. ORALscreen, as an instant on-site diagnostic test, is part of the fastest growing segment of the diagnostic test market. Inventories are currently at appropriate levels for anticipated sales volumes and the Company, with its production capacity and the arrangements with its current contract manufacturing sources, expects to be able to maintain inventories at optimal levels. Based on current sales, expense and cash flow projections, the Company believes that the current level of cash and cash-equivalents on hand and, most importantly, a portion of the anticipated net proceeds from the future financing mentioned above would be sufficient to fund operations until the Company achieves profitability. There can be no assurance that the Company will consummate the above-mentioned financings, or that any or all of the net proceeds sought thereby will be obtained. Furthermore, there can be no assurance that the Company will have sufficient resources to achieve the anticipated growth. Once the Company achieves profitability, the longer-term cash requirements of the Company to fund operating activities, purchase capital equipment, expand the existing business and develop new products are expected to be met by the anticipated cash flow from operations and proceeds from the financings described above. However, because there can be no assurances that sales will materialize as forecasted, management will continue to closely monitor and attempt to control costs at the Company and will continue to actively seek the needed additional capital.

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

     In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company~s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its consolidated financial statements but does not expect that it will have a material impact.

     In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006 and is therefore required to be adopted by the Company in the first quarter of fiscal quarter of fiscal 2007. The Company is currently evaluating the effect that the adoption of SFAS 155 will have on its consolidated financial statements but does not expect that it will have a material impact.


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

ITEM 3.           CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures

     Our management, including our chief executive officer and chief financial officer, have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2006, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based upon that evaluation, our chief executive officer and chief financial officer have concluded that as of such date, our disclosure controls and procedures in place are adequate and effective to ensure material information and other information requiring disclosure is identified and communicated on a timely basis.


     (b) Changes in Internal Control Over Financial Reporting

     There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART II OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     During the quarter ended June 30, 2006, the Company issued to holders of convertible notes 215,000 shares of common stock upon conversion of notes totaling $34,937. In addition, 281,780 shares of common stock were issued to the holder of Series E preferred stock upon conversion of 45,288 shares of its preferred stock. The exemption for registration of these securities is based upon Section 4(2) of the Securities Act because the issuances were made to accredited investors in private placements.


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


                                                     AVITAR, INC.
                                                     (Registrant)




Dated:  August 14, 2006                           /S/ Peter P. Phildius
                                                  ------------------------------
                                                  Peter P. Phildius
                                                  Chairman and Chief
                                                  Executive Officer
                                                  (Principal Executive Officer)




Dated:  August 14, 2006                           /S/ J.C. Leatherman, Jr.
                                                  ---------------------------
                                                  J.C. Leatherman, Jr.
                                                  Chief Financial Officer
                                                  (Principal Accounting and
                                                  Financial Officer)

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