Form 10KSB
period 2006-09-30
AVITAR INC /DE/
filed 2006-12-29
CIK 814008

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2006
                               ------------------

                         Commission file number: 1-15695

                                  AVITAR, INC.
             ------------------------------------------------------
                 (Name of small business issuer in its charter)

                  Delaware                                   06-1174053
------------------------------------                 -----------------------
(State or other jurisdiction of incorporation           (I.R.S. Employer
         or organization)                              Identification No.)


                         65 Dan Road, Canton, MA 02021
                    (Address of principal executive offices)

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

          Issuer's revenues for its most recent fiscal year: $4,924,777
                               Page 1 of 87 pages.
                       Exhibit Index is on page 78 hereof.

The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming solely for purposes hereof that all directors and officers of the Registrant are "affiliates") as of December 12, 2006:
$416,829

The approximate number of shares of Common Stock outstanding (including shares held by affiliates of the Registrant) as of December 12, 2006: 14,225,781

Documents incorporated by reference:        NONE

Transitional Small Business Disclosure Format (check one):  Yes     ;  No  X
                                                                ----     ----

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

Introduction

     Avitar, Inc. (the "Company" or "Avitar"), through its wholly-owned subsidiary Avitar Technologies, Inc. ("ATI"), develops, manufactures, markets and sells diagnostic point of contact tests and customized proprietary hydrophilic polyurethane foam applications for medical, diagnostics, dental and consumer use. During the fiscal year ended September 30, 2006 ("Fiscal 2006"), the Company continued the development and marketing of innovative point of care oral fluid drugs of abuse tests, which use the Company's foam as the means for collecting the oral fluid sample. Through its wholly-owned subsidiary, BJR Security, Inc. (`BJR"), the Company provides specialized contraband detection and education services.

     The Company's one for fifty (1 for 50) reverse split of its common stock that was authorized by the Company's shareholders at their annual meeting held on January 18, 2006 became effective on February 17, 2006. Accordingly, the numbers of common stock shares and related data presented herein reflect the results of the reverse split for current and prior reporting periods.

     In December 2003, the Company sold the business and net assets, excluding cash, of its wholly owned subsidiary, United States Drug Testing Laboratories, Inc. ("USDTL") which operated a certified laboratory and provided specialized drug testing services primarily utilizing hair and meconium as the samples. In November 2005, the Company negotiated an agreement with the new owners of USDTL to settle all outstanding matters related to the sale of USDTL. Therefore, USDTL is considered a discontinued operation and this report reflects the continued operations of the Company (see Note 3 of the Consolidated Financial Statements). Due to the current financial condition at Avitar, the Company may consider selling assets and/or operations, including BJR. However, at the present time, there can be no assurances that the Company would be successful in these efforts.

Products

         Currently, the Company offers the following products, which utilize its proprietary medical polyurethane foam technology:

     Diagnostic Test Products and Drug Detection Services

     The Company makes products and offers services for the diagnostic test applications and contraband detection needs described below. These products accounted for approximately 47% of the Company's revenue in Fiscal 2006 and approximately 53% of the Company's revenue in Fiscal 2005.

     Drugs of Abuse Point of Collection Tests. The Company's ORALscreen (R) 4 and ORALscreen (R) DRUGOMETER are oral fluid-based, rapid on-site assay systems for detecting drugs of abuse such as opiates (including heroin, morphine, codeine and synthetic opiates like Oxycocone-Oxycontin(R), Percoset(R), Hydrocodone-Vicodin(R) and others), cocaine (including crack), marijuana and methamphetamines (including Meth, Ecstasy and others). These tests are performed on-site and yield accurate results in a 5-15 minute period of time. In addition, Avitar offers ORALconfirm(TM), an oral fluid laboratory test to confirm the results of ORALscreen tests, ORALscreenLab(TM), a comprehensive array of laboratory-based oral fluid drug screening products, and various other services to enable an employer to manage and control its drug testing program. The National Institute of Drug Abuse has reported that 10% of workers in the United States abuse drugs, resulting in an annual cost in excess of $140 billion to employers. Currently, approximately $1.5 billion annually is spent in the United States for drugs of abuse tests, the majority of which are for pre-employment testing using traditional laboratory-based urinalysis services. Drug abusers can defeat pre-employment urine testing by substituting or adulterating the urine sample. Significant advantages exist for saliva to replace urine in many of the drug tests and at the same time, to expand the market where current infrastructure cost limitations prohibit the use of these much needed drug tests. Use of the ORALscreen products will provide employers with the ability to implement a random testing program that has been proven to be a more effective tool for deterring the use of drugs by employees in the workplace. The primary customers for these products are employers, schools, and military services.

     Contraband Detection Services. The Company's highly trained dogs detect the presence of contraband items in a variety of settings including schools, cruise ships, warehouses and other commercial entities. Each dog is task specific, alerting on only one odor (narcotics, explosives or firearms).

     Foam Disposable Products

     The Company produces medical-grade hydrophilic polyurethane foam disposables fabricated for the applications described below. These products accounted for approximately 53% of the Company's revenue in Fiscal 2006 and approximately 47% of the Company's revenue in Fiscal 2005.

     Wound Dressings. Avitar's Hydrasorb(R) ("Hydrasorb") wound dressing product is a highly absorbent topical dressing for moderate to heavy exudating wounds. These dressings have a unique construction that provides a moist wound healing environment which promotes skin growth and closure. The Hydrasorb product is marketed by the Dukal Corp., Abbott Laboratories, Ltd. and other specialty distributors worldwide. In addition to the Hydrasorb line, the Company has custom developed specialty wound dressings for the cardiac catheter lab market as well as the orthopedic market.

     Custom Foam Products. The Company continues to have applications for its proprietary technologies in a variety of other medical/consumer markets. They include the Illizarov Dressing used for dressing external bone fixators in orthopedic procedures and a device used by astronauts for relieving ear pressure while in a pressurized space suit. Customers for these products include Smith and Nephew, B. Braun and NASA.

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

Sales and Marketing

     To sell its ORALscreen products, the Company relies on its direct sales force, its strategic partners and a network of distributors that currently sell to the drugs of abuse testing market. The Company intends to expand its sales and marketing staff from its current level of 13 full-time employees to at least 20 full-time employees and to continue to explore strategic partnering arrangements with companies that have established distribution channels such as significant diagnostic test and health care product companies and employee related service organizations. Avitar anticipates that such arrangements may involve the grant by Avitar of the exclusive or semi-exclusive rights to sell specific products to specified market segments and/or in particular geographic territories in exchange for a royalty, joint venture or other financial interest. The Company generally has sold, and intends to continue to sell, its wound dressing and custom foam products through large, recognized distributors of medical products and does not anticipate that a large direct sales force will be required for these products. If the Company is unable to establish satisfactory product distribution arrangements in the manner described above, it will be required to devote substantial resources to the expansion of its direct sales force. There can be no assurance that Avitar would have the resources required for such an endeavor.

     To introduce its products to direct customers and targeted distributors, the Company participates in trade shows and conducts webinars and e-briefings. Avitar also conducts user trials to support the marketing efforts of its distribution partners. The Company believes that these arrangements will be more effective in promoting and distributing its products in view of Avitar's limited resources and the extensive marketing networks of such distributors.

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

     Wound Dressings. From January 1, 2000 through December 31, 2006, the Company has a Supply Agreement with the Kendall Company ("Kendall"), a subsidiary of Tyco Healthcare, for the distribution of its Hydrasorb products in the United States. In August 2000, the Company amended this Supply Agreement to permit Kendall to distribute the Hydrasorb products internationally.

     In September 2006, the Company entered into a Supply Agreement with the Dukal Corporation ("Dukal") for the distribution of its Hydrasorb products in the United States beginning January 1, 2007.

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

Manufacturing and Supply

     The Company's only manufacturing facility is located in Canton, Massachusetts and as of September 30, 2006, comprises approximately 37,000 square feet, of which 10,000 square feet are currently being used for administrative and office space and 27,000 square feet are being used for product manufacturing and warehousing.

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

Competition

     The Company believes that the principal competitive factors in Avitar's markets are innovative product design, product quality, established strategic customer relationships, name recognition, distribution and price. At least twenty (20) companies of all sizes, including major diagnostic test and health care companies, are engaged in activities similar to those of Avitar. Most of Avitar's competitors have substantially greater financial, marketing, administrative and other resources and larger research and development staffs.

     Although Avitar may not have the development resources of many of its competitors, the Company believes its product design and development experience allows it to compete favorably in providing innovative products and services in Avitar's markets. Of the approximately five instant oral fluid based drugs of abuse testing products currently being offered, Avitar's ORALscreen represents one of the most comprehensive, state-of-the-art test for drugs of abuse currently being provided. Furthermore, the Company believes that its Hydrasorb wound dressings, and custom foam products possess qualities with significant advantages over competing products, including cost effectiveness. In addition to the Company's national sales force, ChoicePoint, Quest and many smaller, local companies are marketing and distributing the Company's ORALscreen products. Dukal, Abbott and mediBayreuth ("Medi") are distributing the Company's Hydrasorb wound dressings. See "Products", "Sales and Marketing".

     The Company believes that its product markets are highly fragmented with many different companies competing with regard to a specific product or product category. As a result, Avitar's competition varies from product to product. Avitar's primary competitors in the wound dressing market include Bristol Meyers Squibb, Johnson & Johnson, Smith and Nephew, 3M and Acme United. In the drugs of abuse test market, the largest competitors are Varian Instruments, American BioMedica Corp., OraSure Technologies, Inc., Novacon, and Cozart Bioscience Ltd.

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

Product Liability; Insurance Coverage

     The testing, marketing and sales of diagnostic test and medical products and services entail a high risk of product liability and professional liability claims by consumers and others. Claims may be asserted against the Company by end-users of any of Avitar's products. As of September 30, 2006, the Company had product liability insurance coverage in the amount of $5,000,000. No claims had been asserted against this coverage. This insurance will not cover liabilities caused by events occurring prior to the time such policy was purchased by the Company or liabilities caused by events occurring after such policy is terminated or for claims made after 60 days following termination of the policy. Further, certain distributors of diagnostic test, medical and dental products require minimum product liability insurance coverage as a condition precedent to purchasing or accepting products for distribution.

Employees

     At September 30, 2006, the Company had 67 full-time employees, including 4 in research and development, 43 in manufacturing, supply, and direct service operations, 13 in sales and marketing and 7 in administration. None of the employees is subject to a collective bargaining agreement. The Company believes its relationship with its employees to be satisfactory.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company leases approximately 37,400 square feet of space that includes 37,000 square feet in Canton, Massachusetts for its manufacturing facility and administrative offices until June 2010 and approximately 400 square feet of office space in Gainesville, Texas for the contraband detection service operation of BJR on a month to month basis. The current annual rent is approximately $326,000 for the Canton facility (excluding assessment for operating expenses) and $3,000 for the Gainesville facility. All facilities are in satisfactory condition for their purposes.


ITEM 3. LEGAL PROCEEDINGS

     On August 16, 2006, a Complaint was filed in United States District Court, District of New Jersey, by Sun Biomedical Laboratories, Inc., Plaintiff, against Avitar Technologies, Inc., Defendant, a wholly-owned subsidiary of Avitar. In the Complaint, Plaintiff alleged among other things breaches of contract, patent infringement and unfair competition and it seeks damages and injunctions. A Summons in this case was not issued until September 22, 2006 and the Summons was not delivered to Avitar until October 13, 2006.

     The alleged breach of contract is based upon an agreement made in 1999 related to the development of products and sales of goods. The last invoice issued to the Defendant was sent by Plaintiff in August 2002. In September 2002, Avitar advised the Plaintiff that the Defendant owes nothing to the Plaintiff and that the Plaintiff would owe substantial amounts for its failures to perform in accordance with their agreement.

     In its answer to this Complaint filed with the court on December 4, 2006, the Company denied substantially all allegations of the Plaintiff and made a significant counter claim against the Plaintiff for damages suffered by the Company as a result of the Plaintiff's failure to perform in accordance with the 1999 Product Development Agreement.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not applicable

                                            Part II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Market Price Data. The Company's Common Stock is quoted on the Over The Counter Bulletin Board ("OTCBB") under the symbol AVTI.OB. From March 6, 2000 until August 26, 2005, the Company's Common Stock had been traded on the American Stock Exchange ("AMEX") under the symbol AVR. A one for fifty (1 for 50) reverse split of the Company's common stock was authorized by the Company's shareholders at their annual meeting held on January 18, 2006 and became effective on February 17, 2006. The table below sets forth the high and low sales prices for the Company's Common Stock as quoted on OTCBB for the periods indicated, except for the first 11 months of Fiscal 2005 when the stock was traded on the AMEX. The reverse stock split was applied retro-actively in the following table.

                                                     High      Low
         Fiscal 2005
              First Quarter                         10.50     3.00
              Second Quarter                         8.00     4.00
              Third Quarter                          5.50     2.50
              Fourth Quarter                         3.50      .50

         Fiscal 2006
              First Quarter                          1.00       .50
              Second Quarter                         1.01       .31
              Third Quarter                           .50       .15
              Fourth Quarter                          .16       .03

         As of December 12, 2006 the last sales price for the Company's Common Stock was $.03 per share.

     Holders. The Company had approximately 350 owners of record and, it believes, in excess of 9,000 beneficial owners of the Company Common Stock as of December 12, 2006.

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

     Issuances of securities without registration during the fourth quarter of Fiscal 2006. During the quarter ended September 30, 2006 the Company issued 2,680,000 shares of common stock to holders of long-term convertible debt upon the conversion of their notes. The Company also issued 1,387,355 shares of common stock to holders of Series E Redeemable Convertible Preferred Stock upon the conversion of their preferred stock. The exemption for registration of these securities is based upon Section 4(2) of the Securities Act because the issuances were made to accredited investors in private placements.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing elsewhere in this report.

Results of Operations


Revenues

     Sales for the fiscal year ended September 30, 2006 ("Fiscal 2006") increased $415,863, or approximately 9%, to $4,924,777 from $4,508,914 for the fiscal year ended September 30, 2005 ("Fiscal 2005"). The results for Fiscal 2006 primarily reflect an increase in the volume of sales for its OralScreen(R) and Foam products of $435,000, offset in part by a decrease of $19,000 in revenue from contraband detection services.




Operating Expenses

     Costs of sales remained at the same level of approximately 71% of sales for Fiscal 2006 and Fiscal 2005.

     Sales, general and administrative expenses for Fiscal 2006 decreased $373,471, or approximately 9%, to $3,955,860 from $4,329,331 for Fiscal 2005.
The decrease for Fiscal 2006 primarily relates to the reduction of approximately $89,000 of recruiting and travel expenses for sales personnel, $133,000 in rent expense from the reduction in leased space at its facilities in Massachusetts and Texas, $106,000 in legal expense, $141,000 in public and investor relations consulting expense and $18,000 in exchange fees; offset in part by an increase of approximately $114,000 in numerous other administrative expenses. In order to achieve revenue growth, the Company will incur increased expenses to hire additional direct sales staff and expand marketing programs beyond Fiscal 2006.

     Research and development expenses for Fiscal 2006 were $493,943 compared to $724,254 for Fiscal 2005. The decrease of approximately $230,000 resulted primarily from reduced salary and fringe benefit expenses of $71,000, consulting expense of $89,000, and material and various development related expenses of $70,000. Although research and development expenses were lower for Fiscal 2006, the Company must continue developing and enhancing its ORALscreen products and therefore, will most likely incur increased expenses for research and development beyond Fiscal 2006.

     As of October 1, 2005, the Company's goodwill was $138,120 which was associated with the acquisition of BJR in 2001. In Fiscal, 2006, an adjustment to the $138,120 of goodwill associated with the BJR acquisition was deemed necessary. Based on the limited operating results of the business and the preliminary estimates of its fair value, the Company recorded an impairments of goodwill of $138,120 in Fiscal 2006 and $100,000 in Fiscal 2005.


Other Income and Expense

     Other income for Fiscal 2006 was $876,939 as compared to other income of $1,628,152 for the fiscal year ended September 30, 2005. The change for Fiscal 2006 resulted primarily from the changes in the fair market value of embedded derivative securities and warrants.

     Interest expense and financing costs were $1,532,711 for Fiscal 2006 compared to $223,864 incurred during Fiscal 2005. The increase for Fiscal 2006 primarily resulted from interest expense on higher borrowings of approximately $255,000, non-cash interest expense of $605,000 representing the incremental fair value of warrants issued as replacement for outstanding warrants held by debt holders and higher amortization of deferred financing costs and debt discount of approximately $449,000 associated with outstanding debt obligations executed by the Company in Fiscal 2005 and Fiscal 2006.

Discontinued Operation

On December 16, 2003, the Company consummated the sale of the business and net assets, excluding cash, of its USDTL subsidiary. For Fiscal 2006, other income amounted to $120,000 compared to no activity for the corresponding period of the prior year. The income for Fiscal 2006 resulted from the settlement described in
Note 3 of the Consolidated Financial Statements.

Net Loss

         Primarily as a result of the factors described above, the Company had a net loss of $3,703,165 or $.80 per basic and diluted share for Fiscal 2006, compared to a net loss of $2,433,157 or $1.53 per basic and diluted share for Fiscal 2005.

Financial Condition and Liquidity

     At September 30, 2006, the Company had a working capital deficit of $3,041,934 and cash and cash equivalents of $280,543. Cash flows from financing activities provided the primary source of funding during the year ended September 30, 2006 and the Company will continue to rely on this type of funding until profitability is reached. The following is a summary of cash flows for the year ended September 30, 2006:


                                                          September 30,
         Sources (use) of cash flows                            2006
         ---------------------------                      ------------------
         Operating activities                             $(2,674,594)
         Investing activities                                (140,479)
         Financing activities                               2,695,253
                                                          -------------
         Net decrease in cash and equivalents             $  (119,820)
                                                          =============

          Operating Activities. The net loss of $3,703,165 (composed of expenses totaling $9,624,881 less sales and other income of $5,921,716) was the major use of cash by operations. When the net loss is adjusted for non-cash expenses such as depreciation and amortization, amortization of debt discounts, deferred financing costs, goodwill impairment, interest expense for warrant replacement and income from the changes in the fair market value of derivative securities and warrants, the cash needed to finance the net loss was $3,107,367. Working capital changes lowered operating cash requirements as a result of a reduction in inventory levels of $103,118 mainly due to changes in the production process of the ORALscreen products, a decrease in prepaid expenses and other current assets of $60,824 and an increase in accounts payable and accrued expenses of $272,750 primarily from the deferral of interest payments on long-term convertible debt. In addition, operating cash was needed to finance an increase in accounts receivable of $23,385 and there was a decrease in deferred revenue that became actual revenue in Fiscal 2006 of $11,850.



          Investing and Financing Activities. Cash of $140,479 was used for additions to property, plant and equipment. To fulfill the major financing requirements of the business, the Company generated $293,842 from short term debt and capital lease obligations and $2,971,240 through the issuance of long-term convertible notes and sales of preferred stock, common stock and warrants (as described below); of which $186,150 was used to repay various short-term notes payable, $150,000 to redeem the remaining shares of Series A redeemable convertible preferred stock and $18,295 was used to pay preferred stock dividends.

     During Fiscal 2006, the Company's cash requirements are expected to include primarily the funding of operating losses, the payment of outstanding accounts payable, the repayment of certain notes payable, the funding of operating capital to grow the Company's drugs of abuse testing products and services, and the continued funding for the development of its ORALscreen product line.

     In September 2005, October 2005, February 2006, April 2006, May 2006, July 2006 and September 2006 the Company executed notes payable with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC in the total principal amount of $4,270,000 which are payable at maturity in September 2008, October 2008, February 2009, April 2009, May 2009, July 2009 and September 2009, respectively. Interest on these notes is at 8% per annum and is payable quarterly in cash or the Company's common stock at the option of the Company. The Company originally issued warrants to purchase 100,000 shares of common stock at $12.50 per share for five years in connection with the notes executed from September 2005 to April 2006. In conjunction with the notes executed in May 2006, the outstanding warrants were cancelled and replaced with warrants to purchase 3,000,000 shares of common stock at $1.25 per share for seven years. For the notes executed in July and September 2006, the Company issued warrants to purchase a total of 3,000,000 shares of common stock at $.15 to $.22 per share for seven years. The entire principal plus any accrued and unpaid interest associated with these notes is convertible, at the holder's option, into the Company's common stock at a conversion price of 65% of the average of the three lowest intraday trading prices of the common stock for the twenty trading days preceding the date that the holders elect to convert. A discount to debt totaling $1,520,051 ($1,210,445 for the fair value of the conversion feature of these notes and $309,606 for the fair value of the warrants issued in connection with these notes) was recorded during Fiscal 2005 and 2006 and is being amortized over the term of the notes. The unamortized discount was $1,191,073 as of September 30, 2006. Non-cash interest expense of $605,000 representing the incremental fair value of the warrants issued as replacement for the outstanding warrants in May 2006 was recorded in fiscal 2006. Fees of approximately $700,000 incurred in connection with securing these loans were recorded as a deferred financing charge. The collateral pledged by the Company to secure these notes includes all assets of the Company. A liability of approximately $2,125,000 was recorded for the fair value of the warrants issued in connection with the $4,270,000 of notes and the conversion feature, which was reduced to its market value of approximately $1,539,000 at September 30, 2006. As of September 30, 2006, notes totaling $140,066 were converted into 2,895,000 shares of common stock.

     During December 2006, the Company executed additional notes payable with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC in the total principal amount of $520,000. Interest on these notes is at 8% per annum and is payable quarterly in cash or the Company's common stock, at the option of the Company. The Company issued warrants to purchase 1,500,000 shares of common stock at $.15 per share for seven years in connection with these notes. In addition, the entire principal plus any accrued and unpaid interest associated with these notes is convertible, at the holder's option, into the Company's common stock at a conversion price of 65% of the average of the three lowest intraday trading prices of the common stock for the twenty trading days preceding the date that the holders elect to convert.

     In April and June 2005, the Company raised net proceeds of approximately $1,335,000 from the sale of 1,500,000 shares of Series E Redeemable Convertible Preferred Stock with a face value of $1,500,000 and warrants to purchase 3,000 shares of the Company's common stock. The 1,500,000 shares of Series E Preferred Stock are convertible into common stock at the lesser of $4.00 per share or 80% of the average of the three lowest closing bid prices for the ten trading days immediately prior to the notice of conversion, subject to adjustments and limitations, and the warrants are exercisable at $4.20 per share for a period of three years. A liability of approximately $1,087,000 was recorded for the original fair value of the warrants and the conversion feature, which was reduced to its market value of approximately $147,000 at September 30, 2006. As of September 30, 2006, 812,139 shares of this preferred stock had been converted into 1,946,248 shares of common stock and 687,861 shares remained. Upon the occurrence of specific events, the holders of the Series E Redeemable Convertible Preferred Stock are entitled to redeem these shares under certain provisions of the agreement covering the purchase of the preferred stock.

     From April to August 2005, the Company executed convertible notes with an individual in the total principal amount of $650,000 with interest at 10%. These notes have a maturity date of six months and were due in variable monthly installments plus accrued interest from October 1, 2005 to June 30, 2006. The Company issued warrants to purchase 650,000 shares of common stock at $1.65 to $4.95 per share for three (3) years in connection with these notes. In addition, the entire principal plus accrued interest associated with these notes is convertible into the Company's common stock at a conversion price of the lesser of the closing price of the common stock on the date of the loan or 85% of the average closing price of the common stock for the five (5) trading days preceding the notice of conversion. In no event shall the conversion price be lower than 50% of the closing price of the common stock on the date of the loan. Under the terms of the notes, the entire unpaid principal balance and accrued interest shall become due and payable upon the occurrence of any default by the Company in the payment of interest and principal on the due date thereof and any such default that remains unremedied for twenty business day following written notice to the Company by the holder. No written notice of default from the holders of these notes has been received by the Company. A discount to debt totaling $172,930 ($156,800 for the value of the conversion feature of these notes and $16,130 for the value of the warrants issued in connection with these notes) was recorded during Fiscal 2005 and was fully amortized over the term of the notes. A liability of approximately $173,000 was recorded for the fair value of the warrants issued in connection with the $650,000 of notes and the conversion feature, which was reduced to its market value of $52 at September 30, 2006.

     In December 2004, the Company sold 1,285 shares of Series A Redeemable Convertible Preferred Stock and warrants to purchase 12,000 shares of common stock for which it received net proceeds of approximately $1,160,000. The Series A Redeemable Convertible Preferred Stock, with a face value of $1,285,000, was convertible into common stock at the lesser of $6.00 per share or 85% of the average of the three lowest closing bid prices, as reported by Bloomberg, for the ten trading days immediately prior to the notice of conversion subject to adjustments and floor prices. The warrants are exercisable at $6.30 per share. A liability of approximately $1,058,260 was recorded for the original fair value of the warrants and the conversion feature, which was reduced to its market value of $300 at September 30, 2006. As of September 30, 2006, 1,135 shares of this preferred stock had been converted into 452,156 shares of common stock and the remaining 150 shares of Series A redeemable convertible preferred stock, with a face value of $150,000, were redeemed by the Company in October 2005 for $155,417 which included accrued dividends of $5,417.

     As security for full and faithful performance of all provisions of the lease renewal for the facility at Canton, MA in Fiscal 2005, the Company furnished the landlord an irrevocable letter of credit in the amount of $150,000. The letter of credit was obtained from a bank that requires the Company to maintain $150,000 on deposit with the bank as full collateral for the letter of credit.

     The cash available at September 30, 2006, the proceeds received in December from the financing described above and the anticipated customer receipts are expected to be sufficient to fund the operations of the Company through February 2007. Beyond that time, the Company will require significant additional financing from outside sources to fund its operations. The Company plans to continue working with placement agents and/or investment fund managers in order to raise additional capital during Fiscal 2007 from the sales of equity and/or debt securities. The Company plans to use the proceeds from these financings to provide working capital and capital equipment funding to operate the Company, to expand the Company's business, to further develop and enhance the ORALscreen drug screening systems and to pursue the development of in-vitro oral fluid diagnostic testing products. However, there can be no assurance that these financings will be achieved.

       Required payments for debt and minimum rentals as of September 30, 2006 are as follows:

Fiscal                     Operating     Short-                Long-
Year                        Leases    Term Debt(1)          Term Debt(2)          Total
--------------------------------------------------------------------------------------------
2007                       $315,236      $836,357           $        -         $1,151,593
2008                        333,361             -              859,929          1,193,290
2009                        351,486             -            3,270,000          3,621,486
2010                        274,455             -                    -            274,455
--------------------------------------------------------------------------------------------

Total minimum payments   $1,274,538      $836,357           $4,129,929         $6,240,824


(1) Does not include interest which ranges from 7-12% per annum (See Note 8 to Consolidated Financial Statements).


(2) Does not include interest of 8% per annum, payable quarterly (See Note 9 to Consolidated Financial Statements).

     Management continues to expect that operating revenues will grow during Fiscal 2007 and beyond as employment continues to rise in the United States as employers expand their use of random drug testing, and the Company is able to convert employers to using ORALscreen, Avitar's oral fluid drug testing products. In order to achieve the revenue growth, the Company has begun to significantly increase its direct sales force and implement an expanded, targeted marketing program. ORALscreen, as an instant on-site diagnostic test, is part of the fastest growing segment of the diagnostic test market. Inventories are currently at appropriate levels for anticipated sales volumes and the Company, with its production capacity, expects to be able to maintain inventories at optimal levels. Based on current sales, expense and cash flow projections, the Company believes that the current level of cash and cash equivalents on hand and, most importantly, a portion of the anticipated net proceeds from the future financings mentioned above would be sufficient to fund operations until the Company achieves profitability. There can be no assurance that the Company will consummate the above-mentioned future financings, or that any or all of the net proceeds sought thereby will be obtained. Furthermore, there can be no assurance that the Company will have sufficient resources to achieve the anticipated growth. Once the Company achieves profitability, the longer-term cash requirements of the Company to fund operating activities, purchase capital equipment, expand the existing business and develop new products are expected to be met by the anticipated cash flow from operations and proceeds from the financings described above. However, because there can be no assurances that sales will materialize as forecasted, management will continue to closely monitor and attempt to control costs at the Company and will continue to actively seek the needed additional capital.

     As a result of the Company's recurring losses from operations and working capital deficit, the report of its independent registered public accounting firm relating to the financial statements for Fiscal 2006 contains an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern. Such report states that the ultimate outcome of this matter could not be determined as of the date of such report (December 11, 2006). The Company's plans to address the situation are presented above. However, there are no assurances that these endeavors will be successful or sufficient.

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

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs" ("SFAS 151"), an amendment of Accounting Research Bulletin ("ARB") No. 43, Chapter 4, "Inventory Pricing". SFAS 151 amends previous guidance regarding treatment of abnormal amounts of idle facility expense, freight, handling costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of the production be based on normal capacity of the production facilities. This pronouncement was effective for the Company beginning October 1, 2005. The adoption of SFAS 151 by the Company did not have a material impact on its consolidated results of operations or financial condition.

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces APB Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements" An Amendment of APB Opinion No. 28. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by Avitar in the first quarter of fiscal 2007. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition but does not expect it will have a material impact.

     In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109". FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". FIN 48 prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its consolidated financial statements but does not expect that it will have a material impact.

     In February 2006, the FASB issued SFAS 155, "Accounting for Certain Hybrid Financial Instruments" which amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006 and is therefore required to be adopted by the Company in the first quarter of fiscal quarter of fiscal 2007. The Company is currently evaluating the effect that the adoption of SFAS 155 will have on its consolidated financial statements but does not expect that it will have a material impact.

     In March 2006, the FASB issued EITF 06-03, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)"that clarifies how a company discloses its recording of taxes collected that are imposed on revenue-producing activities. EITF 06-03 is effective for the first interim reporting period beginning after December 15, 2006, and thus the Company is required to adopt this standard as of January 1, 2007, in the second quarter of its fiscal year 2007. The Company is evaluating the impact, if any, that EITF 06-03 may have on its consolidated financial statements.

     In September 2006, the SEC issued SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" to provide guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Under SAB No.108, companies should evaluate a misstatement based on its impact on the current year income statement, as well as the cumulative effect of correcting such misstatements that existed in prior years existing in the current year's ending balance sheet. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company does not expect SAB No. 108 to have an effect on its consolidated financial statements.

Critical Accounting Policies

     The Company's significant accounting policies are listed in Note 2 to the consolidated financial statements for the year ended September 30, 2006. However, certain of its accounting policies require the application of significant judgment by its management, and such judgments are reflected in the amounts reported in the consolidated financial statements. The Company considers its accounting policies with respect to revenue recognition, use of estimates, long-lived assets and goodwill as the most critical to its results of operations and financial condition.

         Revenue Recognition

     The Company recognizes revenue from product sales upon shipment and delivery with delivery being made F.O.B. to the carrier. Revenues from the sales of services are recognized in the period the services are provided. These revenues are recognized provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable and collection is reasonably assured. If uncertainties regarding customer acceptance exist, the Company recognizes revenue when those uncertainties are resolved. Amounts collected or billed prior to satisfying the above revenue recognition criteria are recorded as deferred revenue.

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

         Long-Lived Assets and Goodwill

     The Company evaluates its long-lived assets under the provisions of Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 establishes accounting standards for the impairment of long-lived assets and certain identifiable intangibles to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of.

     The Company evaluates Goodwill in accordance with the provisions of Statement of Accounting Standards No. 142, "Goodwill and Other Intangible Assets", ("SFAS No. 142"). SFAS No. 142 requires among other things, that companies no longer amortize goodwill but test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with guidelines in SFAS 142. SFAS 142 is required to be applied to all goodwill and other intangible assets regardless of when those assets were initially recognized.

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

     As of September 30, 2006, the Company had a net carrying amount of goodwill of $0 (see Note 6 in the Notes to the Consolidated Financial Statements) after recording impairment charges in Fiscal 2005 and Fiscal 2006.

         Valuation of Derivative Securities

     The Company accounts for the value of warrants issued and conversion and put features granted to investors as part of the private placement of securities or debt in accordance with the provisions of SFAS No. 133 and EITF Issue No. 00-19. When required, the amount of the liability is calculated on the date of sale or issuance of the securities or debt based on a valuation utilizing a market value approach. This approach determines the fair value of the securities sold by the Company by using one or more methods that compare these securities to similar securities that have been sold. The liability is marked-to-market adjusted to fair value at the end of each quarter and the change recorded to other income (expense).


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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures

     Our management, including our chief executive officer and chief financial officer, have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2006, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based upon that evaluation, our chief executive officer and chief financial officer have concluded that as of such date, our disclosure controls and procedures in place are adequate and effective to ensure material information and other information requiring disclosure is identified and communicated on a timely basis.

     (b) Changes in Internal Control Over Financial Reporting

     There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fourth quarter of the period covered by this Annual Report on Form 10-KSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.



                                    Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The directors and executive officers of the Company and their respective ages and positions with the Company, as of September 30, 2006, along with certain biographical information (based solely on information supplied by them), are as follows:


Name                                Age                       Title

Peter P. Phildius                   76      Chairman of the Board and Chief
                                              Executive Officer/Director
Douglas W. Scott                    60      President and Chief Operating
                                              Officer/Director
Jay C. Leatherman Jr.               62      Vice President, Chief Financial
                                              Officer and Secretary
Richard Anderson                    55      Vice President of Research and
                                              Development
Peter Cholakis                      51      Vice President of Marketing
James Groth (1)(2)                  69      Director
Neil R. Gordon (1)(2)               58      Director
Charles R. McCarthy (1)(2)          67      Director
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

     Based on its review of the copies of such forms received by it, the Company believes that, during Fiscal 2006, all filing requirements applicable to its officers, directors and greater than ten-percent shareholders were met.

Code of Ethics

     Avitar has historically operated under informal ethical guidelines, under which the Company's principal executive, financial and accounting officers, are held accountable. In accordance with these guidelines, the Company has always promoted honest, ethical and lawful conduct throughout the organization. The Company adopted a written code of ethics as of June 2004.

ITEM 10. EXECUTIVE COMPENSATION

     Summary Compensation Table. The following table sets forth compensation earned by or paid to the Chief Executive Officer, Chief Operating Officer and other executive officers for Fiscal 2006 and, to the extent required by applicable Commission rules, the preceding two fiscal years.

                                            Annual Compensation            Long-Term
Name/Position                       Year          Salary(1)     Bonus        Compensation Options
-------------                       ----          ---------     -----        ---------------------
Peter P. Phildius                  2006        $200,000            $0                 0
(Chairman of the Board/            2005        $200,000            $0             9,072(2)
Chief Executive Officer)           2004        $200,000            $0                 0
Douglas W. Scott                   2006        $180,000            $0                 0
(President/                        2005        $180,000            $0             4,752(2)
Chief Operating Officer)           2004        $180,000            $0                 0
Jay C. Leatherman, Jr.             2006        $140,000            $0                 0
(Chief Financial Officer)          2005        $140,000            $0             3,150(2)
                                   2004        $140,000            $0                 0
Richard Anderson(7)                2006        $140,000            $0                 0
(Vice President of Research        2005        $140,000            $0                 0
  & Development)                   2004(3)    $       -            $0             8,000(4)
Peter Cholakis                     2006        $149,995            $0                 0
(Vice President of                 2005        $143,747            $0                 0
  Marketing)                       2004(3)    $       -            $0             8,000(5)
David Greaves (6)                  2006(3)    $       -            $0                 0
(Vice President of Sales)          2005        $184,130            $0                 0
                                   2004(3)    $       -            $0             8,000(4)


(1) Does not include amounts reimbursed for business-related expenses incurred by the executive officers on behalf of the Company.

(2) Reflects additional stock options granted to executive officers by the Company's Board of Directors in October 2004.

(3)  Compensation was less than $100,000.

(4) Reflects stock options granted to executive officers by the Company's Board of Directors in June 2004.

(5) Reflects stock options granted to executive officers by the Company's Board of Directors in February 2004.

(6)  Resigned in November 2005.

(7)  Resigned in October 2006.

     Stock Option Grants in Last Fiscal Year. No stock options were granted to executive officers during Fiscal 2006.

     Option Exercises in Last Fiscal Year and Year-Ended Option Values. No stock options were exercised by the executive officers in Fiscal 2006.

As of September 30, 2006, the executive officers held options as follows, none of which are in the money:

                                            Options                 Value of Options
                                   Total Options  Exercisable  Exercisable  Not Exercisable

      Peter Phildius                   47,632        27,270      $     0       $      0
      Douglas Scott                    27,712        17,066            0              0
       Jay Leatherman                  16,175         8,425            0              0
       Richard Anderson                 8,000         3,200            0              0
       Peter Cholakis                   8,000         4,800            0              0


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

     Director Compensation. During Fiscal 2005 in accordance with a plan approved by the Company on September 25, 2001, the Company compensated its non-management directors with a $5,000 annual retainer, $1,000 for each board meeting attended and $500 for each committee meeting attended. In addition, a plan approved by the Company on August 3, 2004 provides for each non-management director to be granted options covering 100,000 shares of the Company's common stock upon initial election to the Board and 75,000 shares of the Company's common stock per year for each year in which he/she was selected to serve as a director.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the number of shares of the Common Stock beneficially owned as of December 12, 2006 by (i) each person believed by Avitar to be the beneficial owner of more than 5% of the Common Stock; (ii) each director; (iii) the Chief Executive Officer and its four most highly compensated executive officers (other than the Chief Executive Officer) who earn over $100,000 a year; and (iv) all directors and executive officers as a group. Beneficial ownership by the stockholders has been determined in accordance with the rules promulgated under Section 13(d) of the Securities Exchange Act of 1934, as amended. All shares of the Common Stock are owned both of record and beneficially, unless otherwise indicated.

Name and Address of Beneficial Owner (1)         No. Owned               %
---------------------------------------        --------------       ----------
Peter P. Phildius (2)(3)(9)(11)                   95,284                 *
Douglas W. Scott (2)(4)(9)(12)                    66,008                 *
Phildius, Kenyon & Scott("PK&S") (2)(9)           34,652                 *
Jay C. Leatherman, Jr.(2)(5)                       9,168                 *
Richard Anderson (2)(15)                           3,200                 *
Peter Cholakis (2)(16)                             4,800                 *
James Groth (2)(6)(13)                             6,044                 *
Neil R.Gordon (2)(7)                               6,262                 *
Charles R. McCarthy (2)(8)                         7,703                 *
All directors and executive officers
  as a group (3)(4)(5)(6)(7)(8)(9)(11)
         (12)(13)(15)(16)                        163,817               1.1

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

(3) Includes 33,362 shares of the Company's Common Stock, options and warrants to purchase 27,270 shares of the Company's Common Stock. Also includes the securities of the Company beneficially owned by PK&S as described below in
     Note 9.

(4) Includes 14,310 shares of the Company's Common Stock and options to purchase 17,046 shares of the Company's Common Stock. Also includes the securities of the Company beneficially owned by PK&S as described below in
     Note 9.

(5) Includes 113 shares of the Company's Common Stock, and options to purchase 9,055 shares of the Company's Common Stock.

(6) Includes 1,494 shares of the Company's Common Stock and options to purchase 4,550 shares of the Company's Common Stock.

(7) Includes 1,812 shares of the Company's Common Stock and options to purchase 4,450 shares of the Company's Common Stock.

(8) Includes 3,453 shares of the Company's Common Stock and options to purchase 4,250 shares of the Common Stock.

(9) Represents ownership of 34,652 shares of the Company's Common Stock. PK&S is a partnership of which Mr. Phildius and Mr. Scott are general partners.

(10) Omitted

(11) Does not include 672 shares of the Common Stock owned by Mr. Phildius' wife, all of which he disclaims beneficial ownership.

(12) Does not include 300 shares of the Common Stock owned by Mr. Scott's children, all of which he disclaims beneficial ownership.

(13) Does not include 219 shares of the Company's Common Stock owned by a trust established for Mr. Groth's children, all of which he disclaims beneficial ownership

(14) Omitted

(15) Includes options to purchase 3,200 shares of the Company's Common Stock.

(16) Includes options to purchase 4,800 shares of the Company's Common Stock.

     Securities authorized for issuance under equity compensation plans.

                      Equity Compensation Plan Information
                            As of September 30, 2006

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

                       Plan category                     (a)                       (b)                    (c)
                 Equity compensation plans
                 approved by security
                 holders                                18,277                  $21.77                  731,723
                 Equity compensation plans
                 not approved by security
                 holders                               168,802                  $18.63                  131,198
                           Total                       179,079                  $19.78                  862,921

     See information concerning compensation plans not approved by shareholders in Consolidated Financial Statements, Note 13, Stockholders' Equity, Common Stock Purchase Warrants and Stock Options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     PK&S, a less than 1 % beneficial owner of the Company, provided consulting services to the Company from September 1989 to May 1995. On May 28, 1992, the Company entered into a written consulting agreement with PK&S, which reflected the provisions of a previous oral agreement approved by the Company's Board of Directors in October 1990. Pursuant to its arrangement with the Company, PK&S provided the services of each of Messrs. Phildius and Scott to the Company.

     On May 19, 1995, the Company's Consulting Agreement ended and was replaced by the Employment Agreements with Messrs. Phildius and Scott (See "Employment Agreements"). As requested by Messrs. Phildius and Scott and approved by the Company's Board of Directors, the salary and benefits provided under the Employment Agreements will be paid directly to PK&S. Under the terms of the current employment agreements with Peter Phildius and Douglas Scott described above, the Company pays their salaries and related expenses directly to PK&S. The aggregate of salaries, fringe benefits and reimbursement of expenses paid to PK&S by the Company on behalf of Messrs. Phildius and Scott for fiscal years 2006 and 2005 totaled $408,628 and $414,709 respectively.


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


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     During Fiscal 2006 and Fiscal 2005, the Company retained its principal auditor, BDO Seidman, LLP to provide services in the following categories and amounts:

                                                                                    2006                2005
                                                                               ---------------------------------
      Audit Fees (services in connection with the audit of the Company's financial statements, review of the Company's quarterly reports on
        Form 10-QSB and statutory or regulatory filings or engagements)          $ 154,000           $ 138,445

      Audit Related Fees (assurance and related services)                        $       -           $       -

      Tax Fees (services in connection with the
         Preparation of the Company's tax returns)                               $  14,700           $   14,500

      All Other Fees                                                             $       -           $        -

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

Dated:            December 29, 2006
                                                AVITAR, INC.
                                                (Registrant)

                                            By: /s/   Peter P. Phildius
                                                ----------------------------
                                                Peter P. Phildius
                                                Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                                                Title                                Date


/s/     Peter P. Phildius                 Chairman of the Board and               December 29, 2006
------------------------------------       Chief Executive Officer
Peter P. Phildius                       (Principal Executive Officer);
                                                 and Director

/s/     Douglas W. Scott                President and Chief Operating             December 29, 2006
------------------------------------         Officer and Director
Douglas W. Scott
/s/     J.C. Leatherman, Jr.             Chief Financial Officer and              December 29, 2006
------------------------------------    Secretary (Principal Financial
J.C. Leatherman, Jr.                       and Accounting Officer)

/s/     Neil R .Gordon
------------------------------------               Director                       December 29, 2006
Neil R. Gordon

/s/     James Groth
------------------------------------
 James Groth                                       Director                       December 29, 2006




/s/    Charles R. McCarthy                          Director                      December 29, 2006
---------------------------
 Charles R. McCarthy

                                Avitar, Inc. and
                                  Subsidiaries










                        Consolidated Financial Statements
                     Years Ended September 30, 2006 and 2005

                          Avitar, Inc. and Subsidiaries

                                                                     Contents




Report of independent registered public accounting firm                     F-2

Consolidated financial statements:

   Balance sheet                                                     F-3 to F-4

   Statements of operations                                                 F-5

   Statements of stockholders' deficit                                      F-6

   Statements of cash flows                                          F-7 to F-9

   Notes to consolidated financial statements                      F-10 to F-43

Report of Independent Registered Public Accounting Firm


To the Board of Directors and Stockholders
Avitar, Inc.

We have audited the accompanying consolidated balance sheet of Avitar, Inc. and subsidiaries as of September 30, 2006, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the two years in the period ended September 30, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avitar, Inc. and subsidiaries as of September 30, 2006, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has working capital and stockholder deficits as of September 30, 2006. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ BDO Seidman, LLP

Boston, Massachusetts
December 11, 2006

                          Avitar, Inc. and Subsidiaries


                           Consolidated Balance Sheet



September 30,                                                                                   2006
-------------------------------------------------------------------------------------------------------

ssets

Current:
   Cash and cash equivalents                                                                $  280,543
   Accounts receivable, less allowance for doubtful
     accounts of $12,000 (Note 15)
                                                                                               601,516
Inventories (Note 4)                                                                           271,798
Prepaid expenses and other current assets (including related party receivables of $5,300)      142,566
                                                                                            ----------

     Total current assets                                                                    1,296,423

Property and equipment, net (Note 5)                                                           324,249

Other assets, net (Note 7)                                                                     725,574
                                                                                            ----------

                                                                                            $2,346,246
                                                                                            ==========

See accompanying notes to consolidated financial statements.

                          Avitar, Inc. and Subsidiaries


                           Consolidated Balance Sheet

September 30,                                                                                      2006
-----------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Deficit

Current liabilities:
   Notes payable (Note 8)                                                                    $    186,357
   Convertible notes payable (Note 8)                                                             650,000
   Accounts payable (including $87,000 due to related parties) (Note 17)                          487,464
   Accrued expenses                                                                             1,192,740
   Deferred revenue                                                                                 4,400
   Current portion of long-term capital
leases                                                                                             14,964
   Current portion of deferred lessor incentive (Note 10)                                          13,400
   Fair value of warrants (Note 13)                                                               304,060
   Fair value of embedded
derivatives                                                                                     1,484,972
                                                                                             ------------

     Total current liabilities                                                                  4,338,357

Convertible long-term notes payable (Note 9)                                                    2,938,856

Deferred lessor incentive, less current portion (Note 10)                                          36,850


     Total liabilities                                                                          7,314,063

 Redeemable convertible preferred stock and convertible
   preferred stock (Note 11)
                                                                                                3,215,744

 Commitments (Notes 12 and 13)

  Stockholders' deficit (Note 13):
   Series B convertible preferred stock, $.01 par value; authorized 5,000,000 shares;
     5,689 shares issued and outstanding, with aggregate preference in liquidation of
     $9,262                                                                                            58
   Common stock, $.01 par value; authorized 100,000,000 shares; 8,505,036 shares
     issued and outstanding                                                                        85,051
   Additional paid-in capital                                                                  49,340,197
   Accumulated deficit                                                                        (57,608,867)
                                                                                             ------------

     Total stockholders' deficit                                                               (8,183,561)
                                                                                             ------------
                                                                                             $  2,346,246
                                                                                             ============

See accompanying notes to consolidated financial statements

                          Avitar, Inc. and Subsidiaries


                      Consolidated Statements of Operations


Years ended September 30,                                                                    2006                 2005
-------------------------------------------------------------------------------------------------------------------------
Sales (Note 15)                                                                     $   4,924,777         $  4,508,914
                                                                                    --------------        -------------
Operating expenses:
   Cost of sales                                                                        3,504,247            3,182,774
   Selling, general and administrative                                                  3,955,860            4,329,331
   Research and development                                                               493,943              724,254
   Goodwill impairment (Note 6)                                                           138,120              100,000
                                                                                    --------------        -------------
     Total operating expenses                                                           8,092,170            8,336,359
                                                                                    --------------        -------------

     Loss from operations                                                              (3,167,393)          (3,827,445)
                                                                                    --------------        -------------
Other income (expense):

   Interest expense and financing costs (includes $ 0 and
     $2,398 to related parties in 2006 and 2005, respectively)
     (Notes 8 and 16)                                                                  (1,532,711)            (223,864)
   Other income, net                                                                      876,939            1,618,152
                                                                                    --------------        -------------

     Total other income (expense), net                                                   (655,772)           1,394,288
                                                                                    --------------        -------------
Loss from continuing operations                                                        (3,823,165)          (2,433,157)

                                                                                    --------------        -------------
Discontinued operation (Note 3):
     Income from disposal of discontinued operation                                       120,000                    -
                                                                                    --------------        -------------

Net loss                                                                            $  (3,703,165)        $ (2,433,157)
                                                                                    --------------        -------------
Preferred stock dividends                                                                (162,021)            (197,831)
Deemed dividends in connection with preferred stock sales                                      (-)          (2,145,260)
                                                                                    --------------        -------------
Net loss attributable to common shareholders from continuing
  operations                                                                        $  (3,985,186)        $ (4,776,248)
Income from discontinued operation                                                        120,000                    -
                                                                                    --------------        -------------
Net loss attributable to common shareholders                                        $  (3,865,186)        $ (4,776,248)
                                                                                    ==============        ===============
Basic and diluted loss per share from continuing
      operations  (Note 13)                                                         $        (.82)        $      (1.53)
                                                                                    --------------        -------------
Basic and diluted net loss per share (Note 13)                                      $        (.80)        $      (1.53)
                                                                                    ==============        ===============

See accompanying notes to consolidated financial statements

                          Avitar, Inc. and Subsidiaries
                Consolidated Statements of Stockholders' Deficit
                                    (Note 13)


                                                                          Preferred Stock              Common Stock
                                                                        ------------------         -------------------
Years ended September 30, 2006 and 2005                                  Shares        Amount         Shares       Amount
-----------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2004                                              7,189      $    73        2,462,363    $  24,624
-----------------------------------------------------------------------------------------------------------------------------
   Sale of common stock                                                        -            -            1,421           14
   Conversion of Series A convertible preferred stock into common stock   (1,500)         (15)         343,465        3,435
   Conversion of Series A redeemable convertible preferred stock
       into common stock                                                                               716,273        7,163
   Conversion of Series E redeemable convertible preferred stock
       into common stock                                                                               246,394        2,464
   Payment of preferred stock dividend, Series A preferred stock               -            -           21,758          218
   Accretion of mandatorily redeemable preferred stock
   Common stock issued to establish equity credit line                                                  21,515          215
   Net loss                                                                    -            -             -               -
-----------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2005                                              5,689      $    58        3,813,189    $  38,132
   Sale of common stock for employee stock purchase plan                       -            -            6,083           61
   Conversion of Series E redeemable convertible preferred stock
       into common stock                                                                             1,699,854       16,999
   Payment of preferred stock dividend, Series A preferred stock               -            -                -            -
   Payment of preferred stock dividend, Series E preferred stock               -            -                -            -
   Conversion of long-term convertible debt                                    -            -        2,895,000       28,950
   Conversion of Series C preferred stock                                      -            -           90,910          909
   Accretion of preferred stock dividends-                                     -                             -            -
   Net loss                                                                    -            -                -            -
-----------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2006                                              5,689      $    58        8,505,036    $  85,051

                          Avitar, Inc. and Subsidiaries
                Consolidated Statements of Stockholders' Deficit
                              (Note 13)(Continued)

                                                                               Additional                       Total
                                                                               Paid-in       Accumulated    Stockholders'
Years ended September 30, 2006 and 2005                                        Capital         Deficit         Deficit
---------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2004                                                $47,633,056     $(50,999,988)     $(3,342,235)
---------------------------------------------------------------------------------------------------------------------------
   Sale of common stock                                                            5,211                -            5,225
   Conversion of Series A convertible preferred stock into common stock           (3,420)               -                -
   Conversion of Series A redeemable convertible preferred stock
       into common stock                                                       2,528,884                -        2,536,047
   Conversion of Series E redeemable convertible preferred stock
       into common stock                                                         714,703                -          717,167
   Payment of preferred stock dividend, Series A preferred stock                  71,161          (71,379)               -
   Accretion of mandatorily redeemable preferred stock                        (2,213,723)                       (2,213,723)
   Common stock issued to establish equity credit line                           124,785                           125,000
   Net loss                                                                            -       (2,433,157)      (2,433,157)
---------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2005                                                $48,860,657     $(53,504,524)     $(4,605,677)
   Sale of common stock for employee stock purchase plan                           2,779                -            2,840
   Conversion of Series E redeemable convertible preferred stock
       into common stock                                                         316,554                -          333,553
   Payment of preferred stock dividend, Series A preferred stock                       -           (5,417)          (5,417)
   Payment of preferred stock dividend, Series E preferred stock                       -          (12,878)         (12,878)
   Conversion of long-term convertible debt                                      111,116                           140,066
   Conversion of Series C preferred stock                                         49,091                            50,000
   Accretion of preferred stock dividends-                                             -         (382,883)        (382,883)
   Net loss                                                                            -       (3,703,165)      (3,703,165)
---------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2006                                                $49,340,197     $(57,608,867)     $(8,183,561)

                          Avitar, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows


Years ended September 30,                                                                    2006                 2005
-------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net loss                                                                         $  (3,703,165)        $ (2,433,157)
   Adjustments to reconcile net loss to net cash used in
    operating activities:
     Depreciation and amortization                                                        143,718              147,376
      Amortization of debt discount and deferred financing costs                          596,369
147,827
     Amortization of deferred rent expense and deferred lessor
          incentive                                                                       (13,400)              90,225
     Goodwill impairment                                                                  138,120              100,000
     Income from changes in value of embedded derivatives and warrants                   (874,009)          (1,617,599)
     Interest expense associated with warrant issuance (Note 9)                           605,000                    -
     Changes in operating assets and liabilities:
       Accounts receivable                                                                (23,385)              57,606
       Inventories                                                                        103,118              (26,063)
       Prepaid expenses and other current assets                                           60,824              (28,910)
       Other assets                                                                        31,316             (142,698)
       Accounts payable and accrued expenses                                              272,750             (259,245)
                                                                                    --------------        -------------
       Deferred revenue                                                                   (11,850)            (176,250)

         Net cash used in operating activities                                         (2,674,594)          (4,140,888)
                                                                                    --------------        -------------

Cash flows from investing activities:
   Purchases of property and equipment                                                   (140,479)             (76,518)
                                                                                    --------------        -------------
         Net cash used in investing activities                                           (140,479)             (76,518)
                                                                                    --------------        -------------

Cash flows from financing activities:
   Repayments of notes payable, long-term debt and capital lease obligations             (293,842)            (150,018)
   Proceeds from short-term debt and capital lease obligations                            186,150              261,411
   Proceeds from the issuance of convertible short-term debt and warrants                       -              650,000
   Net proceeds from the issuance of convertible long-term debt and warrants            2,968,400              850,000
   Sales of preferred stock, common stock and warrants                                      2,840            2,497,500
   Redemption of Series A preferred stock                                                (150,000)                   -
   Payment of preferred stock dividend                                                    (18,295)                   -
                                                                                    --------------        -------------
         Net cash provided by financing activities                                      2,695,253            4,108,893
                                                                                    --------------        -------------

Net decrease in cash and cash equivalents                                                (119,820)            (108,513)

Cash and cash equivalents, beginning of year                                              400,363              508,876
                                                                                    --------------        -------------

Cash and cash equivalents, end of year                                              $     280,543         $    400,363
                                                                                    ==============        =============

                          Avitar, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows
                                   (Concluded)

-------------------------------------------------------------------------------------------------------------------------
Years ended September 30,                                                                    2006                 2005
Supplemental disclosures of cash flow information:
   Cash paid during the year for:
     Interest                                                                       $      27,270         $     47,682

Supplemental schedule of noncash investing and financing activities:


During 2006, 312,139 shares of Series E redeemable convertible preferred stock were converted into 1,699,854 shares of common stock

During 2006, 8,333 shares of Series C preferred stock were converted into 90,910 shares of common stock

During 2006, $140,066 of long-term convertible debt was converted into 2,895,000 shares of common stock

During 2005, 2,093 shares of Series A redeemable convertible preferred stock were converted into 716,273 shares of common stock.

During 2005, 1,500 shares of Series A convertible preferred stock were converted into 343,464 shares of common stock.


During 2005, 21,758 shares of common stock were issued as payment of dividends for Series A convertible and redeemable convertible preferred stock.

During 2005, 500,000 shares of Series E redeemable convertible preferred stock were converted into 246,394 shares of common stock


Years ended September 30,                                                         2006         2005
---------------------------------------------------------------------------------------------------

During 2005, 21,515 shares of common stock were issued as payment of investor and placement agent fees in connection with SEDA financing.



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

          In December 2003, Avitar consummated the sale of the business and net assets, excluding cash, of its wholly-owned subsidiary, United States Drug Testing Laboratories, Inc. ("USDTL"). The Company received $500,000 in cash upon the closing of the sale and was entitled to receive an additional $500,000 if the buyer of USDTL achieved certain revenue targets. In November 2005, the Company negotiated an agreement with the new owners of USDTL to settle all outstanding matters related to the sale of USDTL (see Note 3). The USDTL business has been treated as a discontinued operation. Due to the current financial condition at Avitar, the Company may consider selling assets and/or operations, including BJR. However, at the present time, there can be no assurances that the Company would be successful in these efforts.

          The Company's one for fifty (1 for 50) reverse split of its common stock that was authorized by the Company's shareholders at their annual meeting held on January 18, 2006 became effective on February 17, 2006. Accordingly, the numbers of common stock shares and related data presented herein reflect the results of the reverse split for current and prior reporting periods.

          The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations and has a working capital deficit of $3,041,934 and a stockholders' deficit of $8,183,561 as of September 30, 2006. During fiscal 2006, the Company raised gross proceeds of $3,270,000 from long-term convertible notes. Subsequent to September 30, 2006, the Company raised gross proceeds of $520,000 from long-term convertible notes executed in December 2006 (see Note 18). The Company is working with placement agents and investment fund mangers to obtain additional equity or debt financing. Based upon cash flow projections, the Company believes the anticipated cash flow from operations and most importantly, the expected net proceeds from future equity financings will be sufficient to finance the Company's operating needs until the operations achieve profitability. There can be no assurances that forecasted results will be achieved or that additional financing will be obtained. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.



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

     Senior management reviews accounts receivable on a monthly basis to determine if any receivables could potentially be uncollectible. The Company includes specific accounts receivable balances that are determined to be uncollectible in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on available information, the Company believes its allowance for doubtful accounts as of September 30, 2006 of $12,000 is adequate.

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


     Revenue Recognition

     The Company recognizes revenue from product sales upon shipment and delivery with delivery being made F.O.B. to the carrier. Revenue from the sales of services is recognized in the period the services are provided.
     These revenues are recognized provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable and collection is reasonably assured. If uncertainties regarding customer acceptance exist, the Company recognizes revenue when those uncertainties are resolved. Amounts collected or billed prior to satisfying the above revenue recognition criteria are recorded as deferred revenue. The Company does not offer its customers or distributors the right to return product once it has been delivered in accordance with the terms of

     Revenue Recognition (Continue)

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


     Goodwill

     Effective October 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires among other things, that companies no longer amortize goodwill, but test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with guidelines in SFAS 142. SFAS 142 is required to be applied to all goodwill and other intangible assets regardless of when those assets were initially recognized. The Company recognizes impairments of goodwill when the fair value of the acquired business is determined to be less than the carrying amount of the goodwill. If the Company determines that the goodwill has been impaired, the measurement of the impairment is equal to the excess of the carrying amount of the goodwill over the amount of the fair value of the asset. The Company reflects the impairments through a reduction in the carrying value of goodwill. Based on the limited operating results of the acquired BJR business and the estimates of its fair value, the Company recorded an impairment of goodwill for $138,120 in fiscal 2006 and $100,000 in fiscal 2005(see Note 6).

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

     Stock Options

     The Company accounts for its stock-based compensation plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". No stock-based employee compensation cost was reflected in net loss for the years ended 2006 or 2005, as all options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

     The following table illustrates, in accordance with the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

                                                                  Year Ended September 30,
                                                                  2006                     2005
                                                               ------------             -----------
               Net loss                                        $(3,703,165)             $(2,433,157)
               Add: stock based employee compensation
                 expense included in reported net loss,
                 net of tax                                              -                        -
               Deduct: total stock based employee
                 compensation expense determined
                 under the fair value based method for
                 all awards                                       (111,766)                (122,238)
               Pro forma net loss                              $(3,814,931)             $(2,555,385)
               Loss per share:
                 Basic and diluted - as reported               $      (.80)             $    (1.53)
                 Basic and diluted - pro forma                        (.79)                   (.82)


     In determining the pro forma amounts above, the Company estimated the fair value of each option granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants:

                                                  2006                 2005
                                                -------              --------
             Risk free interest rate              4.3 %              2.5-3.8%
             Expected dividend yield                -                      -
             Expected life                   10 years               10 years
             Expected volatility                   80%                    80%

     The weighted average fair value of options granted in fiscal 2006 and 2005 was $0.42 and $3.50, respectively.


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

     Advertising

     The Company expenses advertising costs as incurred. Advertising expense was approximately $0 and $3,000 in fiscal 2006 and 2005, respectively.


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


Derivatives

     The Company has issued and outstanding convertible debt and certain convertible equity instruments with embedded derivative features. The Company analyzes these financial instruments in accordance with SFAS No. 133 and EITF Issue Nos. 00-19 and 05-02 to determine if these hybrid contracts have embedded derivatives which must be bifurcated. In addition, free-standing warrants are accounted for as equity or liabilities in accordance with the provisions of EITF Issue No. 00-19. As of September 30, 2006, the Company could not be sure it had adequate authorized shares for the conversion of all outstanding instruments due to certain conversion rates which vary with the fair value of the Company's common stock and therefore all embedded derivatives and freestanding warrants are recorded at fair value, marked-to-market at each reporting period, and are carried on a separate line of the accompanying balance sheet. If there is more than one embedded derivative, their value is considered in the aggregate.


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

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs" ("SFAS 151"), an amendment of Accounting Research Bulletin ("ARB") No. 43, Chapter 4, "Inventory Pricing". SFAS 151 amends previous guidance regarding treatment of abnormal amounts of idle facility expense, freight, handling costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of the production be based on normal capacity of the production facilities. This pronouncement was effective for the Company beginning October 1, 2005. The adoption of SFAS 151 by the Company did not have a material impact on its consolidated results of operations or financial condition.

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces APB Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements" An Amendment of APB Opinion No. 28. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by Avitar in the first quarter of fiscal 2007. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition but does not expect it will have a material impact.

     In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109". FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". FIN 48 prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its consolidated financial statements but does not expect that it will have a material impact.

     In February 2006, the FASB issued SFAS 155, "Accounting for Certain Hybrid Financial Instruments" which amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006 and is therefore required to be adopted by the Company in the first quarter of fiscal quarter of fiscal 2007. The Company is currently evaluating the effect that the adoption of SFAS 155 will have on its consolidated financial statements but does not expect that it will have a material impact.

     In March 2006, the FASB issued EITF 06-03, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)"that clarifies how a company discloses its recording of taxes collected that are imposed on revenue-producing activities. EITF 06-03 is effective for the first interim reporting period beginning after December 15, 2006, and thus the Company is required to adopt this standard as of January 1, 2007, in the second quarter of its fiscal year 2007. The Company is evaluating the impact, if any, that EITF 06-03 may have on its consolidated financial statements.

     In September 2006, the SEC issued SAB No. 108, "Considering the

     Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" to provide guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Under SAB No.108, companies should evaluate a misstatement based on its impact on the current year income statement, as well as the cumulative effect of correcting such misstatements that existed in prior years existing in the current year's ending balance sheet. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company does not expect SAB No. 108 to have an effect on its consolidated financial statements.


3. Discontinued Operations

     On December 16, 2003, the Company consummated a sale of USDTL's business and net assets, excluding cash. Under the terms of that sale, the Company received $500,000 in cash upon the closing of the sale and was entitled to receive an additional $500,000 if the buyer of USDTL achieved certain revenue targets. In November 2005, the Company negotiated an agreement with the new owners of USDTL to settle all outstanding matters related to the sale of USDTL. Under the terms of this settlement, the Company received an immediate lump sum payment of $120,000 rather than waiting for the 10 to 14 years that the Company believed it would take to collect the entire
     $500,000 from uncertain future revenues of USDTL. The accompanying financial statements reflect USDTL as a discontinued operation.

     Inventories consist of the following:

4.  Inventories          September 30,              2006
                         ---------------------------------

                         Raw materials       $   179,627
                         Work-in-process          43,548
                         Finished goods           48,623
                         Total               $   271,798
                         ---------------------------------

5. Property and Equipment

     Property and equipment consists of the following:

               September 30,                                   2006
               ------------------------------------------------------

               Equipment                              $   1,423,741
               Furniture and fixtures                       270,851
               Leasehold improvements                       170,771
               Construction in progress                      33,600
               ------------------------------------------------------

                                                          1,898,963

               Less: accumulated depreciation
                 and amortization                         1,574,714
               ------------------------------------------------------

                                                      $     324,249
               ------------------------------------------------------
               Depreciation expense was $118,964 and 134,357 for fiscal 2006 and fiscal 2005, respectively.


6. Goodwill

     As of October 1, 2005, the Company's goodwill was $138,120 which was associated with the acquisition of BJR in 2001. In fiscal 2006, an impairment adjustment to eliminate the remaining goodwill associated with the BJR acquisition was deemed necessary. Based on the limited operating results of the business and the estimates of its fair value, the Company recorded impairments of goodwill for $138,120 and $100,000 in fiscal 2006 and fiscal 2005, respectively.

7. Other Assets

     Other assets consist of the following:

             September 30,                                               2006
             ------------------------------------------------------------------

             Patents                                              $   149,966
             Deposits                                                       -
             Deposit for Letter of Credit (Note 12)                   150,000
             Deferred Financing Costs                                 824,963
             ------------------------------------------------------------------
                                                                    1,124,929
             Less accumulated amortization                            399,355
             ------------------------------------------------------------------
             Other assets, net                                    $   725,574
             ------------------------------------------------------------------

     Included in the above are patent costs of $149,966 with related accumulation amortization costs of $144,195. The patents have a weighted average amortization period of 7 years. Amortization expense related to the patents was $24,974 and $13,000 for fiscal 2006 and 2005, respectively. Also included in the above are deferred financing costs of $125,000 for the Equity Credit Line established with Cornell Capital Partners, LLC in February 2005 and $699,963 for the convertible notes executed from September 2005 thru September 2006 (see Note 9 and 11). Amortization expense related to the deferred financing costs amounted to $212,304 for fiscal 2006 and $42,856 for fiscal 2005.

     Estimated amortization expense for the next three years is as follows:

                                                   Deferred
              September 30,           Patents    Financing Costs       Total
                                      -------    ---------------      --------
              2007                  $  4,707        $233,318         $238,025
              2008                     1,064         232,129          233,193
               2009                        -         104,356          104,356
              Thereafter                   -               -                -


8.     Short-Term Debt

     Short-term debt consists of the following:

            September 30,                                                                   2006
            -------------------------------------------------------------------------------------------
            Notes Payable:

            Note  payable  to  insurance  company,  interest  at 7.4%,  payable  in monthly  principal  installments  of $4,831  plus  accrued  interest
               through October 2006.                                                        $4,831

            Note  payable  to  insurance  company,  payable  in  average  quarterly
               installments of approximately $3,502 through February 2007.                   7,004

            Notes  payable to  insurance  company,  interest  at 8.00%,  payable in monthly  principal  installments  of $6,844  plus  accrued  interest
               through April 2007.                                                          49,522

            Notes payable to individual, interest at 1% per month
               that were due in installments of $25,000 per month
               from January 2006 to February 2006 and $16,667 per
               month from April 2006 to September 2006                                     125,000

            Total notes payable                                                           $186,357
            -------------------------------------------------------------------------------------------

     Under the terms of the $125,000 notes payable to individual, the entire unpaid principal balance and accrued interest shall become due and payable upon the occurrence of any default by the Company in the payment of interest and principal on the due date thereof and any such default that remains unremedied for twenty business day following written notice to the Company by the holder. No written notice of default from the holder of these notes has been received by the Company.

      Convertible notes payable to individual, interest at
        10%, that were due in variable monthly installments plus
         accrued interest from October 1, 2005 to June 2006              650,000
      --------------------------------------------------------------------------
      Total Convertible Notes Payable                                   $650,000
      ==========================================================================


     From April to August 2005, the Company executed convertible notes with an individual in the total principal amount of $650,000 with interest at 10%. Each note has a maturity date of six months from the date of the note and is payable in ten monthly installments plus accrued interest commencing on the maturity date of the note. Under the terms of the notes, the entire unpaid principal balance and accrued interest shall become due and payable upon the occurrence of any default by the Company in the payment of interest and principal on the due date thereof and any such default that remains unremedied for twenty business day following written notice to the Company by the holder. No written notice of default from the holders of these notes has been received by the Company. The Company issued warrants to purchase 650,000 shares of common stock at $1.65 to $.4.95 per share for three years in connection with these notes. In addition, the entire principal plus accrued interest associated with these notes is convertible into the Company's common stock at a conversion price of the lesser of the closing price of the common stock on the date of the loan or 85% of the average closing price of the common stock for the five trading days preceding the notice of conversion. In no event shall the conversion price be lower than 50% of the closing price of the common stock on the date of the loan. A discount to debt totaling $172,930 ($156,800 for the value of the conversion feature of these notes and $16,130 for the value of the warrants issued in connection with these notes) was recorded during fiscal year 2005 and was fully amortized over the term of the notes. A liability of approximately $173,000 was recorded for the fair value of the warrants issued in connection with the $650,000 of notes and the conversion feature, which was reduced to its market value of $52 at September 30, 2006.

9. Long-Term Debt

     Long-term debt consists of the following:

         September 30,                                                      2006
         -----------------------------------------------------------------------

         Convertible notes payable (face value of $4,129,929 less
         unamortized discount of $1,191,073) to investors, maturing from September 2008 through September 2009, outstanding principal payable  at  maturity,  interest  at 8%,  payable quarterly.
                                                                      $2,938,856
         -----------------------------------------------------------------------
         Long-term debt                                               $2,938,856
         =======================================================================

     In September 2005, October 2005, February 2006, April 2006, May 2006, July 2006 and September 2006 the Company executed notes payable with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC in the total principal amount of $4,270,000 which are payable at maturity in September 2008, October 2008, February 2009 April 2009, May 2009, July 2009 and September 2009, respectively. Interest on these notes is at 8% per annum and is payable quarterly in cash or the Company's common stock at the option of the Company. The Company originally issued warrants to purchase 100,000 shares of common stock at $12.50 per share for five years in connection with the notes executed from September 2005 to April 2006. In conjunction with the notes executed in May 2006, the outstanding warrants were cancelled and replaced with warrants to purchase 3,000,000 shares of common stock at $1.25 per share for seven years. For the notes executed in July and September 2006, the Company issued warrants to purchase a total of 3,000,000 shares of common stock at $.15 to $.22 per share for seven years. Non-cash interest expense of $605,000 representing the fair value of the warrants issued as replacement for the outstanding warrants in May 2006 was recorded in fiscal 2006. Fees of approximately $700,000 incurred in connection with securing these loans were recorded as a deferred financing charge. In addition, the entire principal plus any accrued and unpaid interest associated with these notes is convertible, at the holder's option, into the Company's common stock at a conversion price of 65% of the average of the three lowest intraday trading prices of the common stock for the twenty trading days preceding the date that the holders elect to convert. A discount to debt totaling $1,520,051 ($1,210,445 for the fair value of the conversion feature of these notes and $309,606 for the incremental fair value of the warrants issued in connection with these notes) was recorded during fiscal

     2005 and  2006 and is being  amortized  over the  terms of the  notes.  The unamortized discount was $1,191,073 as of September 30, 2006. The collateral pledged by the Company to secure these notes includes all assets of the Company. A liability of approximately $2,125,000 was recorded for the fair value of the warrants issued in connection with the $4,270,000 of notes and the conversion feature, which was reduced to its market value of approximately $1,539,000 at September 30, 2006. As of September 30, 2006, notes totaling $140,066 were converted into 2,895,000 shares of common stock.


10. Deferred Lessor Incentive

     As an incentive to renew the lease of its facility in Canton, MA for a period of five years (see Note 12), the Lessor provided the Company with leasehold improvements of approximately $67,000. Accordingly, the Company recorded a deferred lessor incentive and is amortizing it as a reduction to rent expense over the term of the lease. In 2006, $13,400 of the deferred incentive was amortized. As of September 30, 2006, the remaining balance was $50,250, of which $13,400 was classified as current.


11. Redeemable Convertible Preferred Stock and Convertible Preferred Stock

     As of September 30, 2006, the Company had the following redeemable convertible and convertible preferred stock outstanding:

11. Redeemable Convertible Preferred Stock and Convertible Preferred Stock (continued)

                                                Less Costs
                                                  and
                                                Proceeds
                                                Allocated
                                                to Warrants    Accretion
                             Number                and             To         Accretion
                             of          Face    Conversion    Redemption         of         Carrying
          Instrument         Shares     Value     Features        Value       Dividends      Value
          ---------------------------------------------------------------------------------------------
          Series E
          Redeemable
          Convertible
          Preferred
          Stock             687,861    $687,861    $498,694     $498,694       $  48,536     $  736,397


          Series C
          Convertible
          Preferred
          Stock              28,608     145,000           -            -               -        145,000

          6%
          Convertible
          Preferred
          Stock               2,000   2,000,000           -            -         334,347      2,334,347
          ----------------------------------------------------------------------------------------------
          Total                                                               $  38          $3,215,744
          ----------------------------------------------------------------------------------------------

     The Series C and 6% Convertible preferred stock is carried on the balance sheet outside permanent equity as the Company cannot be sure it has adequate authorized shares for their conversion as of September 30, 2006.
     Upon the occurrence of specific events, the holders of the Series E Redeemable Convertible Preferred Stock are entitled to redeem these shares under certain provisions of the agreement covering the purchase of the preferred stock. Accordingly, these securities were not classified as permanent equity.

     In April and June 2005, the Company raised net proceeds of approximately $1,335,000 from the sale of 1,500,000 shares of Series E Redeemable Convertible Preferred Stock with a face value of $1,500,000 and warrants to purchase 3,000 shares of the Company's common stock. The 1,500,000 shares of Series E Preferred Stock are convertible into Common Stock at the lesser of $4.00 per share or 80% of the average of the three lowest closing bid prices for the ten trading days immediately prior to the notice of conversion, subject to adjustments and limitations, and the warrants are exercisable at $4.20 per share for a period of three years. The warrants and the conversion feature resulted in a deemed dividend of $1,087,000 being recorded and included in the earnings per share calculation for the year ended September 30, 2005. A liability of approximately $1,087,000 was recorded for the original fair value of the warrants and the conversion feature, which was reduced to its market value of approximately $147,000 at September 30, 2006. As of September 30, 2006, 812,139 shares of this preferred stock had been converted into 1,946,248 shares of common stock and 687,861 were outstanding.

11. Redeemable Convertible Preferred Stock and Convertible Preferred Stock (continued)

     In December  2004,  the Company  sold 1,285  shares of Series A  Redeemable
     Convertible Preferred Stock and warrants to purchase 12,000 shares of common stock for which it received net proceeds of approximately $1,160,000. The Series A Redeemable Convertible Preferred Stock, with a face value of $1,285,000, was convertible into common stock at the lesser of $6.00 per share or 85% of the average of the three lowest closing bid prices, as reported by Bloomberg, for the ten trading days immediately prior to the notice of conversion subject to adjustments and floor prices. The warrants are exercisable at $6.30 per share. The warrants and the conversion feature resulted in a deemed dividend of $1,058,260 being recorded and included in the earnings per share calculation for the year ended September 30, 2005. A liability of approximately $1,058,260 was recorded for the original fair value of the warrants and the conversion feature, which was reduced to its market value of $300 at September 30, 2006. As of September 30, 2006, 1,135 shares of this preferred stock had been converted into 452,156 shares of common stock and the remaining 150 shares of Series A redeemable convertible preferred stock, with a face value of $150,000, were redeemed by the Company in October 2005 for $155,417 which included accrued dividends of $5,417.

     The 28,608 shares of Series C convertible preferred stock entitle the holder of each share, on each anniversary date of the investment, to convert into the number of shares of common stock derived by dividing the purchase price paid for each share of the preferred stock by the average price of the Company's common stock for the five trading days prior to conversion subject to anti-dilution provisions and receive royalties of 5% of revenues related to disease diagnostic testing from the preceding fiscal year. There were no royalties earned for the years ended September 30, 2006 or 2005. After one year from the date of issuance, the Company may redeem all or any portion of this preferred stock by the issuance of the Company's common stock, the number of shares of which shall be derived by dividing the redemption price, as defined, by the average closing price of the

11. Redeemable Convertible Preferred Stock and Convertible Preferred Stock (continued)


     Company's common stock for the five trading days prior to the redemption date, and liquidating distributions of an amount per share equal to the amount of unpaid royalties due to the holder in the event of liquidation. During 2006, 8,333 of these shares were converted into 90,910 shares of common stock. None of these shares was converted into common stock during 2005.

     The 2,000 shares of 6% convertible preferred stock entitle the holder to convert, at any time, $1,000,000 invested in 2004 and $1,000,000 invested in 2003 into shares of common stock at a conversion price of $10.80 and $7.50 per share, respectively, subject to anti-dilution provisions and to receive annual cash dividends of 6%, payable semi-annually when, as and if declared by the Company's Board of Directors. Warrants to purchase 92,593 and 133,333 shares of common stock at exercise prices of $6.75 and $2.50 per share, respectively, that were issued in connection with the preferred stock and beneficial conversion feature resulted in a deemed dividend totaling $2,000,000, of which $1,000,000 was recorded and included in the loss per share calculation for each of the years ended September 30, 2004 and September 30, 2003. At September 30, 2004, all the warrants issued in connection with the 6% convertible preferred stock were exercised on a cashless basis into 135,802 shares of common stock. Undeclared and unpaid dividends totaled $334,347 at September 30, 2006.. No dividends were paid on these shares in 2006 or 2005.


12. Commitments

     Leases

     ATI leases office space under a non-cancelable operating lease which expires in 2010. Since the expiration of its facility lease in February 2006, BJR moved and now leases its office space on a month to month basis with a 60 day written notice requirement for termination. In July 2005, the Company renewed the lease for ATI's facility at Canton, MA for a period of five (5) years. Under the terms of the renewal, the lessor provided the Company with leasehold improvements of approximately $67,000 (see Note 10). In addition, the Company spent $18,243 for leasehold improvements. Certain additional costs are incurred in connection with the leases and the leases may be renewed for additional periods.

     Rental expense under all operating leases charged to operations for the years ended September 30, 2006 and 2005 totaled approximately $337,970 and $471,000, respectively.

12.    Commitments
       (Continued)


       Leases (Continued)

        Future minimum rentals are as follows:
        -----------------------------------------------------------------
        2007                                                  $ 315,236
        2008                                                    333,361
        2009                                                    351,486
        2010                                                    274,455
        -----------------------------------------------------------------
        Total minimum lease payments                         $1,274,538


     Employment Agreements


     The Company entered into Employment Agreements (the "Employment Agreements") with its two principal executives, which payments thereunder were subsequently assigned to a related party. Pursuant to the Employment Agreements, if Messrs. Phildius and/or Scott are terminated without "Cause" (as such term is defined in the Employment Agreements) by the Company or if Messrs. Phildius and/or Scott terminate their employment as a result of a breach by the Company of its obligations under such Agreements, he will be entitled to receive his annual base salary ($200,000 for Mr. Phildius and $180,000 for Mr. Scott) for a period of up to 18 months following such termination. In addition, if there is a "Change of Control" of the Company (as such term is defined in the Employment Agreements) and, within two years following such "Change of Control", either of Messrs. Phildius or Scott is terminated without cause by the Company or terminates his employment as a result of a breach by the Company, such executive will be entitled to certain payments and benefits, including the payment, in a lump sum, of an amount equal to up to two times the sum of (i) the executive's annual base salary and (ii) the executive's most recent annual bonus (if any). In addition, pursuant to the Employment Agreements, Messrs. Phildius and Scott are each entitled to annual bonus payments of up to $150,000 if the Company achieves certain levels of pre-tax income (as such term is defined in such Agreements) or alternative net income objectives established by the Board of Directors. The agreements renew automatically on an annual basis and may be terminated upon 60 days written notice by either party. Expenses under these agreements totaled approximately $380,000 in each of fiscal years 2006 and 2005.

12.    Commitments
       (Continued)


     Retirement Plan

     In February 1998, the Company adopted a defined contribution retirement plan which qualifies under Section 401(k) of the Internal Revenue Code, covering substantially all employees. Participant contributions are made as defined in the Plan agreement. Employer contributions are made at the discretion of the Company. No Company contributions were made in 2006 or 2005.


     Letter of Credit

     As security for full and faithful performance of all provisions of the lease renewal for the facility at Canton, MA, the Company furnished the landlord an irrevocable letter of credit in the amount of $150,000. The letter of credit was obtained from a bank that requires the Company to maintain $150,000 on deposit with the bank as full collateral for the letter of credit.


13. Stockholders' Equity(Deficit) Preferred Stock

     Preferred stock shares outstanding consist of the following:

         September 30,                     2006
         ----------------------------------------
         Series B                          5,689
         ----------------------------------------

     The 5,689 shares of Series B convertible preferred stock issued and outstanding entitle the holder of each share to: convert it, at any time, at the option of the holder, into ten shares of common stock subject to antidilution provisions and receive dividends amounting to an annual 8% cash dividend or 10% stock dividend payable in shares of Series B preferred stock computed on the amount invested, at the discretion of the Company. After one year from the date of issuance, the Company may redeem, in whole or in part, the outstanding shares at the offering price in the event that the average closing price of ten shares of the Company's common stock shall equal or exceed 300% of the offering price for any 20 consecutive trading days prior to the notice of redemption; and liquidating distributions of an amount per share equal to the offering price. During 2006 and 2005, none of these shares was converted into shares of common stock. Undeclared and unpaid dividends amounted to $8,203 and $6,425 at September 30, 2006 and 2005, respectively. No dividends were paid in 2006 or 2005.

13. Stockholders' Equity (Deficit)


     Common Stock Purchase Warrants

     The Company has outstanding warrants entitling the holders to purchase common stock at the applicable exercise price. In fiscal 2006, no warrants were exercised and warrants covering 201,889 (including 70,000 that were issued in fiscal 2006) shares expired or were cancelled. During fiscal
     2005, no warrants were exercised and warrants covering 35,243 shares expired. In fiscal 2006 and 2005, warrants covering 9,138,205 and 127,875 shares were issued, respectively, primarily in connection with convertible notes and preferred stock issuances. The fair value of the warrants for the right to purchase shares of common stock issued in 2006 related to debt transactions amounted to approximately $547,304 and was recorded as debt discount and deferred financing costs. The fair value of warrants for the right to purchase 15,000 shares of common stock related to the preferred stock and redeemable preferred stock issuances in fiscal 2005 amounted to $75,068 that was part of the deemed dividend of approximately $2,145,000 recorded and included in the earnings per share calculation for the year ended September 30, 2005 described in Note 11. This amount was recorded and included in the earnings per share calculation. The fair value of the warrants for the right to purchase 112,875 shares of common stock issued in 2005 for discount on notes payable and deferred financing costs related to convertible notes amounted to approximately $76,368. The fair value of these outstanding warrants at September 30, 2006 is included on a separate line on the accompanying balance sheet. The following is a summary of outstanding warrants (all of which are exercisable) at September 30, 2006.

                                                                        Exercise          Shares           Expiration          Fair
                                                                         Price            Issuable           Date             Value
------------------------------------------------------------------------------------------------------------------------------------
   Warrants issued in connection with common
     stock issuances in 2002                                              $42.50          14,000             2007         $       0

   Warrants issued in connection with long-term
      note payable in 2002                                                $15.50          13,500             2007                 0

   Warrants issued to placement agent in connection
      with sales of preferred stock in 2003                               $10.00           2,000             2008                 1

   Warrants issued in connection with deferred rent
      costs associated with restructure of facility lease in 2003         $10.00          30,000             2013               557

   Warrants issued in connection with preferred stock
      sales in 2004                                                  $4.75-$6.30           4,500             2009                14

   Warrants issued to placement agent in connection
      with sales of preferred stock in 2004                          $4.75-$6.30           2,700             2009                 8

     Warrants issued in connection with preferred stock
       sales in 2005                                                  $4.20-6.30          15,000        2008-2009               337

      Warrants issued to placement agent in connection
        with sales of preferred stock in 2005                              $6.30           1,542             2009                 6

      Warrants issued to placement agent in connection
        with issuance of long-term notes payable in 2005                  $12.50          53,333        2009-2010               267

      Warrants issued in connection with issuance of
        notes payable, convertible notes payable and
        long-term notes payable in 2005(net of 40,000
        that were cancelled in 2006)                                 $1.65-$5.00          18,000             2008                53

      Warrants issued in connection with issuance of
        long-term convertible notes payable in 2006                   $.15-$1.25       6,000,000             2013           201,000

      Warrants issued to placement agent in connection
        with issuance of long-term convertible notes payable
        in 2006 (net of 70,000 that were cancelled
        in 2006)                                                     $.15-$12.50       3,068,205        2012-2013           101,817
                                                                                       ---------                           ---------
   Total Shares Issuable                                                               9,222,780                           $304,060
                                                                                       ---------                           ---------

     Stock Options

     The Company has stock option plans providing for the granting of incentive stock options for up to 750,000 shares of common stock to certain employees to purchase common stock at not less than 100% of the fair market value on the date of grant. Each option granted under the plan may be exercised only during the continuance of the optionee's employment with the Company or during certain additional periods following the death or termination of the optionee. Options granted before fiscal 1999 under the Plan vest after the completion of two years of continuous service to the Company or at a rate of 50% per year. Beginning in fiscal 1999, options granted vest at a rate of 20% per year.

     During fiscal 1995, the Company adopted a directors' plan, (the "Directors' Plan"). Under the Directors' Plan, each non-management director is to be granted options covering 5,000 shares of common stock initially upon election to the Board, and each year in which he/she is elected to serve as a director. In fiscal 2001, the Company adopted a compensation plan for outside directors that provides for each non-management director to receive options covering 100,000 shares of common stock upon initial election to the Board and to receive annual grants of 30,000 shares of common stock at the fair market value on the date of grant which vest over three years. In September 2004, the Company increased the annual grants to 75,000 per year for a non-management director. Options issued to outside directors totaled 0 in fiscal 2006 and 6,300 in fiscal 2005.

     During fiscal 2006 and 2005, options to purchase 7,000 and 46,274 common shares, respectively, were granted primarily to employees of the Company with exercise prices equal to the stock's fair value on the grant date. During fiscal 2006, options to purchase 22,036 shares held by employees of the Company were forfeited or expired and no options held by employees were exercised.

     A summary of option transactions is as follows:

                                                                     Weighted
                                                                       Average
                                                        Shares         Price                  Price
                                                        -------       ------            ---------------
       Outstanding at September 30, 2004                170,041       $22.00            $3.50 - $159.50

       Forfeited/expired                                (22,200)       14.00            10.00 - 155.50
       Granted                                           46,274         4.00             3.50 -   7.50
       ------------------------------------------------------------------------------------------------

       Outstanding at September 30, 2005                194,115        19.00             3.50 -  159.50

       Forfeited/expired                                (22,036)        5.14              .50 -   59.50
       Granted                                            7,000          .50              .50 -     .50
       ------------------------------------------------------------------------------------------------

       Outstanding at September 30, 2006                179,079       $19.77            $ .50 - $159.50
       -------------------------------------------------------------------------------------------------

     The following tables summarize information about stock options outstanding and exercisable at September 30, 2006:

                                                                      Options Outstanding
                                                                             Weighted-
                                                                             Average           Weighted-
                                  Range of                                   Remaining          Average
                                  Exercise              Number of           Contractual        Exercise
                                   Prices                Shares            Life (years)          Price
                           --------------------------------------------------------------------------------
                              $ 0.50-    $10.00             62,924               7.1              $  4.32
                               10.50-     15.00             17,100               4.4                13.67
                               17.25-     29.50             64,350               2.3                17.26
                               33.00-     47.00             16,120               4.9                37.26
                               54.50-     68.00             16,815               4.8                63.09
                               85.50-     85.50                200               3.1                85.50
                           --------------------------------------------------------------------------------
                              155.50 -   159.50              1,570               3.3               156.26

                           --------------------------------------------------------------------------------
                              $ 0.50-   $159.50            179,079               4.6              $ 19.77
                           --------------------------------------------------------------------------------

                                                                      Options Exercisable
                                                                             Weighted-
                                                                              Average          Weighted-
                                   Range of                                  Remaining          Average
                                   Exercise             Number of           Contractual        Exercise
                                    Prices               Shares            Life (years)          Price
                           --------------------------------------------------------------------------------

                              $  0.50-   $10.00             17,863               7.3              $  5.19
                               10.50-     15.00             12,160               3.2                13.16
                               17.25-     29.50             33,525               2.3                17.26
                               33.00-     47.00             16,120               4.9                37.26
                               54.50-     68.00             13,032               4.8                64.11
                               85.50-     85.50                200               3.1                85.50
                           --------------------------------------------------------------------------------
                              155.50 -   159.50              1,570               3.3               156.26

                           --------------------------------------------------------------------------------
                              $ 0.50-   $159.50             94,470               4.2              $ 26.78
                           --------------------------------------------------------------------------------

     Loss Per Share


     The following data shows the amounts used in computing loss per share:

                                      September 30,                       2006                2005
                --------------------------------------------------------------------------------------
                Loss from continuing operations                    $  (3,823,165)      $  (2,433,157)

                Less:
                   Preferred stock dividends                            (162,021)           (197,831)
                   Deemed dividends in connection with
                     preferred stock sales                                     -          (2,145,260)
                --------------------------------------------------------------------------------------

                Loss attributable to common stockholders
                  from continuing operations                          (3,985,186)         (4,776,248)

                Add:
                   Income from discontinued operation                    120,000                   -
                --------------------------------------------------------------------------------------

                Net loss attributable to common shareholders       $  (3,865,186)      $  (4,776,248)
                --------------------------------------------------------------------------------------


                Weighted average number of common
                  shares outstanding                                   4,850,608           3,115,574
                --------------------------------------------------------------------------------------


     Loss Per Share (Continued

     The following is the basic and diluted loss per share calculation:

         September 30,                                    2006        2005
         -------------------------------------------------------------------

         Loss per share attributable to common
           shareholders before discontinued
           operation                                    $(0.82)      $(1.53)
         Impact of discontinued operation                  .02            -
         -------------------------------------------------------------------

         Basic and diluted net loss per share
           attributable to common shareholders          $(0.80)      $(1.53)
         -------------------------------------------------------------------

     The following table summarizes securities that were outstanding as of September 30, 2006 and 2005 but not reflected in the calculation of diluted net loss per share because such shares are antidilutive:

        September 30,                                    2006           2005
        ----------------------------------------------------------------------

        Stock options                                 179,079        194,115
        Stock warrants                              9,222,780        286,474
        Redeemable convertible preferred stock
           and convertible preferred stock         26,426,906      1,665,837
        Convertible notes payable                 159,106,153      2,261,966

     The calculation of the shares above for the redeemable convertible preferred stock and convertible preferred stock and the convertible notes were based on the market price of the common stock as of September 30. The number of shares required exceeds the number of authorized shares as of September 30, 2006.


14.    Income Taxes

     No provision for Federal income taxes has been made for the years ended September 30, 2006 or 2005, due to the Company's operating losses. At September 30, 2006, the Company has unused net operating loss carryforwards of approximately $54,000,000 including approximately $11,000,000 acquired from ATI which expire at various dates through 2024. Most of this amount is subject to annual limitations due to various "changes in ownership" that have occurred. Accordingly, most of the net operating loss carryforwards will not be available to use in the future.

     As of  September  30,  2006,  the  deferred  tax assets  related to the net
     operating   loss   carryforwards   have  been  fully  offset  by  valuation
     allowances, since the utilization of such amounts is uncertain.

15. Major Customers and Suppliers


     Customers in excess of 10% of total sales are:

        Years ended September 30,               2006                2005
        ----------------------------------------------------------------------

        Customer A                            $1,006,100        $1,276,822

     At September 30, 2006, accounts receivable from customers in excess of 10% of total accounts receivable were approximately $152,000 from Customer A and $77,000 from one other customer


16. Interest Expense and Financing Costs


     Interest expense and financing costs for 2006 and 2005 are:

                                                            2006           2005
                                                            ----           ----
       Interest on short-term and long-term debt         $ 331,342      $ 77,051
       Deferred financing costs on equity credit line       83,325        41,675
       Discount and deferred financing costs on
           long term debt (Notes 9 & 10)                   441,146         4,106
       Discount on short-term notes payable                 71,898       101,032
       Replacement of warrants for long-term debt          605,000             -
                                                         ---------       -------
       Total Interest and Financing Costs               $1,532,711      $223,864
                                                         =========       =======

17. Related Party Payable

     At September 30, 2006, the Company owed approximately $87,000 to Phildius, Kenyon and Scott that represents the Company's payroll tax and fringe benefit obligation for Peter Phildius and Douglas Scott, officers of the Company, for the past forty-two months. The aggregate of salaries, fringe benefits and reimbursement of expenses paid to PK&S by the Company on behalf of Messrs. Phildius and Scott for fiscal years 2006 and 2005 totaled $408,628 and $414,709 respectively.


18. Subsequent Events


     From October 1 through December 11, 2006, 51,222 shares of Series E redeemable convertible preferred stock with a face value of $51,222 were converted into 2,420,745 shares of common stock. In addition, $56,078 of long-term convertible debt was converted into 3,300,000 shares of common stock.

     On December 11, 2006, the Company executed additional notes payable with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC in the total principal amount of $520,000. Interest on these notes is at 8% per annum and is payable quarterly in cash or the Company's common stock at the option of the Company. The Company issued warrants to purchase 1,500,000 shares of common stock at $.15 per share for seven years in connection with these notes. In addition, the entire principal plus any accrued and unpaid interest associated with these notes is convertible, at the holder's option, into the Company's common stock at a conversion price of 65% of the average of the three lowest intraday trading prices of the common stock for the twenty trading days preceding the date that the holders elect to convert.

     On August 16, 2006, a Complaint was filed in United States District Court, District of New Jersey, by Sun Biomedical Laboratories, Inc., Plaintiff, against Avitar Technologies, Inc., Defendant, a wholly-owned subsidiary of Avitar. In the Complaint, Plaintiff alleged among other things breaches of contract, patent infringement and unfair competition and it seeks damages and injunctions. A Summons in this case was not issued until September 22, 2006 and the Summons was not delivered to Avitar until October 13, 2006. The alleged breach of contract is based upon an agreement made in 1999 related to the development of products and sales of goods. The last invoice issued to the Defendant was sent by Plaintiff in August 2002. In September 2002, Avitar advised the Plaintiff that the Defendant owes nothing to the Plaintiff and that the Plaintiff would owe substantial amounts for its failures to perform in accordance with their agreement. In its answer to this Complaint filed with the court on December 4, 2006, the Company denied substantially all allegations of the Plaintiff and made a significant counter claim against the Plaintiff for damages suffered by the Company as a result of the Plaintiff's failure to perform in accordance with the 1999 Product Development Agreement.

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