Form 10QSB
period 2006-12-31
AVITAR INC /DE/
filed 2007-02-14
CIK 814008

U.S. Securities and Exchange Commission
Washington, D.C. 20549
Form 10-QSB

(Mark One)

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2006.

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

Common Stock: 19,480,981
As of February 9, 2007

Transitional Small Business Disclosure Format
(Check One):  [ ] Yes ; [x] No

Page 1 of 25 pages
Exhibit Index is on Page 21

Table of Contents

                                                                         Page

Part I:  Financial Information                                                                       3

Item 1  Consolidated Financial Statements
Balance Sheet                                            4
Statements of Operations                                                5
Statement of Stockholders' Deficit         6
Statements of Cash Flows                                               7
Notes to Consolidated Financial Statements                                       8

Item 2  Management's Discussion and Analysis or Plan of Operation      15

Item 3  Controls and Procedures           17

Part II: Other Information                                                                                                                                                                           18

Item 1  Legal Proceedings                                                                                                                                              19

Item 2  Unregistered Sales of Equity Securities and Use of Proceeds                                                                    19

Signatures                20

Exhibit Index                                                                                                                                                                                                21

Certifications                                                                                                                                                                                               22

Part I Financial Information

Item 1. FINANCIAL STATEMENTS

Avitar, Inc. and Subsidiaries
Consolidated Balance Sheet
December 31, 2006
(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$205,423
Accounts receivable, less allowance for doubtful accounts of $7,000	373,146
Inventories (Note 2)	293,226
Prepaid expenses and other current assets	113,715
Total current assets	985,510

PROPERTY AND EQUIPMENT, net	294,207
OTHER ASSETS	776,244
Total	$2,055,961

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Notes payable (Note 5)	$156,423
Convertible notes payable (Note 5)	650,000
Accounts payable	546,895
Accrued expenses	1,171,114
Deferred revenue	2,000
Current portion of long-term capital leases	11,018
Current portion of deferred lessor incentive	13,400
Fair value of warrants (Note 10)	303,435
Fair value of embedded derivatives (Note 10)	1,613,545
Total current liabilities	4,467,830

CONVERTIBLE LONG-TERM NOTES PAYABLE	3,351,186
DEFERRED LESSOR INCENTIVE, LESS CURRENT PORTION	33,500
Total liabilities	7,852,516

CONVERTIBLE AND REDEEMABLE CONVERTIBLE PREFERRED
STOCK (Note 6)	3,184,882

COMMITMENTS

STOCKHOLDERS' DEFICIT
Series B convertible preferred stock, $.01 par value;
authorized 5,000,000 shares; 5,689 shares issued and
outstanding	58
Common Stock, $.01 par value; authorized 100,000,000 shares;
16,024,359 shares issued and outstanding	160,244
Additional paid-in capital	49,449,176
Accumulated deficit	(58,590,915)
Total stockholders' deficit	(8,981,437)
Total	$2,055,961

See accompanying notes to consolidated financial statements.

Avitar, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	THREE MONTHS ENDED DECEMBER 31,
	2006	2005

SALES	$1,045,027	$907,270

OPERATING EXPENSES
Cost of sales	749,604	658,993
Selling, general and administrative	935,759	1,038,607
Research and development	91,924	129,706
Total operating expenses	1,777,287	1,827,306

LOSS FROM OPERATIONS	(732,260)	(920,036)

OTHER INCOME (EXPENSE)
Interest expense and financing costs	(310,175)	(213,235)
Other income, net	99,047	121,342
Total other expense, net	(211,128)	(91,893)

LOSS FROM CONTINUING OPERATIONS	(943,388)	(1,011,929)

DISCONTINUED OPERATIONS:
Income from the disposal of USDTL (Note 3)	-	120,000
Income from discontinued operations	-	120,000

NET LOSS	$(943,388)	$(891,929)

BASIC AND DILUTED LOSS PER SHARE FROM CONTINUING
OPERATIONS (Note 8)	$(0.08)	$(0.26)

BASIC AND DILUTED NET LOSS PER SHARE (Note 8)	$(0.08)	$(0.23)

WEIGHTED AVERAGE
NUMBER OF COMMON SHARES OUTSTANDING	11,667,963	4,045,403

See accompanying notes to consolidated financial statements.

Avitar, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Deficit
Three Months Ended December 31, 2006
(Unaudited)

	Preferred Stoc		Common Stock				Total
					Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Deficit

Balance at September 30, 2006	5,689	$58	8,505,036	$85,051	$49,340,197	$(57,608,867)	$(8,183,561)

Conversion of Series E preferred stock	-	-	3,319,323	33,193	38,008	-	71,201

Conversion of long-term convertible note	-	-	4,200,000	42,000	28,239	-	70,239

Stock option compensation (Note 9)					42,732		42,732

Accretion of preferred stock dividends	-	-	-	-	-	(38,660)	(38,660)

Net loss	-	-	-	-	-	(943,388)	(943,388)

Balance at December 31, 2006	5,689	$58	16,024,359	$160,244	$49,449,176	$(58,590,915)	$(8,981,437)

See accompanying notes to consolidated financial statements.

Avitar, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	THREE MONTHS ENDED DECEMBER 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(943,388)	$(891,929)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	38,270	43,666
Amortization of debt discount and deferred financing costs	200,504	152,114
Amortization of deferred lessor incentive	(3,350)	(3,350)
Expense for stock option compensation	42,732	-
Income from change in value of derivatives and warrants	(98,480)	(120,116)
Changes in operating assets and liabilities:
Accounts receivable	228,370	94,627
Inventories	(21,428)	(261,865)
Prepaid expenses and other current assets	28,851	85,690
Other assets	-	1,963
Accounts payable and accrued expenses	37,805	(16,959)
Deferred revenue	(2,400)	-
Net cash used in operating activities	(492,514)	(916,159)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	(7,126)	(51,496)

Net cash used in investing activities	(7,126)	(51,496)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of notes payable, long-term debt and capital lease obligations	(33,880)	(141,704)
Net proceeds from issuance of convertible long-term debt	458,400	920,000
Redemption of Series A redeemable convertible preferred stock	-	(150,000)
Payment of cash dividend on Series A redeemable convertible preferred stock	-	(5,417)

Net cash provided by financing activities	424,520	622,879

NET DECREASE IN CASH AND CASH EQUIVALENTS	(75,120)	(344,776)

CASH AND CASH EQUIVALENTS, beginning of the period	280,543	400,363

CASH AND CASH EQUIVALENTS, end of the period	$205,423	$55,587

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period:
Income taxes	$-	$-
Interest	$5,026	$18,484

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:

During the three months ended December 31, 2006, 69,522 shares of
Series E redeemable convertible preferred stock were converted into
3,319,323 shares of common stock.

During the three months ended December 31, 2006, convertible long-term debt of $70,239 was converted into 4,200,000 shares of
common stock.

During the three months ended December 31, 2005, 224,712 shares of
Series E redeemable convertible preferred stock were converted into
509,162 shares of common stock.

See accompanying notes to consolidated financial statements.

Avitar, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

        Avitar, Inc. (the “Company” or “Avitar”) through its wholly-owned subsidiary Avitar Technologies, Inc. (“ATI”) develops, manufactures, markets and sells diagnostic test products and proprietary hydrophilic polyurethane foam disposables fabricated for medical, diagnostics, dental and consumer use. During the first quarter of Fiscal 2007, the Company continued the development and marketing of innovative point of care oral fluid drugs of abuse tests, which use the Company’s foam as the means for collecting the oral fluid sample. Through its wholly owned subsidiary, BJR Security, Inc. (‘BJR”), the Company provides specialized contraband detection and education services.

The Company’s one for fifty (1 for 50) reverse split of its common stock that was authorized by the Company’s shareholders at their annual meeting held on January 18, 2006 became effective on February 17, 2006. Accordingly, the numbers of common stock shares and related data presented herein reflect the results of the reverse split for current and prior reporting periods.

In December 2003, Avitar consummated the sale of the business and net assets, excluding cash, of its wholly-owned subsidiary, United States Drug Testing Laboratories, Inc. (“USDTL”). The Company received $500,000 in cash upon the closing of the sale and was entitled to receive an additional $500,000 if the buyer of USDTL achieved certain revenue targets. In November 2005, the Company negotiated an agreement with the new owners of USDTL to settle all outstanding matters related to the sale of USDTL (see Note 3). The USDTL business has been treated as a discontinued operation. Due to the current financial condition at Avitar, the Company may consider selling assets and/or operations, including BJR. However, at the present time, there can be no assurances that the Company would be successful in these efforts.

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-QSB and Regulation S-B (including Item 310(b) thereof). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 2007. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended September 30, 2006. Avitar, Inc. (“Avitar” or the “Company”), through its wholly-owned subsidiaries, Avitar Technologies, Inc. (“ATI”), and BJR Security, Inc. (“BJR”), designs, develops, manufactures and markets diagnostic test and medical products and provides contraband detection services. Avitar sells its products and services to employers, diagnostic test distributors, large medical supply companies, governmental agencies, schools and corporations. The Company operates in one reportable segment since revenues of its contraband detection business represent an immaterial portion of its total revenues. The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations and has a working capital deficit of $3,482,320 and a stockholders’ deficit of $8,981,437 as of December 31, 2006. In fiscal 2006, the Company raised gross proceeds of $3,270,000 from long-term convertible notes. During December 2006, the Company raised gross proceeds of $520,000 from long-term convertible notes (see Note 5). The Company is working with placement agents and investment fund managers to obtain additional equity or debt financing. Based upon cash flow projections, the Company believes the anticipated cash flow from operations and most importantly, the expected net proceeds from future equity financings will be sufficient to finance the Company's operating needs until the operations achieve profitability. There can be no assurances that forecasted results will be achieved or that additional financing will be obtained. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Inventories

At December 31, 2006, inventories consist of the following:

Raw Materials      $158,239
Work-in-Process                                                   114,575
Finished Goods                                                       20,412
Total                                                      $293,226

3. Discontinued Operations

On December 16, 2003, the Company consummated a sale of USDTL’s business and net assets, excluding cash. Under the terms of that sale, the Company received $500,000 in cash upon the closing of the sale and was entitled to receive an additional $500,000 if the buyer of USDTL achieved certain revenue targets. In November 2005, the Company negotiated an agreement with the new owners of USDTL to settle all outstanding matters related to the sale of USDTL. Under the terms of this settlement, the Company received an immediate lump sum payment of $120,000 rather than waiting for the 10 to 14 years that the Company believed it would take to collect the entire $500,000 from uncertain future revenues of USDTL. The accompanying financial statements reflect USDTL as a discontinued operation. The following is a summary of the results of its operations for the three months ended December 31, 2006 and 2005:

Three months ended December 31,                                                        2006                                              2005

Sales                                                                                                           $       -                                        $             -
Operating expenses                                                                                           -                                                       -
Other income                                                                                                      -                                            120,000
Income from discontinued operations                                                  $       -                                        $  120,000

4. Significant Customers

Customers in excess of 10% of total sales are:

Three Months Ended December 31,
2006       2005
Customer A                           $            *                $ 221,830
Customer B                              122,093                                           *
Customer C                              117,000                                           *

*Customer was not in excess of 10% of total sales.

At December 31, 2006, accounts receivable from two significant customers totaled approximately $172,075.

5. Notes Payable and Short and Long-term Convertible Notes Payable

    In September 2005, October 2005, February 2006, April 2006, May 2006, July 2006 September 2006 and December 2006, the Company executed notes payable with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC in the total principal amount of $4,790,000 which are payable at maturity in September 2008, October 2008, February 2009 April 2009, May 2009, July 2009, September 2009 and December 2009, respectively. Interest on these notes is at 8% per annum and is payable quarterly in cash or the Company’s common stock at the option of the Company. The Company originally issued warrants to purchase 100,000 shares of common stock at $12.50 per share for five years in connection with the notes executed from September 2005 to April 2006. In conjunction with the notes executed in May 2006, the outstanding warrants were cancelled and replaced with warrants to purchase 3,000,000 shares of common stock at $1.25 per share for seven years. For the notes executed in July, September and December 2006, the Company issued warrants to purchase a total of 4,500,000 shares of common stock at $.15 to $.22 per share for seven years. Non-cash interest expense of $605,000 representing the fair value of the warrants issued as replacement for the outstanding warrants in May 2006 was recorded in fiscal 2006. Fees of approximately $812,000 incurred in connection with securing these loans were recorded as a deferred financing charge. In addition, the entire principal plus any accrued and unpaid interest associated with these notes is convertible, at the holder’s option, into the Company’s common stock at a conversion price of 65% of the average of the three lowest intraday trading prices of the common stock for the twenty trading days preceding the date that the holders elect to convert. A discount to debt totaling $1,697,471 ($1,357,865 for the fair value of the conversion feature of these notes and $339,606 for the incremental fair value of the warrants issued in connection with these notes) was recorded during fiscal 2005, 2006 and 2007 and is being amortized over the terms of the notes. The unamortized discount was $1,228,504 as of December 31, 2006. The collateral pledged by the Company to secure these notes includes all assets of the Company. A liability of approximately $2,302,000 was recorded for the fair value of the warrants issued in connection with the $4,790,000 of notes and the conversion feature, which was reduced to its market value of approximately $1,657,000 at December 31, 2006. Through December 31, 2006, notes totaling $210,901 were converted into 7,095,000 shares of common stock.

    From April to August 2005, the Company executed convertible notes with an individual in the total principal amount of $650,000 with interest at 10%. Each note has a maturity date of six months from the date of the note and is payable in ten monthly installments plus accrued interest commencing on the maturity date of the note. The notes, that were due in variable monthly installments plus accrued interest from October 1, 2005 and June 30, 2006, were outstanding at December 31, 2006. Under the terms of the notes, the entire unpaid principal balance and accrued interest shall become due and payable upon the occurrence of any default by the Company in the payment of interest and principal on the due date thereof and any such default that remains unremedied for twenty business day following written notice to the Company by the holders. No written notice of default from the holders of these notes has been received by the Company. The Company issued warrants to purchase 650,000 shares of common stock at $1.65 to $4.95 per share for three years in connection with these notes. In addition, the entire principal plus accrued interest associated with these notes is convertible into the Company’s common stock at a conversion price of the lesser of the closing price of the common stock on the date of the loan or 85% of the average closing price of the common stock for the five trading days preceding the notice of conversion. In no event shall the conversion price be lower than 50% of the closing price of the common stock on the date of the loan. A discount to debt totaling $172,930 ($156,800 for the value of the conversion feature of these notes and $16,130 for the value of the warrants issued in connection with these notes) was recorded during fiscal year 2005 and was fully amortized over the term of the notes. A liability of approximately $173,000 was recorded for the fair value of the warrants issued in connection with the $650,000 of notes and the conversion feature, which was reduced to its market value of $28 at December 31, 2006.

6. Convertible and Redeemable Convertible Preferred Stock

Instrument	Number of Shares	Face Value	Less Costs and Proceeds Allocated toWarrants and Conversion Features	Accretion To Redemption Value	Accretion of Dividends	Carrying Value
Series E Redeemable Convertible Preferred Stock	618,339	$618,339	$448,090	$448,090	$56,949	$675,288
Series C Convertible Preferred Stock	28,608	145,000	-	-	-	145,000
6% Convertible Preferred Stock	2,000	2,000,000	-	-	364,594	2,364,594

Total					$421,543	$3,184,882

The Series C and 6% Convertible preferred stock is carried on the balance sheet outside permanent equity as the Company cannot be sure it has adequate authorized shares for their conversion as of December 31, 2006. Upon the occurrence of specific events, the holders of the Series E Redeemable Convertible Preferred Stock are entitled to redeem these shares under certain provisions of the agreement covering the purchase of the preferred stock. Accordingly, these securities were not classified as permanent equity.

In April and June 2005, the Company raised net proceeds of approximately $1,335,000 from the sale of 1,500,000 shares of Series E Redeemable Convertible Preferred Stock with a face value of $1,500,000 and warrants to purchase 3,000 shares of the Company’s common stock. The 1,500,000 shares of Series E Preferred Stock are convertible into Common Stock at the lesser of $4.00 per share or 80% of the average of the three lowest closing bid prices for the ten trading days immediately prior to the notice of conversion, subject to adjustments and limitations, and the warrants are exercisable at $4.20 per share for a period of three years. The warrants and the conversion feature resulted in a deemed dividend of $1,087,000 being recorded and included in the earnings per share calculation for the year ended September 30, 2005. A liability of approximately $1,087,000 was recorded for the original fair value of the warrants and the conversion feature, which was reduced to its market value of approximately $135,000 at December 31, 2006. As of December 31, 2006, 881,661 shares of this preferred stock had been converted into 5,265,571 shares of common stock and 618,339 were outstanding.

In December 2004, the Company sold 1,285 shares of Series A Redeemable Convertible Preferred Stock and warrants to purchase 12,000 shares of common stock for which it received net proceeds of approximately $1,160,000. The Series A Redeemable Convertible Preferred Stock, with a face value of $1,285,000, was convertible into common stock at the lesser of $6.00 per share or 85% of the average of the three lowest closing bid prices, as reported by Bloomberg, for the ten trading days immediately prior to the notice of conversion subject to adjustments and floor prices. The warrants are exercisable at $6.30 per share. The warrants and the conversion feature resulted in a deemed dividend of $1,058,260 being recorded and included in the earnings per share calculation for the year ended September 30, 2005. A liability of approximately $1,058,260 was recorded for the original fair value of the warrants and the conversion feature, which was reduced to its market value of $216 at December 31, 2006. As of December 31, 2006, 1,135 shares of this preferred stock had been converted into 452,156 shares of common stock and the remaining 150 shares of Series A redeemable convertible preferred stock, with a face value of $150,000, were redeemed by the Company in October 2005 for $155,417 which included accrued dividends of $5,417.

The 28,608 shares of Series C convertible preferred stock entitle the holder of each share, on each anniversary date of the investment, to convert into the number of shares of common stock derived by dividing the purchase price paid for each share of the preferred stock by the average price of the Company’s common stock for the five trading days prior to conversion subject to anti-dilution provisions and receive royalties of 5% of revenues related to disease diagnostic testing from the preceding fiscal year. There were no royalties earned for the quarters ended December 31, 2006 or 2005. After one year from the date of issuance, the Company may redeem all or any portion of this preferred stock by the issuance of the Company’s common stock, the number of shares of which shall be derived by dividing the redemption price, as defined, by the average closing price of the Company’s common stock for the five trading days prior to the redemption date, and liquidating distributions of an amount per share equal to the amount of unpaid royalties due to the holder in the event of liquidation. None of these shares was converted into common stock during the quarters ended December 31, 2006 or 2005.

7. Common and Series B Convertible Preferred Stock

During the quarter ended December 31, 2006, the Company issued a total of 7,519,323 shares of common stock to holders who converted 69,522 shares of Series E redeemable convertible preferred stock and $70,239 of long-term convertible notes. Dividends for Series B convertible preferred stock amounted to $448 for the three months ended December 31, 2006 and the total amount of unpaid and undeclared dividends was $8,650.

8. Loss Per Share

The following data show the amounts used in computing earnings per share:

Three Months Ended December 31,	2006		2005
Loss from continuing operations	$	(943,388)		$(1,011,929)
Less: Preferred stock dividends		(39,108)		(42,435)
Loss attributable to common stockholders from continuing operations		( 982,496		(1,054,364)
Add:
Income from discontinued operations		-		120,000
Net loss attributable to common stockholders used in basic and diluted EPS	$	(982,496)	$	(934,364)
Weighted average number of common shares outstanding		11,667,963		4,045,403
Loss per share attributable to common stockholders before discontinued operations	$	(0.08)	$	(0.26)
Impact of discontinued operations		-		.03
Basic and diluted loss per share attributable to common stockholders	$	(0.08)	$	(0.23)

9. Stock Based Compensation

The Company adopted SFAS No. 123 (Revised 2004), “Share-Based Payment” (‘SFAS 123R”), effective October 1, 2006. SFAS 123R requires the recognition of fair value of stock-based compensation as an expense in the calculation of net income. The Company recognizes stock-based compensation ratably over the vesting period of the individual equity instruments. All stock awards outstanding on December 31, 2006 have been accounted for as equity instruments based on the provisions of SFAS 123R. Prior to October 1, 2006, the Company followed the Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees”, and the related interpretations in accounting for stock-based compensation..

The Company elected the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all stock-based awards granted or other awards granted that are subsequently reclassified into equity. The unrecognized expense of awards not yet vested as of September 30, 2006, the date of adoption of SFAS 123R by the Company, is now being recognized as expense in the calculation of net income using the same valuation method (Black-Scholes) and assumptions used prior to the adoption of SFAS 123R.

Under the provisions of SFAS 123R, the Company recorded $42,732 of stock based compensation expense on its unaudited consolidated statement of operations for the three months ended December 31, 2006.

During the quarter ended December 31, 2006, no options were granted under stock option plans and no shares subject to purchase under the employee stock purchase plan were issued.

The Company has assumed an annualized forfeiture rate of 0.0% for its options. Under the true-up provisions of SFAS 123R, the Company will record a recovery of prior expense if the actual forfeiture is higher than estimated. The unamortized fair value of stock options as of December 31, 2006 was $275,000 which is expected to be recognized over the weighted average remaining period of 3.2 years.

The following table summarizes activity under all stock option plans for the three months ended December 31, 2006:
			Weighted	Weighted
			Average	Average
	Shares		Exercise	Remaining	Aggregate
	Available	Number	Price Per	Contractual	Intrinsic
	for Grant	Outstanding	Share	Term(years)	Value

Balance at September 30, 2006	1,042,000	179,079	$19.77	4.6	$0.00
Options authorized	-	-	-
Options granted	-	-	-
Options exercised	-	-	-
Options cancelled	-	-	-

Balance at December 31, 2006	1,042,000	179,079	$19.77	4.4	$0.00
Exercisable, December 31, 2006		101,245	$25.29	4.1	$0.00

    SFAS 123R requires the presentation of pro forma information for the comparative period prior to the adoption as if we had accounted for all its employee stock options under the fair value method of the original SFAS 123. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123R for stock-based employee compensation to the prior-year periods.

For the Three Months Ended December 31,                                                                                                                    2005
Net loss                                                                                                                                                                         $(891,929)
        Add:  stock based employee compensation
                   expense included in reported net loss,
                   net of tax                                                                                                                                                                           -
        Deduct: total stock based employee
                                       compensation expense determined
                                       under the fair value based method for
                                       all awards, net of tax                                                                                                                                        (30,595)
        Pro forma net loss                                                                                                                                                       $(922,524)
        Pro forma loss per share:
        Basic and diluted - as reported                                                                                                                                         $ (.23)
        Basic and diluted - pro forma                                                                                                                                               (.23)

In determining the pro forma amounts above, the Company estimated the fair value of each option granted using the Black-Scholes option pricing model with the following weighted-average assumptions:

        December 31                                                              2005
         Risk free interest rate                                                                                                                                                          4.0%
         Expected dividend yield                                                                                                                                                        -
         Expected lives                                                                                                                                                              5-9 years
         Expected volatility                                                                                                                                                               80%

No options were granted during the quarter ended December 31, 2006.

10. Derivatives

The Company has issued and outstanding convertible debt and certain convertible equity instruments with embedded derivative features. The Company analyzes these financial instruments in accordance with SFAS No. 133 and EITF Issue Nos. 00-19 and 05-02 to determine if these hybrid contracts have embedded derivatives which must be bifurcated. In addition, free-standing warrants are accounted for as equity or liabilities in accordance with the provisions of EITF Issue No. 00-19. As of December 31, 2006, the Company could not be sure it had adequate authorized shares for the conversion of all outstanding instruments due to certain conversion rates which vary with the fair value of the Company’s common stock and therefore all embedded derivatives and freestanding warrants are recorded at fair value, marked-to-market at each reporting period, and are carried on separate lines of the accompanying balance sheet. If there is more than one embedded derivative, their value is considered in the aggregate. As of December 31, 2006, the fair value was $1,613,545 for the embedded derivatives and $303,435 for the warrants.

11. Subsequent Events

From January 1 through February 9, 2007, 24,779 shares of Series E redeemable convertible preferred stock with a face value of $24,779 were converted into 1,156,622 shares of common stock. In addition, $36,574 of long-term convertible debt was converted into 2,300,000 shares of common stock.

12. Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces APB Opinions No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” An Amendment of APB Opinion No. 28.  SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections.  It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error.  SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and therefore was effective for the Company beginning October 1, 2006.  The adoption of SFAS 154 by the Company has not had a material impact on its consolidated results of operations or financial condition.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109”.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return.  It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its consolidated financial statements but does not expect that it will have a material impact.

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006 and therefore, was effective for the Company beginning October 1, 2006. The adoption of SFAS 155 by the Company has not had a material impact on its consolidated financial statements.

In March 2006, the FASB issued EITF 06−03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)”that clarifies how a company discloses its recording of taxes collected that are imposed on revenue-producing activities. EITF 06−03 is effective for the first interim reporting period beginning after December 15, 2006, and thus the Company is required to adopt this standard as of January 1, 2007, in the second quarter of its fiscal year 2007. The Company is evaluating the impact, if any, that EITF 06−03 may have on its consolidated financial statements.

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” to provide guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Under SAB No.108, companies should evaluate a misstatement based on its impact on the current year income statement, as well as the cumulative effect of correcting such misstatements that existed in prior years existing in the current year’s ending balance sheet. SAB No. 108 was effective for the Company beginning October 1, 2006. The adoption of SAB No. 108 Company has not had an effect on its consolidated financial statements.

In December 2006, the Financial Accounting Standards Board (FASB) issued FASB Staff Position Number 00-19-2, “Accounting for Registration Payment Arrangements” ("FSP EITF 00-19-2").  FSP EITF 00-19-2 addresses an issuer’s accounting for registration payment arrangements. FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies.  FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of FSP EITF 00-19-2 (December 21, 2006).
For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The Company is evaluating what effect, if any, FSP EITF 00-19-2 may have on its consolidated financial statements.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing elsewhere in this report.

Results of Operations

Revenues
Sales for the three months ended December 31, 2006 increased $137,757 or approximately 15%, to $1,045,027 from $907,270 for the corresponding period of the prior year. The change for the three months ended December 31, 2006 primarily reflects an increase in volume of sales of $123,000 for its OralScreen® products and $42,000 for its Foam Products, offset in part by a decrease of $27,000 in revenue from contraband detection services.

Operating Expenses

Cost of sales for the three months ended December 31, 2006 were approximately 72% of sales compared to the cost of sales of approximately 73% of sales for the three months ended December 31, 2005. The change for the first quarter of Fiscal 2007 resulted primarily from the increase in sales described above.

Selling, general and administrative expenses for the three months ended December
31, 2006 decreased $102,848, or approximately 10%, to $935,759 from $1,038,607 for the corresponding period of the prior year. The change for the three-month period ended December 31, 2006 primarily resulted from expense reductions of approximately $49,000 for consulting fees, $30,000 for salary and payroll related costs for the vacant Vice President of Sales position, $14,000 for insurance premiums and $97,000 for various other administrative items; offset in part by an increase of approximately $13,000 for legal fees, $38,000 for investor relations and $36,000 for stock-based compensation. Although selling, general and administrative expenses were lower during the first quarter of Fiscal 2007, the Company expects to incur increased expenses to hire additional direct sales staff and expand marketing programs during the remainder of Fiscal 2007 and beyond in order to achieve revenue growth.

Research and development expenses for the three months ended December 31, 2006 amounted to $91,924 compared to $129,706 for the three months ended December 31, 2005. The decrease for the quarter ended December 31, 2006 was primarily attributable to lower salary and consulting expenses of approximately $41,000; offset in part by stock-based compensation of approximately $3,000. Although research and development expenses were lower for the first quarter of Fiscal 2007, the Company must continue developing and enhancing its ORALscreen products, and therefore will most likely incur increased expenses for research and development during the remainder of Fiscal 2007 and beyond.

Other Income and Expense

Interest expense and financing costs were $310,175 for the three months ended December 31, 2006 compared to $213,235 incurred during the three months ended December 31, 2005. The increase resulted primarily from the interest, amortization of deferred financing costs and amortization of debt discount associated with the additional long-term note borrowings totaling approximately $2,790,000 that were completed by the Company from February 2006 through December 2006.

For the three months ended December 31, 2006, other income amounted to $99,047 compared to other income of $121,342 for the three months ended December 31, 2005. The change for the quarter ended December 31, 2006 resulted primarily from changes in the fair market value of derivative securities and warrants.

Discontinued Operations

On December 16, 2003, the Company consummated the sale of the business and net assets, excluding cash, of its USDTL subsidiary. No activity occurred for the three months ended December 31, 2006 compared to other income of $120,000 for the corresponding period of the prior year. The income for the quarter ended December 31, 2005 resulted from the settlement described in Note 3 of the Consolidated Financial Statements.

Net Loss

Primarily as a result of the factors described above, the Company had a net loss of $943,388 for the three months ended December 31, 2006, as compared to net loss of $891,929 for the three months ended December 31, 2005. The loss per share was $.08 per basic and diluted share for the three months ended December 31, 2006. The loss per share was $.23 per basic and diluted share for the three months ended December 31, 2005.

Financial Condition and Liquidity

At December 31, 2006, the Company had a stockholders’ deficit of $8,981,437 and cash and cash equivalents of $205,423. Cash flows from financing activities provided the primary source of funding during the quarter ended December 31, 2006 and the Company will continue to rely on this type of funding until profitability is reached. The following is a summary of cash flows for the three month period ended December 31, 2006:

December 31,
Sources (use) of cash flows	2006
Operating activities	$(492,514)
Investing activities	(7,126)
Financing activities	424,520
Net decrease in cash and equivalents	$(75,120)

Operating Activities. The net loss of $943,388 (composed of expenses totaling $2,087,462 less revenues and other income of $1,144,074) was the major use of cash by operations. When the net loss is adjusted for non-cash expenses such as depreciation and amortization, amortization of debt discounts, deferred financing costs, deferred rent, income from the changes in the fair market value of derivative securities and warrants and stock-based compensation, the cash needed to finance the net loss was $763,712. Working capital changes lowered operating cash requirements as a result of a reduction in accounts receivable of $228,370, a decrease in prepaid expenses and other current assets of $28,851 and an increase in accounts payable and accrued expenses of $37,805, primarily from the deferral of interest payments on long-term convertible debt. In addition, operating cash was needed to finance an increase of $21,428 in inventory levels to meet anticipated demand for our products during the next six months and there was a decrease in deferred revenue that became recognized revenue in Fiscal 2006 of $2,400.

Investing and Financing Activities. Cash of $7,126 was used for additions to property, plant and equipment. To fulfill the major financing requirements of the business, the Company generated $458,400 through the issuance of long-term convertible notes (as described below); of which $33,880 was used to repay various short-term notes payable and capital lease obligations.

During FY 2007, the Company's cash requirements are expected to include primarily the funding of operating losses, the payment of outstanding accounts payable, the repayment of certain notes payable, the funding of operating capital to grow the Company’s drugs of abuse testing products and services, and the continued funding for the development of its ORALscreen product line.

In September 2005, October 2005, February 2006, April 2006, May 2006, July 2006 September 2006 and December 2006 the Company executed notes payable with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC in the total principal amount of $4,790,000 which are payable at maturity in September 2008, October 2008, February 2009 April 2009, May 2009, July 2009, September 2009 and December 2009, respectively. Interest on these notes is at 8% per annum and is payable quarterly in cash or the Company’s common stock at the option of the Company. The Company originally issued warrants to purchase 100,000 shares of common stock at $12.50 per share for five years in connection with the notes executed from September 2005 to April 2006. In conjunction with the notes executed in May 2006, the outstanding warrants were cancelled and replaced with warrants to purchase 3,000,000 shares of common stock at $1.25 per share for seven years. For the notes executed in July, September and December 2006, the Company issued warrants to purchase a total of 4,500,000 shares of common stock at $.15 to $.22 per share for seven years. Non-cash interest expense of $605,000 representing the fair value of the warrants issued as replacement for the outstanding warrants in May 2006 was recorded in Fiscal 2006. Fees of approximately $812,000 incurred in connection with securing these loans were recorded as a deferred financing charge. In addition, the entire principal plus any accrued and unpaid interest associated with these notes is convertible, at the holder’s option, into the Company’s common stock at a conversion price of 65% of the average of the three lowest intraday trading prices of the common stock for the twenty trading days preceding the date that the holders elect to convert. A discount to debt totaling $1,697,471 ($1,357,865 for the fair value of the conversion feature of these notes and $339,606 for the incremental fair value of the warrants issued in connection with these notes) was recorded during Fiscal 2005, 2006 and 2007 and is being amortized over the terms of the notes. The unamortized discount was $1,228,504 as of December 31, 2006. The collateral pledged by the Company to secure these notes includes all assets of the Company. A liability of approximately $2,302,000 was recorded for the fair value of the warrants issued in connection with the $4,790,000 of notes and the conversion feature, which was reduced to its market value of approximately $1,657,000 at December 31, 2006. As of December 31, 2006, notes totaling $210,901 were converted into 7,095,000 shares of common stock.

From April to August 2005, the Company executed convertible notes with an individual in the total principal amount of $650,000 with interest at 10%. Each note has a maturity date of six months from the date of the note and is payable in ten monthly installments plus accrued interest commencing on the maturity date of the note. The notes, that were due in variable monthly installments plus accrued interest from October 1, 2005 and June 30, 2006, were outstanding at December 31, 2006. Under the terms of the notes, the entire unpaid principal balance and accrued interest shall become due and payable upon the occurrence of any default by the Company in the payment of interest and principal on the due date thereof and any such default that remains unremedied for twenty business day following written notice to the Company by the holder. No written notice of default from the holders of these notes has been received by the Company. The Company issued warrants to purchase 650,000 shares of common stock at $1.65 to $4.95 per share for three years in connection with these notes. In addition, the entire principal plus accrued interest associated with these notes is convertible into the Company’s common stock at a conversion price of the lesser of the closing price of the common stock on the date of the loan or 85% of the average closing price of the common stock for the five trading days preceding the notice of conversion. In no event shall the conversion price be lower than 50% of the closing price of the common stock on the date of the loan. A discount to debt totaling $172,930 ($156,800 for the value of the conversion feature of these notes and $16,130 for the value of the warrants issued in connection with these notes) was recorded during fiscal year 2005 and was fully amortized over the term of the notes. A liability of approximately $173,000 was recorded for the fair value of the warrants issued in connection with the $650,000 of notes and the conversion feature, which was reduced to its market value of $28 at December 31, 2006.

In April and June 2005, the Company raised net proceeds of approximately $1,335,000 from the sale of 1,500,000 shares of Series E Redeemable Convertible Preferred Stock with a face value of $1,500,000 and warrants to purchase 3,000 shares of the Company’s common stock. The 1,500,000 shares of Series E Preferred Stock are convertible into common stock at the lesser of $4.00 per share or 80% of the average of the three lowest closing bid prices for the ten trading days immediately prior to the notice of conversion, subject to adjustments and limitations, and the warrants are exercisable at $4.20 per share for a period of three years. A liability of approximately $1,087,000 was recorded for the original fair value of the warrants and the conversion feature, which was reduced to its market value of approximately $135,000 at December 31, 2006. As of December 31, 2006, 881,661 shares of this preferred stock had been converted into 5,265,571 shares of common stock and 618,339 shares remained. Upon the occurrence of specific events, the holders of the Series E Redeemable Convertible Preferred Stock are entitled to redeem these shares under certain provisions of the agreement covering the purchase of the preferred stock

    In December 2004, the Company sold 1,285 shares of Series A Redeemable Convertible Preferred Stock and warrants to purchase 12,000 shares of common stock for which it received net proceeds of approximately $1,160,000. The Series A Redeemable Convertible Preferred Stock, with a face value of $1,285,000, was convertible into common stock at the lesser of $6.00 per share or 85% of the average of the three lowest closing bid prices, as reported by Bloomberg, for the ten trading days immediately prior to the notice of conversion subject to adjustments and floor prices. The warrants are exercisable at $6.30 per share. A liability of approximately $1,058,260 was recorded for the original fair value of the warrants and the conversion feature, which was reduced to its market value of $216 at December 31, 2006. As of December 31, 2006, 1,135 shares of this preferred stock had been converted into 452,156 shares of common stock and the remaining 150 shares of Series A redeemable convertible preferred stock, with a face value of $150,000, were redeemed by the Company in October 2005 for $155,417 which included accrued dividends of $5,417.

    The cash available at December 31, 2006 and the anticipated customer receipts are expected to be sufficient to fund the operations of the Company through February 2007. Beyond that time, the Company will require significant additional financing from outside sources to fund its operations. The Company plans to continue working with placement agents and/or investment fund managers in order to raise additional capital during Fiscal 2007 from the sales of equity and/or debt securities. The Company plans to use the proceeds from these financings to provide working capital and capital equipment funding to operate the Company, to expand the Company’s business, to further develop and enhance the ORALscreen drug screening systems and to pursue the development of in-vitro oral fluid diagnostic testing products. However, there can be no assurance that these financings will be achieved.

    Management continues to expect that operating revenues will grow during Fiscal 2007 and beyond as employment continues to rise in the United States as employers expand their use of random drug testing, and the Company is able to convert employers to using ORALscreen, Avitar’s oral fluid drug testing products. In order to achieve the revenue growth, the Company has begun to significantly increase its direct sales force and implement an expanded, targeted marketing program. ORALscreen, as an instant on-site diagnostic test, is part of the fastest growing segment of the diagnostic test market. Inventories are currently at appropriate levels for anticipated sales volumes and the Company, with its production capacity, expects to be able to maintain inventories at optimal levels. Based on current sales, expense and cash flow projections, the Company believes that the current level of cash and cash equivalents on hand and, most importantly, a portion of the anticipated net proceeds from the future financings mentioned above would be sufficient to fund operations until the Company achieves profitability. There can be no assurance that the Company will consummate the above-mentioned future financings, or that any or all of the net proceeds sought thereby will be obtained. Furthermore, there can be no assurance that the Company will have sufficient resources to achieve the anticipated growth. Once the Company achieves profitability, the longer-term cash requirements of the Company to fund operating activities, purchase capital equipment, expand the existing business and develop new products are expected to be met by the anticipated cash flow from operations and proceeds from the financings described above. However, because there can be no assurances that sales will materialize as forecasted, management will continue to closely monitor and control discretionary costs at the Company and will continue to actively seek the needed additional capital.

As a result of the Company’s recurring losses from operations and working capital deficit, the report of its independent registered public accounting firm relating to the financial statements for Fiscal 2006 contains an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern. Such report states that the ultimate outcome of this matter could not be determined as of the date of such report (December 11, 2006). The Company’s plans to address the situation are presented above. However, there are no assurances that these endeavors will be successful or sufficient.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces APB Opinions No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” An Amendment of APB Opinion No. 28.  SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections.  It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error.  SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and therefore, was effective for the Company beginning October 1, 2006.  The adoption of SFAS 154 by the Company has not had a material impact on its consolidated results of operations or financial condition.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109”.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return.  It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its consolidated financial statements but does not expect that it will have a material impact.

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006 and therefore, was effective for the Company beginning October 1, 2006. The adoption of SFAS 155 by the Company has not had a material impact on consolidated financial statements.

In March 2006, the FASB issued EITF 06−03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)”that clarifies how a company discloses its recording of taxes collected that are imposed on revenue-producing activities. EITF 06−03 is effective for the first interim reporting period beginning after December 15, 2006, and thus the Company is required to adopt this standard as of January 1, 2007, in the second quarter of its fiscal year 2007. The Company is evaluating the impact, if any, that EITF 06−03 may have on its consolidated financial statements.

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” to provide guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Under SAB No.108, companies should evaluate a misstatement based on its impact on the current year income statement, as well as the cumulative effect of correcting such misstatements that existed in prior years existing in the current year’s ending balance sheet. SAB No. 108 was effective for the Company beginning October 1, 2006. The adoption of SAB No. 108 Company has not had an effect on its consolidated financial statements.

In December 2006, the Financial Accounting Standards Board (FASB) issued FASB Staff Position Number 00-19-2, “Accounting for Registration Payment Arrangements” ("FSP EITF 00-19-2").  FSP EITF 00-19-2 addresses an issuer’s accounting for registration payment arrangements. FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies.  FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of FSP EITF 00-19-2 (December 21, 2006). For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The Company is evaluating what effect, if any, FSP EITF 00-19-2 may have on its consolidated financial statements.

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

    Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Such factors include, but are not limited to the following: product demand and market acceptance risks, the effect of economic conditions, results of pending or future litigation, the impact of competitive products and pricing, product development and commercialization, technological difficulties, government regulatory environment and actions, trade environment, capacity and supply constraints or difficulties, the result of financing efforts, actual purchases under agreements and the effect of the Company’s accounting policies.

Item 3.  Controls and Procedures

    (a) Evaluation of Disclosure Controls and Procedures

    Our management, including our chief executive officer and chief financial officer, have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2006, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based upon that evaluation, our chief executive officer and chief financial officer have concluded that as of such date, our disclosure controls and procedures in place are adequate and effective to ensure material information and other information requiring disclosure is identified and communicated on a timely basis.

    (b) Changes in Internal Control Over Financial Reporting

    There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II Other Information

Item 1. Legal Proceedings

As previously reported, on August 16, 2006, a Complaint was filed in United States District Court, District of New Jersey, by Sun Biomedical Laboratories, Inc., Plaintiff, against Avitar Technologies, Inc., Defendant, a wholly-owned subsidiary of Avitar. In the Complaint, Plaintiff alleged among other things breaches of contract, patent infringement and unfair competition and it seeks damages and injunctions. A Summons in this case was not issued until September 22, 2006 and the Summons was not delivered to Avitar until October 13, 2006.

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

In its answer to this Complaint filed with the court on December 4, 2006, the Company denied substantially all allegations of the Plaintiff and made a significant counter claim against the Plaintiff for damages suffered by the Company as a result of the Plaintiff’s failure to perform in accordance with the 1999 Product Development Agreement. In January 2007, the Plaintiff denied substantially all of the allegations included in the Company’s counterclaim against the Plaintiff.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended December 31, 2006 the Company issued to holders of the Series E preferred stock 3,319,323 shares of the Company’s common stock upon the conversion of 69,522 shares of their preferred stock. In addition, the Company issued 4,200,000 shares of common stock to note holders upon conversion of long-term debt of $70,239. The exemption for registration of these securities is based upon Section 4(2) of the Securities Act because the issuances were made to accredited investors in private placements.

Item 6.  Exhibits

(a) Exhibits:

Exhibit No.	Document
31.1 31.2 32.1 32.2

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

                                                                                     Avitar, Inc.
                                                                                     (Registrant)

Dated: February 14, 2007    /S/ Peter P. Phildius
                                                                                   Peter P. Phildius
                                                                                   Chairman and Chief Executive Officer
                                                                                   (Principal Executive Officer)

Dated: February 14, 2007    /S/ J.C. Leatherman, Jr.
                                                                                   J.C. Leatherman, Jr.
                                                                                   Chief Financial Officer
                                                                                  (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Document
31.1 31.2 32.1 32.2

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