Form 10QSB
period 2007-03-31
AVITAR INC /DE/
filed 2007-05-15
CIK 814008

U.S. Securities and Exchange Commission
Washington, D.C. 20549
Form 10-QSB

(Mark One)

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007.

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

Common Stock: 27,280,981
As of May 10, 2006

Transitional Small Business Disclosure Format
(Check One):  [ ] Yes ; [x] No

Page 1 of 34 pages
Exhibit Index is on Page 30

Table of Contents

                                                                                                                                                                               Page

Part I:  Financial Information                                                                                                                      3

Item 1  Consolidated Financial Statements
Balance Sheet        4
Statements of Operations            5
Statement of Stockholders' Deficit         6
Statements of Cash Flows           7
Notes to Consolidated Financial Statements                                       8

Item 2  Management's Discussion and Analysis or Plan of Operation                               18

Item 3  Controls and Procedures                                                                                                25

Part II: Other Information                                                                                                                                        26

Item 1  Legal Proceedings                                                                                                           27
Item 2  Unregistered Sales of Equity Securities and Use of Proceeds                                 27

Item 6   Exhibits                                                                                                                             27

Signatures                                                                                                                                                                  29

Exhibit Index                                                                                                                                                              30
Certifications                                                                                                                                                             31

Part I Financial Information

Item 1. FINANCIAL STATEMENTS

Avitar, Inc. and Subsidiaries
Consolidated Balance Sheet
March 31, 2007
(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,333
Accounts receivable, net of reserve of $3,863	189,302
Inventories	314,555
Prepaid expenses and other current assets	111,163
Assets of discontinued operation (Note 3)	60,213
Total current assets	698,566

PROPERTY AND EQUIPMENT, net	252,521
OTHER ASSETS	772,987
Total Assets	$1,724,074

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Notes payable (Note 5)	$152,617
Convertible notes payable (Note 5)	650,000
Accounts payable	711,017
Accrued expenses	1,380,257
Current portion of long-term capital leases	6,971
Current portion of deferred lessor incentive	13,400
Fair value of warrants (Note 10)	292,313
Fair value of embedded derivatives (Note 10)	1,419,866
Liabilities of discontinued operation (Note 3)	41,181
Total current liabilities	4,667,622

CONVERTIBILE LONG-TERM NOTES PAYABLE	3,547,917
DEFERRED LESSOR INCENTIVE, LESS CURRENT PORTION	30,150
Total liabilities	8,245,689

REDEEMABLE CONVERTIBLE AND CONVERTIBLE PREFERRED
STOCK (Note 6)	3,197,065

COMMITMENTS

STOCKHOLDERS' DEFICIT:
Series B convertible preferred stock, $.01 par value; authorized
5,000,000 shares; 5,689 shares issued and outstanding	58
Common Stock, $.01 par value; authorized 100,000,000 shares;
23,780,981 shares issued and outstanding	237,810
Additional paid-in capital	49,570,426
Accumulated deficit	(59,526,974)
Total stockholders' deficit	(9,718,680)
Total Liabilities, Preferred Stock and Stockholders' Deficit	$1,724,074

See accompanying notes to consolidated financial statements.

Avitar, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	THREE MONTHS ENDED MARCH 31,		SIX MONTHS ENDED MARCH 31,
	2007	2006	2007	2006

SALES	$712,794	$1,175,758	$1,661,608	$1,960,365

OPERATING EXPENSES
Cost of sales	573,564	804,242	1,241,217	1,369,729
Selling, general and administrative expenses	888,255	972,350	1,786,534	1,948,239
Research and development expenses	81,341	109,248	173,265	238,954
Total operating expenses	1,543,160	1,885,840	3,201,016	3,556,922

LOSS FROM OPERATIONS	(830,366)	(710,082)	(1,539,408)	(1,596,557)

OTHER INCOME (EXPENSE)
Interest expense and financing costs	(336,371)	(175,851)	(646,546)	(389,086)
Other income (expense), net	280,930	(128,640)	379,977	(7,298)
Total other income (expense), net	(55,441)	(304,491)	(266,569)	(396,384)

LOSS FROM CONTINUING OPERATIONS	(885,807)	(1,014,573)	(1,805,977)	(1,992,941)

DISCONTINUED OPERATIONS (Note 3)
Loss from the opertions of BJR	(13,290)	(20,413)	(36,508)	(53,974)
Income from disposal of USDTL	-	-	-	120,000
Income (loss) from discontinued operations	(13,290)	(20,413)	(36,508)	66,026

NET LOSS	$(899,097)	$(1,034,986)	$(1,842,485)	$(1,926,915)

BASIC AND DILUTED LOSS PER SHARE FROM CONTINUING
OPERATIONS (Note 8)	$(0.05)	$(0.24)	$(0.12)	$(0.49)

BASIC AND DILUTED (LOSS) INCOME PER SHARE FROM DISCONTINUED
OPERATIONS (Note 8)	-	(0.01)	-	(0.01)

BASIC AND DILUTED LOSS PER SHARE (Note 8)	$(0.05)	$(0.25)	$(0.12)	$(0.48)

WEIGHTED AVERAGE
NUMBER OF COMMON SHARES OUTSTANDING	19,796,871	4,381,414	15,800,253	4,211,563

See accompanying notes to consolidated financial statements.

Avitar, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Deficit
Six Months Ended March 31, 2007
(Unaudited)

	Preferred Stock		Common Stock				Total
					Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Deficit

Balance at September 30, 2006	5,689	$58.00	8,505,036	$85,051	$49,340,197	$(57,608,867)	$(8,183,561)

Conversion of Series E preferred stock	-	-	4,475,945	44,759	51,221	-	95,980

Conversion of long-term convertible note	-	-	10,500,000	105,000	96,905	-	201,905

Stock based compensation					76,103		76,103

Stock issued for services			300,000	3,000	6,000		9,000

Accreation of preferred stock dividends	-	-	-	-	-	(75,622)	(75,622)

Net loss	-	-	-	-	-	(1,842,485)	(1,842,485)

Balance at March 31, 2007	5,689	$58	23,780,981	$237,810	$49,570,426	$(59,526,974)	$(9,718,680)

See accompanying notes to consolidated financial statements.

Avitar, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	SIX MONTHS ENDED MARCH 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:

Loss from continuing operations	$(1,805,977)	$(1,992,941)
Loss (income) from discontinued operations	(36,508)	66,026
Net loss	(1,842,485)	(1,926,915)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	76,227	81,151
Amortization of debt discount and deferred financing costs	425,080	259,398
Amortization of deferred lessor incentive	(6,700)	(6,700)
Expense for stock based compensation	76,103	-
Common stock issued for services	9,000	-
(Income) expense from changes in value of embedded derivatives
and warrants	(379,402)	8,524
Changes in operating assets and liabilities:
Accounts receivable	371,801	100,069
Inventories	(42,757)	(49,967)
Prepaid expenses and other current assets	31,403	74,164
Other assets	-	8,542
Accounts payable and accrued expenses	446,190	109,057
Deferred revenue	(4,400)	(150)
Net assets of discontinued operations	(7,926)	(36,932)
Net cash used in operating activities	(847,866)	(1,379,759)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	(8,011)	(85,957)
Net cash used in investing activities	(8,011)	(85,957)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of notes payable and long-term debt	(41,733)	(119,437)
Sales of redeemable preferred stock, common stock and warrants	-	2,840
Net proceeds from issuance of convertible long-term debt	640,400	1,380,000
Redemption of Series A redeemable convertible preferred stock	-	(150,000)
Payment of cash dividend on Seires A redeemable convertible preferred stock	-	(5,417)
Net cash provided by financing activities	598,667	1,107,986

NET DECREASE IN CASH AND CASH EQUIVALENTS	(257,210)	(357,730)

CASH AND CASH EQUIVALENTS, beginning of the period	280,543	400,363

CASH AND CASH EQUIVALENTS, end of the period	$23,333	$42,633

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period:
Income taxes	$-	$-
Interest	$6,444	$23,317

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:

During the six months ended March 31, 2007, 94,301 shares of
Series E redeemable convertible preferred stock were converted into
4,475,945 shares of common stock.

During the six months ended March 31, 2007, convertible long-term debt of $169,109 was converted into 10,500,000 shares of
common stock.

During the six months ended March 31, 2007, 300,000 shares of common stock were issued for consulting services.

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

Avitar, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

    Avitar, Inc. (the “Company” or “Avitar”) through its wholly-owned subsidiary Avitar Technologies, Inc. (“ATI”) develops, manufactures, markets and sells diagnostic test products and proprietary hydrophilic polyurethane foam disposables fabricated for medical, diagnostics, dental and consumer use. During the first half of Fiscal 2007, the Company continued the development and marketing of innovative point of care oral fluid drugs of abuse tests, which use the Company’s foam as the means for collecting the oral fluid sample. Through its wholly owned subsidiary, BJR Security, Inc. (‘BJR”), the Company provided specialized contraband detection and education services. Avitar sells its products and services to employers, diagnostic test distributors, large medical supply companies, governmental agencies, schools and corporations. The Company operates in one reportable segment since revenues of its contraband detection business represent an immaterial portion of its total revenues.

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

Due to the current financial condition at Avitar, the Company has been considering selling assets and/or operations. On May 1, 2007, Avitar consummated a sale of the business of its BJR subsidiary for $40,000, payable no later than April 30, 2012. Due to the length of the payment period, payments will be recorded as income when they are received (see Note 3). The USDTL and BJR business have been treated as discontinued operations.

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-QSB and Regulation S-B (including Item 310(b) thereof). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended March 31, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 2007. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended September 30, 2006. The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations and has a working capital deficit of $3,969,056 and a stockholders’ deficit of $9,718,680 as of March 31, 2007. In fiscal 2006, the Company raised gross proceeds of $3,270,000 from long-term convertible notes. During December 2006 and March 2007, the Company raised gross proceeds of $745,000 from long-term convertible notes (see Note 5). The Company is working with placement agents and investment fund managers to obtain additional equity or debt financing. Based upon cash flow projections, the Company believes the anticipated cash flow from operations and most importantly, the expected net proceeds from future equity financings will be sufficient to finance the Company's operating needs until the operations achieve profitability. There can be no assurances that forecasted results will be achieved or that additional financing will be obtained. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Inventories

At March 31, 2007, inventories consist of the following:

Raw Materials                                                     $149,153
Work-in-Process                                                    86,721
Finished Goods      78,681
Total                                                     $314,555

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

During April 2007, the Company decided to sell BJR’s business. On May 1, 2007, the Company consummated the sale. Under the terms of the sale, the Company will be paid $40,000 no later than April 30, 2012. Due to the length of the payment period, payments will be recorded as income when they are received. The accompanying financial statements reflect BJR as a discontinued operation. Following is a summary of the net assets of BJR.

March 31         2007

Accounts receivable                                                                                   $54,800
Property and equipment                                                                                 5,413
Total assets                                                                                                    60,213
                Accounts payable and accruals                                                                  41,181
Net assets                                                                                                     $ 19,032

The following is a summary of the results of discontinued operations for the three and six months ended March 31, 2007 and 2006:

	Three Months			Six Months
	Ended March 31,			Ended March 31,
Sales-BJR	2007		2006	2007		2006
Operating expenses-BJR		$102,375	$121,508		$198,588	$244,171
Other income-USDTL		115,665	141,921		235,096	298,145
Income (loss) from discontinued operations		-	-		-	120,000
	$	(13,290)	$(20,413)	$	(36,508)	$66,026

4. Major Customers

Customers in excess of 10% of total sales are:

           Three Months Ended March 31,                        Six Months Ended March 31,
                                                                                                                    2007                          2006                                    2007                                 2006
Customer A                                                              $ *                         $ 310,756                                 $ *                              $ 532,586

               * Not in excess of 10%

At March 31, 2007, accounts receivable from two customers totaled approximately 30% of accounts receivable..

5. Notes Payable and Short and Long-term Convertible Notes Payable

From September 2005 through March 2007, the Company executed notes payable with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC in the total principal amount of $5,015,000 which are payable at maturities from September 2008 through March 2010. Interest on these notes is at 8% per annum and is payable quarterly in cash or the Company’s common stock at the option of the Company. The Company originally issued warrants to purchase 100,000 shares of common stock at $12.50 per share for five years in connection with certain of these notes executed from September 2005 to April 2006. In conjunction with the notes executed in May 2006, the outstanding warrants were cancelled and replaced with warrants to purchase 3,000,000 shares of common stock at $1.25 per share for seven years. For the notes executed in July 2006, September 2006, December 2006 and March 2007, the Company issued warrants to purchase a total of 5,500,000 shares of common stock at $.10 to $.22 per share for seven years. Non-cash interest expense of $605,000 representing the fair value of the warrants issued as replacement for the outstanding warrants in May 2006 was recorded in fiscal 2006. Fees of approximately $879,000 incurred in connection with securing these loans were recorded as a deferred financing charge. In addition, the entire principal plus any accrued and unpaid interest associated with these notes is convertible, at the holder’s option, into the Company’s common stock at a conversion price of 65% (subsequently adjusted to 55% for notes executed after February 2006, see Note 11 below) of the average of the three lowest intraday trading prices of the common stock for the twenty trading days preceding the date that the holders elect to convert. A discount to debt totaling $1,782,259 ($1,421,653 for the fair value of the conversion feature of these notes and $360,606 for the incremental fair value of the warrants issued in connection with these notes) was recorded during fiscal 2005, 2006 and 2007 and is being amortized over the terms of the notes. The unamortized discount was $1,157,903 as of March 31, 2007. The collateral pledged by the Company to secure these notes includes all assets of the Company. A liability of approximately $2,387,000 was recorded for the fair value of the warrants issued in connection with the $5,015,000 of notes and the conversion feature, which was reduced to its market value of approximately $1,434,000 at March 31, 2007. Through March 31, 2007, notes totaling $309,771 were converted into 13,395,000 shares of common stock.

From April to August 2005, the Company executed convertible notes with an individual in the total principal amount of $650,000 with interest at 10%. Each note has a maturity date of six months from the date of the note and is payable in ten monthly installments plus accrued interest commencing on the maturity date of the note. The notes, that were due in variable monthly installments plus accrued interest from October 1, 2005 and June 30, 2006, were outstanding at March 31, 2007. Under the terms of the notes, the entire unpaid principal balance and accrued interest shall become due and payable upon the occurrence of any default by the Company in the payment of interest and principal on the due date thereof and any such default that remains unremedied for twenty business day following written notice to the Company by the holders. No written notice of default from the holders of these notes has been received by the Company. The Company issued warrants to purchase 650,000 shares of common stock at $1.65 to $4.95 per share for three years in connection with these notes. In addition, the entire principal plus accrued interest associated with these notes is convertible into the Company’s common stock at a conversion price of the lesser of the closing price of the common stock on the date of the loan or 85% of the average closing price of the common stock for the five trading days preceding the notice of conversion. In no event shall the conversion price be lower than 50% of the closing price of the common stock on the date of the loan. A discount to debt totaling $172,930 ($156,800 for the value of the conversion feature of these notes and $16,130 for the value of the warrants issued in connection with these notes) was recorded during fiscal year 2005 and was fully amortized over the term of the notes. A liability of approximately $173,000 was recorded for the fair value of the warrants issued in connection with the $650,000 of notes and the conversion feature, which was reduced to its market value of $0 at March 31, 2007.

6. Convertible and Redeemable Convertible Preferred Stock

	Number of	Face	Less Costs and Proceeds Allocated to Warrants and Conversion	Accretion To Redemption	Accretion of	Carrying
Instrument	Shares	Value	Features	Value	Dividends	Value
Series E Redeemable Convertible Preferred Stock	593,560	$593,560	$430,133	$430,133	$64,323	$657,883
Series C Convertible Preferred Stock	28,608	145,000	-	-	-	145,000
6% Convertible Preferred Stock	2,000	2,000,000	-	-	394,182	2,394,182
Total					$458,505	$3,197,065

The Series C and 6% Convertible Preferred Stock is carried on the balance sheet outside permanent equity as the Company cannot be sure it has adequate authorized shares for their conversion as of March 31, 2007. Upon the occurrence of specific events, the holders of the Series E Redeemable Convertible Preferred Stock are entitled to redeem these shares under certain provisions of the agreement covering the purchase of the preferred stock. Accordingly, these securities were not classified as permanent equity.

In April and June 2005, the Company raised net proceeds of approximately $1,335,000 from the sale of 1,500,000 shares of Series E Redeemable Convertible Preferred Stock with a face value of $1,500,000 and warrants to purchase 3,000 shares of the Company’s common stock. The 1,500,000 shares of Series E Preferred Stock are convertible into Common Stock at the lesser of $4.00 per share or 80% of the average of the three lowest closing bid prices for the ten trading days immediately prior to the notice of conversion, subject to adjustments and limitations, and the warrants are exercisable at $4.20 per share for a period of three years. The warrants and the conversion feature resulted in a deemed dividend of $1,087,000 being recorded and included in the earnings per share calculation for the year ended September 30, 2005. A liability of approximately $1,087,000 was recorded for the original fair value of the warrants and the conversion feature, which was reduced to its market value of approximately $132,000 at March 31, 2007. As of March 31, 2007, 906,440 shares of this preferred stock had been converted into 6,422,193 shares of common stock and 593,560 were outstanding.

In December 2004, the Company sold 1,285 shares of Series A Redeemable Convertible Preferred Stock and warrants to purchase 12,000 shares of common stock for which it received net proceeds of approximately $1,160,000. The Series A Redeemable Convertible Preferred Stock, with a face value of $1,285,000, was convertible into common stock at the lesser of $6.00 per share or 85% of the average of the three lowest closing bid prices, as reported by Bloomberg, for the ten trading days immediately prior to the notice of conversion subject to adjustments and floor prices. The warrants are exercisable at $6.30 per share. The warrants and the conversion feature resulted in a deemed dividend of $1,058,260 being recorded and included in the earnings per share calculation for the year ended September 30, 2005. A liability of approximately $1,058,260 was recorded for the original fair value of the warrants and the conversion feature, which was reduced to its market value of $24 at March 31, 2007. As of March 31, 2007, 1,135 shares of this preferred stock had been converted into 452,156 shares of common stock and the remaining 150 shares of Series A redeemable convertible preferred stock, with a face value of $150,000, were redeemed by the Company in October 2005 for $155,417 which included accrued dividends of $5,417.

The 28,608 shares of Series C convertible Preferred Stock entitle the holder of each share, on each anniversary date of the investment, to convert into the number of shares of common stock derived by dividing the purchase price paid for each share of the preferred stock by the average price of the Company’s common stock for the five trading days prior to conversion subject to anti-dilution provisions and receive royalties of 5% of revenues related to disease diagnostic testing from the preceding fiscal year. There were no royalties earned for the six months ended March 31, 2007 or 2006. After one year from the date of issuance, the Company may redeem all or any portion of this preferred stock by the issuance of the Company’s common stock, the number of shares of which shall be derived by dividing the redemption price, as defined, by the average closing price of the Company’s common stock for the five trading days prior to the redemption date, and liquidating distributions of an amount per share equal to the amount of unpaid royalties due to the holder in the event of liquidation. None of these shares was converted into common stock during the six months ended March 31, 2007 or 2006.

7. Common and Series B Convertible Preferred Stock

During the six months ended March 31, 2007, the Company issued a total of 14,975,945 shares of common stock to holders who converted 94,301 shares of Series E redeemable convertible preferred stock and $160,109 of long-term convertible notes. In addition, the Company issued 300,000 shares of common stock as payment for consulting services. Dividends for Series B convertible preferred stock amounted to $887 for the six months ended March 31, 2007 and the total amount of unpaid and undeclared dividends was $9,089.

8. Loss Per Share

The following data show the amounts used in computing earnings per share:

	Three Months				Six Months
	Ended March 31,				Ended March 31,
		2007		2006		2007		2006
Loss from continuing operations	$	(885,807)		$(1,014,573)		$(1,805,977)		$(1,992,941)
Less: Preferred Stock Dividends		(37,401)		(39,718)		(76,509)		(82,153)
Loss attributable to common stockholders from continuing operations		(923,208)		(1,054,291)		(1,882,486)		(2,075,094)
Add: Income (loss) from discontinued operations		(13,290)		(20,413)		(36,508)		66,026
Net loss attributable to common stockholders used in basic and diluted EPS	$	(936,498)	$	(1,074,704)		$(1,918,994)		$(2,009,068)
Weighted average number of common shares outstanding		19,796,871		4,381,414		15,800,253		4,211,563
Loss per share applicable to common stockholders before discontinued operations	$	(0.05)	$	(0.24)	$	(0.12)	$	( .49)
Impact of discontinued operations		-		(0.01)		-		.01
Basic and diluted loss per share applicable to common stockholders	$	(0.05)	$	(0.25)	$	(0.12)	$	( .48)

9. Stock Based Compensation

The Company adopted SFAS No. 123 (Revised 2004), “Share-Based Payment” (‘SFAS 123R”), effective October 1, 2006. SFAS 123R requires the recognition of fair value of stock-based compensation as an expense in the calculation of net income. The Company recognizes stock-based compensation ratably over the vesting period of the individual equity instruments. All stock awards outstanding on March 31, 2007 have been accounted for as equity instruments based on the provisions of SFAS 123R. Prior to October 1, 2006, the Company followed the Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees”, and the related interpretations in accounting for stock-based compensation.

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

Under the provisions of SFAS 123R, the Company recorded $33,371 and $76,103 of stock based compensation expense on its unaudited consolidated statement of operations for the three and six months ended March 31, 2007, respectively.

During the quarter and six months ended March 31, 2007, no options were granted under stock option plans and no shares subject to purchase under the employee stock purchase plan were issued.

The Company has assumed an annualized forfeiture rate of 0.0% for its options. Under the true-up provisions of SFAS 123R, the Company will record a recovery of prior expense if the actual forfeiture is higher than estimated. The unamortized fair value of stock options as of March 31, 2007 was $241,000 which is expected to be recognized over the weighted average remaining period of 2.5 years.

The following table summarizes activity under all stock option plans for the six months ended March 31, 2007:
	Shares		Exercise	Remaining	Aggregate
	Available	Number	Price Per	Contractual	Intrinsic
	for Grant	Outstanding	Share	Term(years)	Value

Balance at September 30, 2006	1,042,000	179,079	$ 9.77	4.6	$ 0.00
Options authorized	-	-	-
Options granted	-	-	-
Options exercised	-	-	-
Options cancelled	-	-	-

Balance at December 31, 2006	1,042,000	179,079	$19.77	4.4	$0.00
Options authorized	-	-	-
Options granted	-	-	-
Options exercised	-	-	-
Options cancelled	-	-	-

Balance at March 31, 2007	1,042,000	179,079	$19.77	4.0	$0.00
Exercisable at March 31, 2007		105,188	$25.19	3.8

SFAS 123R requires the presentation of pro forma information for the comparative period prior to the adoption as if we had accounted for all our employee stock options under the fair value method of the original SFAS 123. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123R for stock-based employee compensation to the prior-year periods.

	For the three Months Ended	For the six Months Ended
	March 31,	March 31,
	2006	2006
Net loss Add: stock based employee compensation expense included in reported net loss, net of tax	$(1,034,986)	$(1,926,915)
Deduct: total stock based employee compensation expense determined under the fair value based method for all awards, net of tax	-	-
Pro forma net loss	(30,742)	(61,337)
Loss per share: Basic and diluted - as reported	$(1,065,728)	$ (1,988,252)
Basic and diluted - pro forma	$(.24)	$(.47)
	(.24)	(.47)

In determining the pro forma amounts above, the Company estimated the fair value of each option granted using the Black-Scholes option pricing model with the following assumptions:

 March 31                                                                                                 2006
Risk free interest rate                                                                             4.3%
Expected dividend yield                                                                          -
Expected lives                                                                                     5-9 years
Expected volatility                                                                                   80%

Options granted during the quarter and six months ended March 31, 2006 totaled 7,000. The weighted average fair value of options granted during the six months ended March 31, 2006 was $.42.

10. Derivatives

The Company has issued and outstanding convertible debt and certain convertible equity instruments with embedded derivative features. The Company analyzes these financial instruments in accordance with SFAS No. 133 and EITF Issue Nos. 00-19 and 05-02 to determine if these hybrid contracts have embedded derivatives which must be bifurcated. In addition, free-standing warrants are accounted for as equity or liabilities in accordance with the provisions of EITF Issue No. 00-19. As of March 31, 2007, the Company could not be sure it had adequate authorized shares for the conversion of all outstanding instruments due to certain conversion rates which vary with the fair value of the Company’s common stock and therefore all embedded derivatives and freestanding warrants are recorded at fair value, marked-to-market at each reporting period, and are carried on separate lines of the accompanying balance sheet. If there is more than one embedded derivative, their value is considered in the aggregate. As of March 31, 2007, the fair value was $1,419,866 for the embedded derivatives and $292,313 for the warrants.

11. Subsequent Events

Subsequent to March 31, 2007, the Company executed additional notes payable with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC in the total principal amount of $250,000. Interest on these notes is at 8% per annum and is payable quarterly in cash or the Company’s common stock at the option of the Company. The Company issued warrants to purchase 10,000,000 shares of common stock at $.01 per share for seven years in connection with these notes. The entire principal plus any accrued and unpaid interest associated with these notes is convertible, at the holder’s option, into the Company’s common stock at a conversion price of 55% of the average of the three lowest intraday trading prices of the common stock for the twenty trading days preceding the date that the holders elect to convert. In addition, the conversion prices of outstanding notes payable to the same holders in the aggregate principal amount of $2,515,000 issued from April 2006 through March 2007 were adjusted from 65% to 55% of the average of the three lowest intraday trading prices of the common stock for the twenty trading days preceding the date that the holders elect to convert.

From April 1, 2007 to May 10, 2007, the Company issued to holders of convertible notes 3,500,000 shares of common stock upon conversion of long-term notes totaling $45,255.

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

In March 2006, the FASB issued EITF 06−03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)”that clarifies how a company discloses its recording of taxes collected that are imposed on revenue-producing activities. EITF 06−03 was effective for the Company beginning January 1, 2007. The adoption of ETIF 06-03 has not had a material impact on its consolidated financial statements.

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

In December 2006, the FASB issued FASB Staff Position Number 00-19-2, “Accounting for Registration Payment Arrangements” ("FSP EITF 00-19-2").  FSP EITF 00-19-2 addresses an issuer’s accounting for registration payment arrangements. FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies.  FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of FSP EITF 00-19-2 (December 21, 2006). For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The Company is evaluating what effect, if any, FSP EITF 00-19-2 may have on its consolidated financial statements.

13.  Legal Proceedings

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

In its answer to this Complaint filed with the court on December 4, 2006, the Company denied substantially all allegations of the Plaintiff and made a significant counter claim against the Plaintiff for damages suffered by the Company as a result of the Plaintiff’s failure to perform in accordance with the 1999 Product Development Agreement. In January 2007, the Plaintiff denied substantially all of the allegations included in the Company’s counterclaim against the Plaintiff. In April 2007, a conference was held with the Judge assigned to this case and a schedule was established for the discovery process and the trial.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing elsewhere in this report.

Results of Operations

Revenues
Sales for the three months ended March 31, 2007 decreased $462,964, or approximately 39%, to $712,794 from $1,175,758 for the corresponding period of the prior year. For the six months ended March 31, 2007, sales decreased $298,757, or approximately 15%, to $1,661,608 from $1,960,365. The change for the three and six months ended March 31, 2007 primarily reflects a decrease in the volume of sales for its Foam Products resulting from the transition to a new US distributor on January 1, 2007 for Hydrasorb® wound dressings. The Company expects sales volume of the Hydrasorb wound dressings to improve as the distributor completes the introduction of these dressings to its product line.

Operating Expenses

Cost of sales for the three months ended March 31, 2007 were approximately 80% of sales compared to the cost of sales of approximately 68% of sales for the three months ended March 31, 2006. For the six months ended March 31, 2007, the cost of sales was 75% compared to 70% of sales for the same period of Fiscal 2006. The change for Fiscal 2007 resulted primarily from the decrease in sales described above.

Selling, general and administrative expenses for the three months ended March
31, 2007 decreased $84,095, or approximately 9%, to $888,255 from $972,350 for the corresponding period of the prior year. For the six months ended March 31, 2007, selling, general and administrative expenses decreased $161,705 or approximately 8%, to $1,786,534 from $1,948,239 for the six months ended March 31, 2006. The change for the three-month period ended March 31, 2007 primarily resulted from expense reductions of approximately $27,000 for consulting fees, $59,000 for salary and payroll related costs for various sales and marketing positions, $28,000 for insurance premiums and $45,000 for various other administrative items; offset in part by an increase of approximately $13,000 for legal fees, $35,000 for investor relations and $27,000 for stock-based compensation. The change for the six-months ended March 31, 2007 primarily resulted from expense reductions of approximately $76,000 for consulting fees, $89,000 for salary and payroll related costs for various sales and marketing positions, $42,000 for insurance premiums and $118,000 for various other administrative items; offset in part by an increase of approximately $27,000 for legal fees, $73,000 for investor relations and $63,000 for stock-based compensation. In order to achieve revenue growth, the Company will most likely need to incur increased expenses to hire additional direct sales staff and expand marketing programs as sufficient additional funding becomes available.

Expenses for research and development for the three months ended March 31, 2007 amounted to $81,341 compared to $109,248 for the corresponding period of the prior year, a decrease of $27,907. For the six months ended March 31, 2007, expenses for research and development were $173,265 versus $238,954 for the six months ended March 31, 2006, a decrease of $65,689. The decrease for the quarter ended March 31, 2007 was primarily attributable to reductions of $36,000 for salary expense and $9,000 for various other development related expenses; offset in part by an increase of approximately $14,000 for consulting fees and trial studies and $3,000 for stock based compensation. The change for the six months ended March 31, 2007 resulted primarily from reduced salary and fringe benefit expenses of $62,000 and various development related expenses of $20,000; offset in part by increases of $10,000 for consulting fees and $6,000 for stock based compensation. Although research and development expenses were lower for the first half of Fiscal 2007, the Company must continue developing and enhancing its ORALscreen products and therefore, will most likely incur increased expenses for research and development as sufficient additional funding becomes available.

Other Income and Expense

Interest expense and financing costs were $336,371 for the three months ended March 31, 2007 compared to $175,851 incurred during the three months ended March 31, 2006. For the six months ended March 31, 2006, interest expense and financing costs amounted to $646,546 versus $389,086 for the corresponding period of Fiscal 2006. The increase for the three and six month periods ended March 31, 2007 resulted primarily from the interest, amortization of deferred financing costs and amortization of debt discount associated with the additional long-term note borrowings totaling approximately $2,515,000 that were completed by the Company from April 2006 through March 2007.

For the three months ended March 31, 2007, other income amounted to $280,930 compared to other expense of $128,640 for the three months ended March 31, 2006. Other income for the six months ended March 31, 2007 was $379,977 compared to other expense of $7,298 for the six months ended March 31, 2006. The changes for the quarter and six months ended March 31, 2007 from the corresponding periods of Fiscal 2006 occurred primarily from the changes in the fair market value of derivative securities and warrants.

Discontinued Operations

On December 16, 2003, the Company consummated the sale of the business and net assets, excluding cash, of its USDTL subsidiary. On May 1, 2007, Avitar consummated a sale of the business of its BJR subsidiary. For the three months ended March 31, 2007, the loss from operations of BJR was $13,290 compared to $20,413 for the corresponding period of the prior year. The loss from the operations of BJR amounted to $36,508 for the six months ended March 31, 2007 versus income from discontinued operations of $66,026 for the six months ended March 31, 2006 that was composed of income of $120,000 from the disposal of USDTL, offset in part by a loss from operations of BJR of $53,974. See Note 3 of the Consolidated Financial Statements.

Net Loss

Primarily as a result of the factors described above, the Company had a net loss of $899,097 for the three months ended March 31, 2007, as compared to net loss of $1,034,986 for the three months ended March 31, 2006. For the six months ended March 31, 2007, the Company had a net loss of $1,842,485 versus $1,926,915 for the corresponding period of Fiscal 2006. The loss per share was $.05 per basic and diluted share for the three months ended March 31, 2007 compared to a loss per share of $.25 per basic and diluted share for the three months ended March 31, 2006. For the six months ended March 31, 2007, the loss per share was $.12 per basic and diluted share versus a loss per share of $.48 per basic and diluted share for the six months ended March 31, 2006.

Financial Condition and Liquidity

At March 31, 2007, the Company had a stockholders’ deficit of $9,718,680 and cash and cash equivalents of $23,333. Cash flows from financing activities provided the primary source of funding during the six months ended March 31, 2007 and the Company will continue to rely on this type of funding until profitability is reached. The following is a summary of cash flows for the six month period ended March 31, 2007:

	March 31,
Sources (use) of cash flows	2007
Operating activities	$	(847,866)
Investing activities		(8,011)
Financing activities		598,667
Net decrease in cash and equivalents	$	(257,210)

Operating Activities. The net loss of $1,842,485 (composed of expenses totaling $3,884,090 less revenues and other income of $2,041,605) was the major use of cash by operations. When the net loss is adjusted for non-cash expenses such as depreciation and amortization, amortization of debt discounts, deferred financing costs, deferred rent, income from the changes in the fair market value of derivative securities and warrants and stock-based compensation, the cash needed to finance the net loss was $1,642,177. Working capital changes lowered operating cash requirements as a result of a reduction in accounts receivable of $371,801, a decrease in prepaid expenses and other current assets of $31,403 and an increase in accounts payable and accrued expenses of $446,190, primarily from the deferral of payments to vendors and interest payments on long-term convertible debt. In addition, operating cash was needed to finance an increase of $42,757 in inventory levels to meet anticipated demand for our products during the next six months and there was a decrease in deferred revenue that became recognized revenue in Fiscal 2007 of $4,400.

Investing and Financing Activities. Cash of $8,011 was used for additions to property, plant and equipment. To fulfill the major financing requirements of the business, the Company generated $640,400 through the issuance of long-term convertible notes (as described below); of which $41,733 was used to repay various short-term notes payable and capital lease obligations.

During FY 2007, the Company's cash requirements are expected to include primarily the funding of operating losses, the payment of outstanding accounts payable, the repayment of certain notes payable, the funding of operating capital to grow the Company’s drugs of abuse testing products and services, and the continued funding for the development of its ORALscreen product line.

In May 2007, the Company executed additional notes payable with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC in the total principal amount of $250,000. Interest on these notes is at 8% per annum and is payable quarterly in cash or the Company’s common stock at the option of the Company. The Company issued warrants to purchase 10,000,000 shares of common stock at $.01 per share for seven years in connection with these notes. The entire principal plus any accrued and unpaid interest associated with these notes is convertible, at the holder’s option, into the Company’s common stock at a conversion price of 55% of the average of the three lowest intraday trading prices of the common stock for the twenty trading days preceding the date that the holders elect to convert. In addition, the conversion prices of outstanding notes payable to the same holders in the aggregate principal amount of $2,515,000 issued from April 2006 through March 2007 were adjusted from 65% to 55% of the average of the three lowest intraday trading prices of the common stock for the twenty trading days preceding the date that the holders elect to convert.

The cash available at March 31, 2007, the anticipated customer receipts and the funds received from the financing in May 2007 are expected to be sufficient to fund the operations of the Company through May 2007. Beyond that time, the Company will require significant additional financing from outside sources to fund its operations. The Company plans to continue working with placement agents and/or investment fund managers in order to raise additional capital during Fiscal 2007 from the sales of equity and/or debt securities. The Company plans to use the proceeds from these financings to provide working capital and capital equipment funding to operate the Company, to expand the Company’s business, to further develop and enhance the ORALscreen drug screening systems and to pursue the development of in-vitro oral fluid diagnostic testing products. However, there can be no assurance that these financings will be achieved.

Management continues to expect that operating revenues will grow during the last half of Fiscal 2007 and beyond as employment continues to rise in the United States as employers expand their use of random drug testing, and the Company is able to convert employers to using ORALscreen, Avitar’s oral fluid drug testing products. However, due to the funding constraints described above, the Company had to initiate an expense reduction program which resulted in a decrease in its direct sales force and delayed the implementation of an expanded, targeted marketing program. ORALscreen, as an instant on-site diagnostic test, is part of the fastest growing segment of the diagnostic test market. Inventories are currently at appropriate levels for anticipated sales volumes and the Company, with its production capacity, expects to be able to maintain inventories at optimal levels. Based on current sales, expense and cash flow projections, the Company believes that the current level of cash and cash equivalents on hand and, most importantly, a portion of the anticipated net proceeds from the future financings mentioned above would be sufficient to fund operations until the Company achieves profitability. There can be no assurance that the Company will consummate the above-mentioned future financings, or that any or all of the net proceeds sought thereby will be obtained. Furthermore, there can be no assurance that the Company will have sufficient resources to achieve the anticipated growth. Once the Company achieves profitability, the longer-term cash requirements of the Company to fund operating activities, purchase capital equipment, expand the existing business and develop new products are expected to be met by the anticipated cash flow from operations and proceeds from the financings described above. However, because there can be no assurances that sales will materialize as forecasted, management will continue to closely monitor and control discretionary costs at the Company and will continue to actively seek the needed additional capital.

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

In March 2006, the FASB issued EITF 06−03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)”that clarifies how a company discloses its recording of taxes collected that are imposed on revenue-producing activities. EITF 06−03 was effective for the Company beginning January 1, 2007. The adoption of ETIF 06-03 has not had a material impact on its consolidated financial statements.

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

In December 2006, the FASB issued FASB Staff Position Number 00-19-2, “Accounting for Registration Payment Arrangements” ("FSP EITF 00-19-2").  FSP EITF 00-19-2 addresses an issuer’s accounting for registration payment arrangements. FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies.  FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of FSP EITF 00-19-2 (December 21, 2006). For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The Company is evaluating what effect, if any, FSP EITF 00-19-2 may have on its consolidated financial statements.

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

Item 3.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, including our chief executive officer and chief financial officer, have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2007, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based upon that evaluation, our chief executive officer and chief financial officer have concluded that as of such date, our disclosure controls and procedures in place are adequate and effective to ensure material information and other information requiring disclosure is identified and communicated on a timely basis.

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

In its answer to this Complaint filed with the court on December 4, 2006, the Company denied substantially all allegations of the Plaintiff and made a significant counter claim against the Plaintiff for damages suffered by the Company as a result of the Plaintiff’s failure to perform in accordance with the 1999 Product Development Agreement. In January 2007, the Plaintiff denied substantially all of the allegations included in the Company’s counterclaim against the Plaintiff. In April 2007, a conference was held with the Judge assigned to this case and a schedule was established for the discovery process and the trial.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2007, the Company issued to holders of the Series E preferred stock 1,156,622 shares of the Company’s common stock upon the conversion of 24,779 shares of their preferred stock. In addition, the Company issued 6,300,000 shares of common stock to note holders upon conversion of long-term debt of $98,879 and 300,000 shares of common stock for consulting services. The exemption for registration of these securities is based upon Section 4(2) of the Securities Act because the issuances were made to accredited investors in private placements.

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

                   Avitar, Inc.
                  (Registrant)

Dated: May 15, 2007                                                                            /S/ Peter P. Phildius
Peter P. Phildius
Chairman and Chief
Executive Officer
(Principal Executive Officer)

Dated: May 15, 2007                                                                            /S/ J.C. Leatherman, Jr.
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