Form 10QSB
period 2007-06-30
AVITAR INC /DE/
filed 2007-08-14
CIK 814008

U.S. Securities and Exchange Commission
Washington, D.C.  20549
Form 10-QSB

(Mark One)

[x]  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2007.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.[x]Yes   [ ]No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  [  ] Yes   [x] No

Applicable Only to Corporate Issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock: 45,622,134
As of August 10, 2007

Transitional Small Business Disclosure Format
(Check One):                                           [  ] Yes                      ;           [x] No

Page 1 of 34 pages
Exhibit Index is on Page 30

Table of Contents

                                                                                                                                                                                                                         Page

Part I:                                Financial Information                                                                                                                                             3

Item 1                                Consolidated Financial Statements
Balance Sheet                                                                                                                                    4
Statements of Operations                                                                                                                5
Statement of Stockholders' Deficit                                                                                                 6
Statements of Cash Flows                                                                                                               7
Notes to Consolidated Financial Statements                                                                               8

Item 2                                Management's Discussion and Analysis or Plan of Operation                                                    20

Item 3                                Controls and Procedures                                                                                                                     26

Part II:                      Other Information                                                                                                                                                          27

Item 1                                Legal Proceedings                                                                                                                                28
Item 2                                Unregistered Sales of Equity Securities and Use of Proceeds                                                      28

Item 6                                Exhibits                                                                                                                                                   29

Signatures                                                                                                                                                                                                         30

Exhibit Index                                                                                                                                                                                                      31
Certifications                                                                                                                                                                                                     31

Part I Financial Information

Item 1. FINANCIAL STATEMENTS

Avitar, Inc. and Subsidiaries
Consolidated Balance Sheet
June 30, 2007
(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$79,889
Accounts receivable, net of reserve of $4,000	192,090
Inventories	226,174
Prepaid expenses and other current assets	66,684
Assets of discontinued operation (Note 3)	11,134
Total current assets	575,971

PROPERTY AND EQUIPMENT, net	230,271
OTHER ASSETS	877,811
Total Assets	$1,684,053

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Notes payable (Note 5)	$136,738
Convertible notes payable (Note 5)	650,000
Accounts payable	565,647
Accrued expenses	1,601,805
Current portion of long-term capital leases	2,823
Current portion of deferred lessor incentive	13,400
Fair value of warrants (Note 10)	309,592
Fair value of embedded derivatives (Note 10)	363,802
Liabilities of discontinued operation (Note 3)	8,293
Total current liabilities	3,652,100

CONVERTIBLE LONG-TERM NOTES PAYABLE	4,029,976
DEFERRED LESSOR INCENTIVE, LESS CURRENT PORTION	26,800
Total liabilities	7,708,876

REDEEMABLE CONVERTIBLE AND CONVERTIBLE PREFERRED
STOCK (Note 6)	3,207,798

COMMITMENTS

STOCKHOLDERS' DEFICIT:
Series B convertible preferred stock, $.01 par value; authorized
5,000,000 shares; 5,689 shares issued and outstanding	57
Common Stock, $.01 par value; authorized 100,000,000 shares;
34,138,770 shares issued and outstanding	341,388
Additional paid-in capital	49,689,719
Accumulated deficit	(59,263,785)
Total stockholders' deficit	(9,232,621)
Total Liabilities, Preferred Stock and Stockholders' Deficit	$1,684,053

See accompanying notes to consolidated financial statements.

Avitar, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	THREE MONTHS ENDED JUNE 30,		NINE MONTHS ENDED JUNE 30,
	2007	2006	2007	2006

SALES	$778,716	$1,201,519	$2,440,324	$3,161,884

OPERATING EXPENSES
Cost of sales	561,583	875,314	1,802,800	2,245,043
Selling, general and administrative expenses	741,554	912,566	2,528,088	2,860,805
Research and development expenses	72,492	109,738	245,757	348,692
Total operating expenses	1,375,629	1,897,618	4,576,645	5,454,540

LOSS FROM OPERATIONS	(596,913)	(696,099)	(2,136,321)	(2,292,656)

OTHER INCOME (EXPENSE)
Interest expense and financing costs	(362,964)	(825,211)	(1,009,510)	(1,214,297)
Other income (expense), net	1,280,571	217,962	1,660,548	210,664
Total other income (expense), net	917,607	(607,249)	651,038	(1,003,633)

INCOME (LOSS) FROM CONTINUING OPERATIONS	320,694	(1,303,348)	(1,485,283)	(3,296,289)

DISCONTINUED OPERATIONS (Note 3)
Loss from the operations of BJR	(20,172)	(25,690)	(56,680)	(79,664)
Income from disposal of USDTL	-	-	-	120,000
Income (loss) from discontinued operations	(20,172)	(25,690)	(56,680)	40,336

NET INCOME (LOSS)	$300,522	$(1,329,038)	$(1,541,963)	$(3,255,953)

BASIC INCOME (LOSS) PER SHARE FROM
CONTINUING OPERATIONS (Note 8)	$0.01	$(0.30)	$(0.08)	$(0.79)

BASIC INCOME (LOSS) PER SHARE FROM
DISCONTINUED OPERATIONS (Note 8)	-	(0.01)	-	0.01

BASIC INCOME (LOSS) PER SHARE (Note 8)	$0.01	$(0.31)	$(0.08)	$(0.78)

DILUTED INCOME (LOSS) PER SHARE FROM
CONTINUING OPERATIONS (Note 8)	$-	$(0.30)	$(0.08)	$(0.79)

DILUTED INCOME (LOSS) PER SHARE FROM
DISCONTINUED OPERATIONS (Note 8)	-	(0.01)	-	0.01

DILUTED INCOME (LOSS) PER SHARE (Note 8)	$-	$(0.31)	$(0.08)	$(0.78)

BASIC WEIGHTED AVERAGE
NUMBER OF COMMON SHARES OUTSTANDING	28,025,823	4,480,981	19,726,267	4,301,369

DILUTED WEIGHTED AVERAGE
NUMBER OF COMMON SHARES OUTSTANDING	100,000,000	4,480,981	19,726,267	4,301,369

See accompanying notes to consolidated financial statements.

Avitar, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Deficit
Nine Months Ended June 30, 2007
(Unaudited)

	Preferred Stock		Common Stock				Total
					Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Deficit

Balance at September 30, 2006	5,689	$57	8,505,036	$85,051	$49,340,197	$(57,608,867)	$(8,183,562)

Conversion of Series E preferred stock	-	-	7,728,734	77,287	45,468	-	122,755

Conversion of long-term convertible note	-	-	17,605,000	176,050	203,103	-	379,153

Stock based compensation	-	-	-	-	94,951	-	94,951

Stock issued for services	-	-	300,000	3,000	6,000	-	9,000

Accretion of preferred stock dividends	-	-	-	-	-	(112,955)	(112,955)

Net loss	-	-	-	-	-	(1,541,963)	(1,541,963)

Balance at June 30, 2007	5,689	$57	34,138,770	$341,388	$49,689,719	$(59,263,785)	$(9,232,621)

See accompanying notes to consolidated financial statements.

Avitar, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	NINE MONTHS ENDED JUNE 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:

Loss from continuing operations	$(1,485,283)	$(3,296,289)
Loss (income) from discontinued operations	(56,680)	40,336
Net loss	(1,541,963)	(3,255,953)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	109,751	130,996
Amortization of debt discount and deferred financing costs	666,923	400,674
Amortization of deferred lessor incentive	(10,050)	(10,050)
Expense for stock based compensation	94,951	-
Common stock issued for services	9,000	-
Income from changes in value of embedded derivatives
and warrants	(1,659,973)	(215,856)
Interest expense from warrant replacement for long-term notes	-	605,000
Changes in operating assets and liabilities:
Accounts receivable	369,013	35,910
Inventories	45,624	108,083
Prepaid expenses and other current assets	75,882	106,632
Other assets	-	9,662
Accounts payable and accrued expenses	522,268	268,792
Deferred revenue	(4,400)	(200)
Net assets of discontinued operations	11,691	(12,336)
Net cash used in operating activities	(1,311,283)	(1,828,646)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	(21,011)	(90,384)
Net cash used in investing activities	(21,011)	(90,384)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of notes payable and long-term debt	(61,760)	(131,211)
Sales of redeemable preferred stock, common stock and warrants	-	2,840
Net proceeds from issuance of convertible long-term debt	1,193,400	1,840,000
Redemption of Series A redeemable convertible preferred stock	-	(150,000)
Payment of cash dividend on Seires A redeemable convertible preferred stock	-	(5,417)
Net cash provided by financing activities	1,131,640	1,556,212

NET DECREASE IN CASH AND CASH EQUIVALENTS	(200,654)	(362,818)

CASH AND CASH EQUIVALENTS, beginning of the period	280,543	400,363

CASH AND CASH EQUIVALENTS, end of the period	$79,889	$37,545

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period:
Income taxes	$-	$-
Interest	$9,661	$25,144

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:

During the nine months ended June 30, 2007, 120,901 shares of
Series E redeemable convertible preferred stock were converted into
7,728,734 shares of common stock.

During the nine months ended June 30, 2007, convertible long-term debt of $238,128 was converted into 17,605,000 shares of
common stock.

During the nine months ended June 30, 2007, 300,000 shares of
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

    Avitar, Inc. (the “Company” or “Avitar”) through its wholly-owned subsidiary Avitar Technologies, Inc. (“ATI”) develops, manufactures, markets and sells diagnostic test products and proprietary hydrophilic polyurethane foam disposables fabricated for medical, diagnostics, dental and consumer use.  During the first nine months of Fiscal 2007, the Company continued the development and marketing of innovative point of care oral fluid drugs of abuse tests, which use the Company’s foam as the means for collecting the oral fluid sample.  Through its wholly owned subsidiary, BJR Security, Inc. (‘BJR”), the Company provided specialized contraband detection and education services.  Avitar sells its products and services to employers, diagnostic test distributors, large medical supply companies, governmental agencies, schools and corporations.  The Company operates in one reportable segment since revenues of its contraband detection business represent an immaterial portion of its total revenues.

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

    The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-QSB and Regulation S-B (including Item 310(b) thereof).  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of the Company's management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 2007.  The accompanying consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended September 30, 2006.  The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has suffered recurring losses from operations and has a working capital deficit of $3,076,129 and a stockholders’ deficit of $9,232,621 as of June 30, 2007.  In Fiscal 2006, the Company raised gross proceeds of $3,270,000 from long-term convertible notes.  During first nine months of Fiscal 2007, the Company raised gross proceeds of $1,395,000 from long-term convertible notes (see Note 5). The Company is working with placement agents and investment fund managers to obtain additional equity or debt financing.  Based upon cash flow projections, the Company believes the anticipated cash flow from operations and most importantly, the expected net proceeds from future equity financings will be sufficient to finance the Company's operating needs until the operations achieve profitability.  There can be no assurances that forecasted results will be achieved or that additional financing will be obtained.  The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Inventories

At June 30, 2007, inventories consist of the following:

Raw Materials                                                              $  97,472
Work-in-Process                                                             82,166
Finished Goods                                                               46,536
Total                                                              $226,174

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

June 30	2007
Cash	$2,919
Accounts receivable	8,215
Total assets	11,134
Accounts payable and accruals	8,293
Net assets	$2,841

The following is a summary of the results of discontinued operations for the three and nine months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Sales-BJR	$33,732	$107,056	$232,320	$351,227
Operating expenses-BJR	53,108	132,746	288,204	430,891
Other income (expense)	(796)	-	(796)	120,000
Income (loss) from discontinued operations	$(20,172)	$(25,690)	$(56,680)	$40,336

4.	Major Customers

  Customers in excess of 10% of total sales are:

	Three Months Ended June 30,			Nine Months Ended June 30,
	2007		2006	2007		2006
Customer A	$	*	$212,272	$	*	$744,858
Customer B		150,000	*		304,540	*
Customer C		86,319	*		*	*
Customer D		*	162,319		*	*
Customer E		*	148,132		*	*
*  Not in excess of 10%

  At June 30, 2007, accounts receivable from two customers totaled approximately 23% of accounts receivable.

5. Notes Payable and Short and Long-term Convertible Notes Payable

    From September 2005 through June 2007, the Company executed notes payable with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC, New Millennium Capital Partners II, LLC and AJW Master Fund, Ltd. in the total principal amount of $5,665,000 which are payable at maturities from  September 2008 through June 2010.  Interest on these notes is at 8% per annum and is payable quarterly in cash or the Company’s common stock at the option of the Company.  The Company originally issued warrants to purchase 100,000 shares of common stock at $12.50 per share for five years in connection with certain of these notes executed from September 2005 to April 2006.  In conjunction with the notes executed in May 2006, the outstanding warrants were cancelled and replaced with warrants to purchase 3,000,000 shares of common stock at $1.25 per share for seven years.   For the notes executed in July 2006 through June 2007, the Company issued warrants to purchase a total of 25,500,000 shares of common stock at $.01 to $.22 per share for seven years. Non-cash interest expense of $605,000 representing the fair value of the warrants issued as replacement for the outstanding warrants in May 2006 was recorded in Fiscal 2006. Fees of approximately $1,065,000 incurred in connection with securing these loans were recorded as a deferred financing charge. In addition, the entire principal plus any accrued and unpaid interest associated with these notes is convertible, at the holder’s option, into the Company’s common stock at a conversion price of 65% for notes issued through February 2006 and 55% for notes executed after February 2006 of the average of the three lowest intraday trading prices of the common stock for the twenty trading days preceding the date that the holders elect to convert.  A discount to debt totaling $2,043,370 ($1,452,764 for the fair value of the conversion feature of these notes and $590,606 for the incremental fair value of the warrants issued in connection with these notes) was recorded during Fiscal 2005, 2006 and 2007 and is being amortized over the terms of the notes.  The unamortized discount was $1,256,824 as of June 30, 2007.  The collateral pledged by the Company to secure these notes includes all assets of the Company. A liability of approximately $2,648,000 was recorded for the fair value of the warrants issued in connection with the $5,665,000 of notes and the conversion feature, which was reduced to its market value of approximately $432,644 at June 30, 2007.  Through June 30, 2007, notes totaling $378,200 were converted into 20,500,000 shares of common stock.

             From April to August 2005, the Company executed convertible notes with an individual in the total principal amount of $650,000 with interest at 10%.  Each note has a maturity date of six months from the date of the note and is payable in ten monthly installments plus accrued interest commencing on the maturity date of the note.  The notes, that were due in variable monthly installments plus accrued interest from October 1, 2005 and June 30, 2006, were outstanding at June 30, 2007. Under the terms of the notes, the entire unpaid principal balance and accrued interest shall become due and payable upon the occurrence of any default by the Company in the payment of interest and principal on the due date thereof and any such default that remains unremedied for twenty business day following written notice to the Company by the holders.  No written notice of default from the holders of these notes has been received by the Company. The Company issued warrants to purchase 650,000 shares of common stock at $1.65 to $4.95 per share for three years in connection with these notes.  In addition, the entire principal plus accrued interest associated with these notes is convertible into the Company’s common stock at a conversion price of the lesser of the closing price of the common stock on the date of the loan or 85% of the average closing price of the common stock for the five trading days preceding the notice of conversion.  In no event shall the conversion price be lower than 50% of the closing price of the common stock on the date of the loan. A discount to debt totaling $172,930 ($156,800 for the value of the conversion feature of these notes and $16,130 for the value of the warrants issued in connection with these notes) was recorded during Fiscal year 2005 and was fully amortized over the term of the notes.  A liability of approximately $173,000 was recorded for the fair value of the warrants issued in connection with the $650,000 of notes and the conversion feature, which was reduced to its market value of $0 at June 30, 2007.

6.	Convertible and Redeemable Convertible Preferred Stock

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
                     Instrument      Shares       Value      Features         Value              Dividends       Value
                    Series E
                    Redeemable
                    Convertible
                    Preferred
                    Stock           566,960    $566,960   $410,857        $410,857        $   71,739    $ 638,699

                    Series C
                    Convertible
                    Preferred
                    Stock            28,608       145,000               -                     -                      -         145,000

                    6%
                    Convertible
                     Preferred
                     Stock             2,000      2,000,000               -                    -             424,099   2,424,099

                    Total                                                                                              $ 495,838 $3,207,798

The Series C and 6% Convertible Preferred Stock is carried on the balance sheet outside permanent equity as the Company cannot be sure it has adequate authorized shares for their conversion as of June 30, 2007.  Upon the occurrence of specific events, the holders of the Series E Redeemable Convertible Preferred Stock are entitled to redeem these shares under certain provisions of the agreement covering the purchase of the preferred stock.  Accordingly, these securities were not classified as permanent equity.

In April and June 2005, the Company raised net proceeds of approximately $1,335,000 from the sale of 1,500,000 shares of Series E Redeemable Convertible Preferred Stock with a face value of $1,500,000 and warrants to purchase 3,000 shares of the Company’s common stock.  The 1,500,000 shares of Series E Preferred Stock are convertible into Common Stock at the lesser of $4.00 per share or 80% of the average of the three lowest closing bid prices for the ten trading days immediately prior to the notice of conversion, subject to adjustments and limitations, and the warrants are exercisable at $4.20 per share for a period of three years.  The warrants and the conversion feature resulted in a deemed dividend of $1,087,000 being recorded and included in the earnings per share calculation for the year ended September 30, 2005. A liability of approximately $1,087,000 was recorded for the original fair value of the warrants and the conversion feature, which was reduced to its market value of approximately $128,000 at June 30, 2007.  As of June 30, 2007, 933,040 shares of this preferred stock had been converted into 9,674,982 shares of common stock and 566,960 were outstanding.

    In December 2004, the Company sold 1,285 shares of Series A Redeemable Convertible Preferred Stock and warrants to purchase 12,000 shares of common stock for which it received net proceeds of approximately $1,160,000. The Series A Redeemable Convertible Preferred Stock, with a face value of $1,285,000, was convertible into common stock at the lesser of $6.00 per share or 85% of the average of the three lowest closing bid prices, as reported by Bloomberg, for the ten trading days immediately prior to the notice of conversion subject to adjustments and floor prices.  The warrants are exercisable at $6.30 per share.  The warrants and the conversion feature resulted in a deemed dividend of $1,058,260 being recorded and included in the earnings per share calculation for the year ended September 30, 2005. A liability of approximately $1,058,260 was recorded for the original fair value of the warrants and the conversion feature, which was reduced to its market value of $24 at June 30, 2007. As of June 30, 2007, 1,135 shares of this preferred stock had been converted into 452,156 shares of common stock and the remaining 150 shares of Series A redeemable convertible preferred stock, with a face value of $150,000, were redeemed by the Company in October 2005 for $155,417 which included accrued dividends of $5,417.

The 28,608 shares of Series C convertible Preferred Stock entitle the holder of each share, on each anniversary date of the investment, to convert into the number of shares of common stock derived by dividing the purchase price paid for each share of the preferred stock by the average price of the Company’s common stock for the five trading days prior to conversion subject to anti-dilution provisions and receive royalties of 5% of revenues related to disease diagnostic testing from the preceding fiscal year.  There were no royalties earned for the nine months ended June 30, 2007 or 2006.  After one year from the date of issuance, the Company may redeem all or any portion of this preferred stock by the issuance of the Company’s common stock, the number of shares of which shall be derived by dividing the redemption price, as defined, by the average closing price of the Company’s common stock for the five trading days prior to the redemption date, and liquidating distributions of an amount per share equal to the amount of unpaid royalties due to the holder in the event of liquidation. None of these shares was converted into common stock during the nine months ended June 30, 2007.  For the nine months ended June 30, 2006, 8,333 of these shares were converted into 90,910 shares of common stock.

7.	Common and Series B Convertible Preferred Stock

During the nine months ended June 30, 2007, the Company issued a total of 25,333,734 shares of common stock to holders who converted 120,901 shares of Series E redeemable convertible preferred stock and $238,128 of long-term convertible notes.  In addition, the Company issued 300,000 shares of common stock as payment for consulting services.  Dividends for Series B convertible preferred stock amounted to $1,330 for the nine months ended June 30, 2007 and the total amount of unpaid and undeclared dividends was $9,532.

8.   Income (Loss) Per Share

The following data show the amounts used in computing earnings per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Income (loss) from continuing operations	$320,694	$(1,303,348)	$(1,485,283)	$(3,296,289)
Less:
Preferred Stock Dividends	(37,776)	(40,152)	(114,285)	(122,305)

Income (loss) attributable to common stockholders from continuing operations	282,918	(1,343,500)	(1,599,568)	(3,418,594)

Add:
Income (loss) from discontinued operations	(20,172)	(25,690)	(56,680)	40,336

Net income (loss) attributable to common stockholders used in basic EPS	$262,746	$(1,369,190)	$(1,656,248)	$(3,378,258)

Add:
Changes in Fair Value of Derivative Securities and Warrants	(211,983)	-	-	-
Interest on Convertible Debt	41,499	-	-	-

Net income (loss) attributable to common stockholders used in diluted EPS	$92,262	$(1,369,190)	$(1,656,248)	$(3,378,258)

Weighted average number of common shares outstanding for basic EPS	28,025,823	4,480,981	19,726,267	4,301,369
Effect of dilutive common equivalent shares:
Warrants	4,243,007	-	-	-
Convertible debt	67,731,170	-	-	-
Weighted average number of common shares outstanding for diluted EPS	100,000,000	4,480,981	19,726,267	4,301,369

Basic EPS:
Income (loss) per share applicable to common stockholders before discontinued operations	$0.01	$(0.30)	$(0.08)	$(0.79)
Impact of discontinued operations	-	(0.01)	-	0 .01
Basic income (loss) per share applicable to common stockholders	$0.01	$(0.31)	$(0.08)	$(0.78)

Diluted EPS:
Income (loss) per share applicable to common stockholders before discontinued operations	$0.00	$(0.30)	$(0.08)	$(0.79)
Impact of discontinued operations	-	(0.01)	(-)	0. 01
Diluted income (loss) per share applicable to common stockholders	$0.00	$(0.31)	$(0.08)	$(0.78)

Potential weighted-average common shares, including stock options, preferred shares, convertible debt and warrants at June 30, 2007 were 25,093,160.  These potential common shares were excluded from the calculation of diluted net income per share as their inclusion would have been antidilutive for the period presented.

    Dilutive securities were only included up to the amount of authorized shares.  Dilutive common equivalent shares, consisting of 9,273,040 of preferred shares and 473,653,264 of convertible debt, were not included.

9.   Stock Based Compensation

The Company adopted SFAS No. 123 (Revised 2004), “Share-Based Payment” (‘SFAS 123R”), effective October 1, 2006.  SFAS 123R requires the recognition of fair value of stock-based compensation as an expense in the calculation of net income.  The Company recognizes stock-based compensation ratably over the vesting period of the individual equity instruments.  All stock awards outstanding on June 30, 2007 have been accounted for as equity instruments based on the provisions of SFAS 123R.  Prior to October 1, 2006, the Company followed the Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees”, and the related interpretations in accounting for stock-based compensation.

The Company elected the modified prospective transition method for adopting SFAS 123R.  Under this method, the provisions of SFAS 123R apply to all stock-based awards granted or other awards granted that are subsequently reclassified into equity.  The unrecognized expense of awards not yet vested as of September 30, 2006, the date of adoption of SFAS 123R by the Company, is now being recognized as expense in the calculation of net income (loss) using the same valuation method (Black-Scholes) and assumptions used prior to the adoption of SFAS 123R.

Under the provisions of SFAS 123R, the Company recorded $18,848 and $94,951 of stock based compensation expense on its unaudited consolidated statement of operations for the three and nine months ended June 30, 2007, respectively.

During the quarter and nine months ended June 30, 2007, no options were granted under stock option plans and no shares subject to purchase under the employee stock purchase plan were issued.

The Company has assumed an annualized forfeiture rate of 0.0% for its options.  Under the true-up provisions of SFAS 123R, the Company will record a recovery of prior expense if the actual forfeiture is higher than estimated.  In April 2007, the Company implemented an expense reduction program, a large part of which was accomplished by employee terminations.  As a result, an adjustment to expense of $8,334 related to the forfeited options of these employees was recorded in the quarter ended June 30, 2007.  The unamortized fair value of stock options as of June 30, 2007 was $173,000 which is expected to be recognized over the weighted average remaining period of 2.1 years.

The following table summarizes activity under all stock option plans for the nine months ended June 30, 2007:

	Shares Available for Grant	Number Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term(years)	Aggregate Intrinsic Value
Balance at September 30, 2006	1,042,000	179,079	$19.77	4.6	$0.00
Options authorized	-	-	-
Options granted	-	-	-
Options exercised	-	-	-
Options cancelled	-	-	-

Balance at December 31, 2006	1,042,000	179,079	$19.77	4.4	$0.00
Options authorized	-	-	-
Options granted	-	-	-
Options exercised	-	-	-
Options cancelled	-	-	-

Balance at March 31, 2007	1,042,000	179,079	$19.77	4.0	$0.00
Options authorized	-	-	-
Options granted	-	-	-
Options exercised	-	-	-	-
Options cancelled	-	(19,843)	1.37	(.4)

Balance at June 30, 2007	1,042,000	159,236	$21.14	3.6	$0.00

Exercisable at June 30, 2007		97,719	$25.95	3.4

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

	For the three Months Ended June 30, 2006	For the nine Months Ended June 30, 2006
Net loss	$(1,329,038)	$(3,255,953)
Add: stock based employee compensation expense included in reported net loss, net of tax	-	-
Deduct: total stock based employee compensation expense determined under the fair value based method for all awards, net of tax	(30,742)	(92,079)
Pro forma net loss	$(1,359,780)	$(3,348,032)
Loss per share:
Basic and diluted - as reported	$(.30)	$(.76)
Basic and diluted - pro forma	$(.30)	$(.78)

In determining the pro forma amounts above, the Company estimated the fair value of each option granted using the Black-Scholes option pricing model with the following assumptions:

         June 30                                                  2006
        Risk free interest rate                           4.3%
        Expected dividend yield                         -
        Expected lives                                   5-9 years
        Expected volatility                                80%

Options granted during the quarter and nine months ended June 30, 2006 totaled 7,000.  The weighted average fair value of options granted during the nine months ended June 30, 2006 was $.42.

10.  Derivatives

The Company has issued and outstanding convertible debt and certain convertible equity instruments with embedded derivative features.  The Company analyzes these financial instruments in accordance with SFAS No. 133 and EITF Issue Nos. 00-19 and 05-02 to determine if these hybrid contracts have embedded derivatives which must be bifurcated.  In addition, free-standing warrants are accounted for as equity or liabilities in accordance with the provisions of EITF Issue No. 00-19.   As of June 30, 2007, the Company could not be sure it had adequate authorized shares for the conversion of all outstanding instruments due to certain conversion rates which vary with the fair value of the Company’s common stock and therefore all embedded derivatives and freestanding warrants are recorded at fair value, marked-to-market at each reporting period, and are carried on separate lines of the accompanying balance sheet.  If there is more than one embedded derivative, their value is considered in the aggregate.  As of June 30, 2007, the fair value was $363,802 for the embedded derivatives and $309,592 for the warrants.

11.  Subsequent Events

Subsequent to June 30, 2007, the Company executed additional notes payable with AJW Partners, AJW Master Fund, Ltd. and New Millennium Capital Partners II, LLC in the total principal amount of $250,000.  Interest on these notes is at 8% per annum and is payable quarterly in cash or the Company’s common stock at the option of the Company.  The Company issued warrants to purchase 20,000,000 shares of common stock at $.01 per share for seven years in connection with these notes.  The entire principal plus any accrued and unpaid interest associated with these notes is convertible, at the holder’s option, into the Company’s common stock at a conversion price of 55% of the average of the three lowest intraday trading prices of the common stock for the twenty trading days preceding the date that the holders elect to convert.

From July 1, 2007 to August 10, 2007, the Company issued to holders of convertible notes 2,380,000 shares of common stock upon conversion of long-term notes totaling $10,029 and to holders of convertible preferred stock 7,057,909 shares of common stock upon conversion of 23,271 shares of their preferred stock.

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

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” to provide guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment.  Under SAB No.108, companies should evaluate a misstatement based on its impact on the current year income statement, as well as the cumulative effect of correcting such misstatements that existed in prior years existing in the current year’s ending balance sheet.  SAB No. 108 was effective for the Company beginning October 1, 2006.   The adoption of SAB No. 108 has not had an effect on the Company’s consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB No 115”. This Statement provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. The standard also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. If the fair value option is elected, the effect of the first remeasurement to fair value is reported as a cumulative effect adjustment to the opening balance of retained earnings. The statement is to be applied prospectively upon adoption. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that SFAS No. 159 will have on its results of operations or financial position.

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

Results of Operations

Revenues
Sales for the three months ended June 30, 2007 decreased $422,803, or approximately 35%, to $778,716 from $1,201,519 for the corresponding period of the prior year.  For the nine months ended June 30, 2007, sales decreased $721,560, or approximately 23%, to $2,440,324 from $3,161,884.  The change for the three and nine months ended June 30, 2007 primarily reflects a decrease in the volume of sales for its Foam Products resulting from the transition to a new US distributor on January 1, 2007 for Hydrasorb® wound dressings.  The Company expects sales volume of the Foam Products to improve as the new distributor for Hydrasorb® completes the introduction of these dressings to its product line and additional orders for new products are received.

Operating Expenses

Cost of sales for the three months ended June 30, 2007 were approximately 72% of sales compared to the cost of sales of approximately 73% of sales for the three months ended June 30, 2007.  For the nine months ended June 30, 2007, the cost of sales was 74% compared to 71% of sales for the same period of Fiscal 2006.  The change for both Fiscal 2007 periods occurred primarily as a result of the reduction in sales described above; offset in part during the quarter ended June 30, 2007 by the impact of the expense reduction program put in place by the Company in April 2007.

                 Selling, general and administrative expenses for the three months ended June 30, 2007 decreased $171,012 or approximately 19%, to $741,554 from $912,566 for the corresponding period of the prior year.  For the nine months ended June 30, 2007, selling, general and administrative expenses decreased $332,717, or approximately 12%, to $2,528,088 from $2,860,805 for the nine months ended June 30, 2006.  The change for the three-month period ended June 30, 2007 primarily resulted from expense reductions of approximately $15,000 for consulting fees, $130,000 for salary and payroll related costs for sales, marketing and administrative positions, $11,000 for insurance premiums, $28,000 for annual meeting and report costs, $12,000 for travel expenses and $36,000 for various other administrative items; offset in part by an increase of approximately $21,000 for legal fees, $20,000 for investor relations and $20,000 for stock-based compensation. The change for the nine months ended June 30, 2007 primarily resulted from expense reductions of approximately $56,000 for consulting fees, $208,000 for salary and payroll related costs for various sales, marketing and other administrative positions, $52,000 for insurance premiums, $37,000 for travel expenses, $28,000 for annual meeting and report costs, and $176,000 for various other administrative items; offset in part by an increase of approximately $48,000 for legal fees, $93,000 for investor relations and $83,000 for stock-based compensation.  In order to achieve revenue growth, the Company will most likely need to incur increased expenses to hire additional direct sales staff and expand marketing programs as sufficient additional funding becomes available.

Expenses for research and development for the three months ended June 30, 2007 amounted to $72,492 compared to $109,738 for the corresponding period of the prior year, a decrease of $37,246.  For the nine months ended June 30, 2007, expenses for research and development were $245,757 versus $348,692 for the nine months ended June 30, 2006, a decrease of $102,935.  The decrease for the quarter ended June 30, 2007 was primarily attributable to reductions of $38,000 for salary and fringe benefits, $3,000 reduction for stock-based compensation, and $10,000 for various other development related expenses; offset in part by an increase of approximately $14,000 for consulting fees and trial studies.  The change for the nine months ended June 30, 2007 resulted primarily from salary and fringe benefit reductions of $105,000 and various development related expenses of $25,000; offset in part by increases of $16,000 for consulting fees, $8,000 for product trial studies and $3,000 for stock based compensation.  Although research and development expenses have been lower during Fiscal 2007, the Company must continue developing and enhancing its ORALscreen products and therefore, will most likely incur increased expenses for research and development as sufficient additional funding becomes available.

Other Income and Expense

Interest expense and financing costs were $362,964 for the three months ended June 30, 2007 compared to $825,211 incurred during the three months ended June 30, 2006.  For the nine months ended June 30, 2006, interest expense and financing costs amounted to $1,009,510 versus $1,214,297 for the corresponding period of Fiscal 2006.  The decrease for the three and nine months ended June 30, 2007 resulted primarily from the $605,000 non-cash interest expense recorded in Fiscal 2006 for the fair value of the warrants issued as replacement for the outstanding warrants in May 2006 (see Note 5 of Consolidated Financial Statements); offset in part by the interest, amortization of deferred financing costs and amortization of debt discount associated with the additional long-term note borrowings totaling approximately $2,665,000 that were completed by the Company from July 2006  through June 2007.

For the three months ended June 30, 2007, other income amounted to $1,280,571 compared to other income of $217,962 for the three months ended June 30, 2006.  Other income for the nine months ended June 30, 2007 was $1,660,548 compared to other income of $210,664 for the nine months ended June 30, 2006.  The changes for the quarter and nine months ended June 30, 2007 from the corresponding periods of Fiscal 2006 occurred primarily from the changes in the fair market value of derivative securities and warrants.

Discontinued Operations

 On December 16, 2003, the Company consummated the sale of the business and net assets, excluding cash, of its USDTL subsidiary.  On May 1, 2007, the Company consummated a sale of the business of its BJR subsidiary.   For the three months ended June 30, 2007, the loss from operations of BJR was $20,172 compared to $25,690 for the corresponding period of the prior year.  The loss from the operations of BJR amounted to $56,680 for the nine months ended June 30, 2007 versus income from discontinued operations of $40,336 for the nine months ended June 30, 2006 that was composed of income of $120,000 from the disposal of USDTL, offset in part by a loss from operations of BJR of $79,664. See Note 3 of the Consolidated Financial Statements.

Net Loss

Primarily as a result of the factors described above, the Company had net income of $300,522 for the three months ended June 30, 2007, as compared to net loss of $1,329,038 for the three months ended June 30, 2006.  For the nine months ended June 30, 2007, the Company had a net loss of $1,541,963 versus $3,255,953 for the corresponding period of Fiscal 2006.  The income per share was $0.01 per basic share for the three months ended June 30, 2007 compared to a loss per share of $0.31 per basic share for the three months ended June 30, 2006.  For the nine months ended June 30, 2007, the loss per share was $0.08 per basic share versus a loss per share of $0.78 per basic share for the nine months ended June 30, 2006.  The income per share was $0.00 per diluted share for the three months ended June 30, 2007 compared to a loss per share of $0.31 per diluted share for the three months ended June 30, 2006.  For the nine months ended June 30, 2007, the loss per share was $0.08 per diluted share versus a loss per share of $0.78 per diluted share for the nine months ended June 30, 2006.

Financial Condition and Liquidity

At June 30, 2007, the Company had a working capital deficit of $3,076,129 and cash and cash equivalents of $79,889.  Cash flows from financing activities provided the primary source of funding during the nine months ended June 30, 2007 and the Company will continue to rely on this type of funding until profitability is reached.  The following is a summary of cash flows for the nine month period ended June 30, 2007:

           June 30,
Sources (use) of cash flows                                                                             2007
Operating activities                                                                                     $(1,311,283)
Investing activities                                                                                        (21,011)
Financing activities                                                                                        1,131,640
Net decrease in cash and equivalents                                                     $ (200,654)

Operating Activities.  The net loss of $1,541,963 (composed of expenses totaling $4,633,325 less revenues and other income of $3,091,362) was the major use of cash by operations.  When the net loss is adjusted for non-cash expenses such as depreciation and amortization, amortization of debt discounts, deferred financing costs, deferred rent, income from the changes in the fair market value of derivative securities and warrants and stock-based compensation, the cash needed to finance the net loss was $2,331,361.  Working capital changes lowered operating cash requirements as a result of a reduction in accounts receivable of $369,013, decreases in inventories of $45,624, a decrease in prepaid expenses and other current assets of $75,882, an increase in accounts payable and accrued expenses of $522,268, primarily from the deferral of payments to vendors and interest payments on long-term convertible debt and a decrease in the net assets of discontinued operations of $11,691.  In addition, there was a decrease in deferred revenue that became recognized revenue in Fiscal 2007 of $4,400.

Investing and Financing Activities.  Cash of $21,011 was used for additions to property, plant and equipment.  To fulfill the major financing requirements of the business, the Company generated $1,193,400 through the issuance of long-term convertible notes (as described in Note 5 of Consolidated Financial Statements); of which $61,760 was used to repay various short-term notes payable and capital lease obligations.

During FY 2007, the Company's cash requirements are expected to include primarily the funding of operating losses, the payment of outstanding accounts payable, the repayment of certain notes payable, the funding of operating capital to grow the Company’s drugs of abuse testing products and services, and the continued funding for the development of its ORALscreen product line.

                 In July 2007, the Company executed additional notes payable with AJW Partners, LLC, AJW Master Fund, Ltd. and New Millennium Capital Partners II, LLC in the total principal amount of $250,000.  Interest on these notes is at 8% per annum and is payable quarterly in cash or the Company’s common stock at the option of the Company.  The Company issued warrants to purchase 20,000,000 shares of common stock at $.01 per share for seven years in connection with these notes.  The entire principal plus any accrued and unpaid interest associated with these notes is convertible, at the holder’s option, into the Company’s common stock at a conversion price of 55% of the average of the three lowest intraday trading prices of the common stock for the twenty trading days preceding the date that the holders elect to convert.

                The cash available at June 30, 2007, the anticipated customer receipts and the funds received from the financings in July 2007 are expected to be sufficient to fund the operations of the Company through August 2007.  Beyond that time, the Company will require significant additional financing from outside sources to fund its operations.  The Company plans to continue working with placement agents and/or investment fund managers in order to raise additional capital during Fiscal 2007 from the sales of equity and/or debt securities.   The Company plans to use the proceeds from these financings to provide working capital and capital equipment funding to operate the Company, to expand the Company’s business, to further develop and enhance the ORALscreen drug screening systems and to pursue the development of in-vitro oral fluid diagnostic testing products.  However, there can be no assurance that these financings will be achieved.

                 Management continues to expect that operating revenues will grow during the balance of Fiscal 2007 and as employers expand their use of random drug testing, and the Company is able to convert employers to using ORALscreen, Avitar’s oral fluid drug testing products.  However, due to the funding constraints described above, the Company in April 2007 initiated an expense reduction program which resulted in a decrease in its direct sales force and delayed the implementation of an expanded, targeted marketing program. ORALscreen, as an instant on-site diagnostic test, is part of the fastest growing segment of the diagnostic test market.  Funding constraints have also resulted in the Company having difficulty in maintaining raw material inventories at sufficient levels for manufacturing products to meet anticipated sales volumes.  Based on current sales, expense and cash flow projections, the Company believes that the current level of cash and cash equivalents on hand and, most importantly, a portion of the anticipated net proceeds from the future financings mentioned above would be sufficient to fund operations until the Company achieves profitability.  There can be no assurance that the Company will consummate the above-mentioned future financings, or that any or all of the net proceeds sought thereby will be obtained.  Furthermore, there can be no assurance that the Company will have sufficient resources to achieve the anticipated growth.  Once the Company achieves profitability, the longer-term cash requirements of the Company to fund operating activities, purchase capital equipment, expand the existing business and develop new products are expected to be met by the anticipated cash flow from operations and proceeds from the financings described above. However, because there can be no assurances that sales will materialize as forecasted, management will continue to closely monitor and  control discretionary costs at the Company and will continue to actively seek the needed additional capital.

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

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” to provide guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment.  Under SAB No.108, companies should evaluate a misstatement based on its impact on the current year income statement, as well as the cumulative effect of correcting such misstatements that existed in prior years existing in the current year’s ending balance sheet.  SAB No. 108 was effective for the Company beginning October 1, 2006.   The adoption of SAB No. 108 has not had an effect on the Company’s consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB No 115”. This Statement provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. The standard also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. If the fair value option is elected, the effect of the first remeasurement to fair value is reported as a cumulative effect adjustment to the opening balance of retained earnings. The statement is to be applied prospectively upon adoption. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that SFAS No. 159 will have on its results of operations or financial position.

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

Item 3.                                Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, including our chief executive officer and chief financial officer, has carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2007, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based upon that evaluation, our chief executive officer and chief financial officer have concluded that as of such date, our disclosure controls and procedures in place are adequate and effective to ensure material information and other information requiring disclosure is identified and communicated on a timely basis.

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

Item 2.                                Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2007, the Company issued to holders of the Series E preferred stock 3,252,789 shares of the Company’s common stock upon the conversion of 26,600 shares of their preferred stock.  In addition, the Company issued 7,105,000 shares of common stock to note holders upon conversion of long-term debt of $69,020.  The exemption for registration of these securities is based upon Section 4(2) of the Securities Act because the issuances were made to accredited investors in private placements.

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

                               Avitar, Inc.
                              (Registrant)

Dated:  August 14, 2007                                                                                     /S/ Peter P. Phildius
               Peter P. Phildius
               Chairman and Chief
               Executive Officer
              (Principal Executive Officer)

Dated:  August 14, 2007                                                                                     /S/ J.C. Leatherman, Jr.
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