Form 10KSB
period 2007-09-30
AVITAR INC /DE/
filed 2007-12-28
CIK 814008

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007

Commission file number:        1-15695

 AVITAR, INC.
(Name of small business issuer in its charter)
Delaware                                           06-1174053
(State or other jurisdiction of incorporation                                         (I.R.S. Employer Identification No.)
                                                                     or organization)

65 Dan Road, Canton, MA                                                                                                                                         02021
(Address of principal executive offices)                                                                                                              (Zip code)

Issuer's telephone number:                                                                (781) 821-2440

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

Check mark whether the Registrant is a shell company:
      Yes                                         No    X

Issuer's revenues for its most recent fiscal year:  $3,106,232
Page 1 of   pages.
Exhibit Index is on page  hereof.

The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming solely for purposes hereof that all directors and officers of the Registrant are "affiliates") as of December 12, 2007:  $494,498

The approximate number of shares of Common Stock outstanding (including shares held by affiliates of the Registrant) as of December 12, 2007:  98,988,868

Documents incorporated by reference:                                                                                     NONE

Transitional Small Business Disclosure Format (check one):                                                                                                                                Yes              ;    No     X

Part I

Item 1.   Description of Business

Introduction

Avitar, Inc. (the “Company” or “Avitar”) through its wholly-owned subsidiary Avitar Technologies, Inc. (“ATI”) develops, manufactures, markets and sells diagnostic test products and proprietary hydrophilic polyurethane foam disposables fabricated for medical, diagnostics, dental and consumer use.  During Fiscal 2007, the Company continued the development and marketing of innovative point of care oral fluid drugs of abuse tests, which use the Company’s foam as the means for collecting the oral fluid sample.  Avitar sells its products and services to employers, diagnostic test distributors, large medical supply companies, governmental agencies, and corporations.  Through its wholly owned subsidiary, BJR Security, Inc. (‘BJR”), the Company provided, until April 30, 2007, specialized contraband detection and education services. The Company operates in one reportable segment.

The Company’s one for fifty (1 for 50) reverse split of its common stock that was authorized by the Company’s shareholders at their annual meeting held on January 18, 2006 became effective on February 17, 2006.  Accordingly, the numbers of common stock shares and related data presented herein reflect the results of the reverse split for current and prior reporting periods.

In December 2003, Avitar consummated the sale of the business and net assets, excluding cash, of its wholly-owned subsidiary, United States Drug Testing Laboratories, Inc. (“USDTL”).  The Company received $500,000 in cash upon the closing of the sale and was entitled to receive an additional $500,000 if the buyer of USDTL achieved certain revenue targets.  In November 2005, the Company negotiated an agreement with the new owners of USDTL to settle all outstanding matters related to the sale of USDTL (see Note 3 to the accompanying consolidated financial statements).

   Due to the current financial condition at Avitar, the Company had been considering selling assets and/or operations.  On May 1, 2007, Avitar consummated a sale of the business of its BJR subsidiary for $40,000, payable no later than April 30, 2012.  Due to the length of the payment period, payments will be recorded as income when they are received (see Note 3 to the accompanying consolidated financial statements).  The USDTL and BJR businesses have been treated as discontinued operations.

Products

Currently, the Company offers the following products, which utilize its proprietary medical polyurethane foam technology:

        Diagnostic Test Products and Drug Detection Services

The Company makes products and offers services for the diagnostic test applications described below.  These products accounted for approximately 60% of the Company’s revenue in Fiscal 2007 and approximately 42% of the Company’s revenue in Fiscal 2006.

Drugs of Abuse Point of Collection Tests.  The Company’s ORALscreen ® 4 and ORALscreen ® DRUGOMETER are oral fluid-based, rapid on-site assay systems for detecting drugs of abuse such as opiates (including heroin, morphine, codeine and synthetic opiates like Oxycocone-Oxycontin®, Percoset®, Hydrocodone-Vicodin® and others), cocaine (including crack), marijuana and methamphetamines (including Meth, Ecstasy and others).  These tests are performed on-site and yield accurate results in a 5-15 minute period of time.  In addition, Avitar offers ORALconfirm™, an oral fluid laboratory test to confirm the results of ORALscreen tests, ORALscreenLab™, a comprehensive array of laboratory-based oral fluid drug screening products, and various other services to enable an employer to manage and control its drug testing program.  The National Institute of Drug Abuse has reported that 10% of workers in the United States abuse drugs, resulting in an annual cost in excess of $140 billion to employers. Currently, approximately $1.5 billion annually is spent in the United States for drugs of abuse tests, the majority of which are for pre-employment testing using traditional laboratory-based urinalysis services. Drug abusers can defeat pre-employment urine testing by substituting or adulterating the urine sample.  Significant advantages exist for saliva to replace urine in many of the drug tests and at the same time, to expand the market where current infrastructure cost limitations prohibit the use of these much needed drug tests.  Use of the ORALscreen products will provide employers with the ability to implement a random testing program that has been proven to be a more effective tool for deterring the use of drugs by employees in the workplace.  The primary customers for these products are employers, schools, and military services.

Foam Disposable Products

The Company produces medical-grade hydrophilic polyurethane foam disposables fabricated for the applications described below.  These products accounted for approximately 40% of the Company’s revenue in Fiscal 2007 and approximately 58% of the Company’s revenue in Fiscal 2006.

Wound Dressings.  Avitar’s Hydrasorb® (“Hydrasorb”) wound dressing product is a highly absorbent topical dressing for moderate to heavy exudating wounds.  These dressings have a unique construction that provides a moist wound healing environment which promotes skin growth and closure.  The Hydrasorb product is marketed by the Dukal Corp., Abbott Laboratories, Ltd. and other specialty distributors worldwide.  In addition to the Hydrasorb line, the Company has custom developed specialty wound dressings for the cardiac catheter lab market as well as the Illizarov Dressing used for dressing external bone fixators in orthopedic procedures. Customers for these products include Smith and Nephew and Cardinal Health.

Custom Foam Products.  The Company continues to have applications for its proprietary technologies in a variety of other medical/consumer markets.  They include a sinus dressing and a device used by astronauts for relieving ear pressure while in a pressurized space suit.  Customers for these products include ArthroCare and NASA.

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

Products go through several stages of development.  After each stage, the Company will conduct studies to determine the effectiveness of each product.  Once a product is developed and the Company determines it may be commercially viable, Avitar will obtain governmental approvals, if necessary, prior to marketing the product.  See “Government Regulation.”  There can be no assurance, however, that such approvals will actually be obtained.  The Company intends to conduct marketing trials with any new product to determine the effectiveness of the product.  If such marketing trials prove to be successful and after the product is ready for marketing, Avitar will begin selling the product. See “Sales and Marketing” below.

Sales and Marketing

To sell its ORALscreen products, the Company relies on its direct sales force, its strategic partners and a network of distributors that currently sell to the drugs of abuse testing market.  When sufficient additional capital is raised, the Company intends to expand its sales and marketing staff from its current level of 6 full-time employees to at least 14 full-time employees and to continue to explore strategic partnering arrangements with companies that have established distribution channels such as significant diagnostic test and health care product companies and employee related service organizations.  Avitar anticipates that such arrangements may involve the grant by Avitar of the exclusive or semi-exclusive rights to sell specific products to specified market segments and/or in particular geographic territories in exchange for a royalty, joint venture or other financial interest.  The Company generally has sold, and intends to continue to sell, its wound dressing and custom foam products through large, recognized distributors of medical products and does not anticipate that a large direct sales force will be required for these products.   If the Company is unable to establish satisfactory product distribution arrangements in the manner described above, it will be required to devote substantial resources to the expansion of its direct sales force.  There can be no assurance that Avitar would have the resources required for such an endeavor.
To introduce its products to direct customers and targeted distributors, the Company participates in trade shows and conducts webinars and e-briefings.  Avitar also conducts user trials to support the marketing efforts of its distribution partners.  The Company believes that these arrangements will be more effective in promoting and distributing its products in view of Avitar’s limited resources and the extensive marketing networks of such distributors.

The Company’s most significant distribution arrangements are summarized as follows:

Drugs of AbuseTest.    In October 2001, the Company entered into an agreement with Quest Diagnostics, Inc. (“Quest”).  Under this agreement, Avitar granted Quest the right to distribute the Company’s ORALscreen product line.

Hydrasorb Wound Dressings.  From January 1, 2000 through December 31, 2006, the Company had a Supply Agreement with the Kendall Company (“Kendall”), a subsidiary of Tyco Healthcare, for the distribution of its Hydrasorb products in the United States.  In August 2000, the Company amended this Supply Agreement to permit Kendall to distribute the Hydrasorb products internationally.

In September 2006, the Company entered into a Supply Agreement with the Dukal Corporation (“Dukal”) for the distribution of its Hydrasorb products in the United States beginning January 1, 2007.  In the event that Dukal purchases less that $500,000 during the first year of this Supply Agreement, the Company has the right to convert the Dukal’s distribution rights to a non-exclusive basis.

Since November 1993, the Company has maintained a distribution agreement with Knoll Pharma (the “Knoll Agreement”) pursuant to which Knoll, now owned by Abbott Laboratories, Ltd., was granted the right to distribute Hydrasorb products throughout Canada.  The Knoll Agreement provides that Hydrasorb products are to be sold at agreed upon prices (subject to annual inflation adjustments) and that certain minimum quantities are maintained.

Other Wound Care Products.  Custom medical foam products (including the Illizarov dressing and certain nasal and sinus products) are marketed and distributed (in the United States and abroad) primarily by Smith & Nephew on a non-exclusive basis pursuant to an oral agreement.

Manufacturing and Supply

  The Company’s only manufacturing facility is located in Canton, Massachusetts and as of September 30, 2007, comprises approximately 37,000 square feet, of which 10,000 square feet are currently being used for administrative and office space and 27,000 square feet are being used for product manufacturing and warehousing.

Given the use of certain products in the diagnostic tests, medical and dental markets, the Company is required to conform to the Food and Drug Administration (“FDA”) Good Manufacturing Practice regulations, International Standard Organization (“ISO”) rules and various other statutory and regulatory requirements applicable to the manufacture and sale of medical devices.  Avitar is subject to inspections by the FDA at all times.  See “Government Regulation”.

The Company does not have written agreements with most of its suppliers of raw materials and laboratory supplies.  While the Company purchases some product components from single sources, most of the supplies used can be obtained from more than one source.  Avitar acquires the same key component for its customized foam products and Hydrasorb wound dressings from a single supplier.  The Company also purchases  several components of its ORALscreen product from single sources.   Avitar’s current suppliers of such key components are the only vendors which presently meet Avitar’s specifications for such components.  The loss of these suppliers would, at a minimum, require the Company to locate other satisfactory vendors, which would result in a period of time during which manufacturing and sales of products utilizing such components may be suspended and could have a material adverse effect on Avitar’s financial condition and operations.  Avitar believes that alternative sources could be found for such key components and expects that the cost of such components from an alternative source would be similar.  The Company also believes that alternative sources of supply are available for its remaining product components and that the loss of any such supplier would not have a material adverse effect upon Avitar’s business.

As discussed below in the Management Discussion and Analysis, funding constraints have resulted in the Company having difficulty in maintaining raw material inventories at sufficient levels for manufacturing products to meet anticipated sales volumes.

Government Regulation

  Avitar and many of its products are subject to regulation by the FDA and the corresponding agencies of the states and foreign countries in which the Company sells its products.  Accordingly, the Company is required to comply with the FDA’s Current Good Manufacturing Practice (CGMP) requirements for medical devices, ISO rules and similar other state and foreign country requirements governing the manufacture, marketing, distribution, labeling, registration, notification, clearance and/or pre-market approval of drugs, medical and dental devices and cosmetics, as well as record keeping and reporting requirements applicable to such products.  Specifically, the CGMP requirements govern the methods used in, and the facilities and controls used for, the design, manufacture, packaging, labeling, storage, installation and servicing of all finished medical devices intended for human use.  These requirements are intended to ensure that the finished devices will be safe and effective and otherwise in compliance with the Federal Food, Drug and Cosmetic Act.  Avitar’s wound dressing products have been classified as Class I devices for these regulations. The Company believes that it is in compliance with all such requirements.  In addition, the Company is subject to inspections by the FDA at all times, and may be subject to inspections by state and foreign agencies.  If the FDA believes that its legal requirements have not been fulfilled, it has extensive enforcement powers, including the ability to initiate action to physically seize products or to enjoin their manufacture and distribution, to require recalls of certain types of products, and to impose or seek to impose civil or criminal sanctions against individuals or companies violating applicable statutes.

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

Competition

The Company believes that the principal competitive factors in Avitar’s markets are innovative product design, product quality, established strategic customer relationships, name recognition, distribution and price.  At least 20 companies of all sizes, including major diagnostic test and health care companies, are engaged in activities similar to those of Avitar.  Most of Avitar’s competitors have substantially greater financial, marketing, administrative and other resources and larger research and development staffs.

Although Avitar may not have the development resources of many of its competitors, the Company believes its product design and development experience allows it to compete favorably in providing innovative products and services in Avitar’s markets.  Of the approximately five  instant oral fluid based drugs of abuse testing products currently being offered, Avitar’s ORALscreen represents one of the most comprehensive, state-of-the-art test for drugs of abuse.  Furthermore, the Company believes that its Hydrasorb wound dressings and custom foam products possess qualities with significant advantages over competing products, including cost effectiveness.  In addition to the Company’s national sales force, ChoicePoint, Quest and many smaller, local companies are marketing and distributing the Company’s ORALscreen products. Dukal, Abbott and mediBayreuth (“Medi”) are distributing the Company’s Hydrasorb wound dressings.  See “Products”, “Sales and Marketing”.

The Company believes that its product markets are highly fragmented with many different companies competing with regard to a specific product or product category.  As a result, Avitar’s competition varies from product to product.  Avitar’s primary competitors in the wound dressing market include Bristol Meyers Squibb, Johnson & Johnson, Smith and Nephew, 3M and Acme United.  In the drugs of abuse test market, the largest competitors are Varian Instruments, American BioMedica Corp., OraSure Technologies, Inc., Novacon, Concateno, PLC (formerly Cozart Bioscience Ltd.), Branan, Securetec Detektions-Systeme, AG.

Intellectual Property

Trade secrets, proprietary information and know-how are important to the Company’s scientific and commercial success.  Avitar currently relies on a combination of patents, trade secrets, trademark law and non-disclosure agreements to establish and protect its proprietary rights in its products.  Avitar currently holds numerous United States patents, has applications pending for additional patents and has licenses to use certain patents.  In addition, the Company has certain registered and other trademarks.

The Company believes that its products, trademarks and other proprietary rights do not infringe upon the proprietary rights of third parties.

Product Liability; Insurance Coverage

The testing, marketing and sales of diagnostic test and medical products and services entail a high risk of product liability and professional liability claims by consumers and others.  Claims may be asserted against the Company by end users of any of Avitar’s products.  As of September 30, 2007, the Company had product liability insurance coverage in the amount of $5,000,000.  No claims had been asserted against this coverage.  This insurance will not cover liabilities caused by events occurring prior to the time such policy was purchased by the Company or liabilities caused by events occurring after such policy is terminated or for claims made after 60 days following termination of the policy.  Further, certain distributors of diagnostic test, medical and dental products require minimum product liability insurance coverage as a condition precedent to purchasing or accepting products for distribution.

Employees

At September 30, 2007, the Company had 36 full-time employees, including 3 in research and development, 21 in manufacturing, supply, and direct service operations, 6 in sales and marketing and 6 in administration.  None of the employees is subject to a collective bargaining agreement.  The Company believes its relationship with its employees to be satisfactory.

Item 2.   Description of Property

The Company leases approximately 37,000 square feet of space that includes 37,000 square feet in Canton, Massachusetts for its manufacturing facility and administrative offices until June 2010.  The current annual rent is approximately $337,000 for the Canton facility (excluding assessment for operating expenses).  The facility is in satisfactory condition for its purposes.

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

In its answer to this Complaint filed with the court on December 4, 2006, the Company denied substantially all allegations of the Plaintiff and made a significant counter claim against the Plaintiff for damages suffered by the Company as a result of the Plaintiff’s failure to perform in accordance with the 1999 Product Development Agreement.  In January 2007, the Plaintiff denied substantially all of the allegations included in the Company’s counterclaim against the Plaintiff.  In April and October 2007, conferences were held with the Judge assigned to this case and schedules were established and revised for the discovery process and the trial.

Item 4.   Submission of Matters to a Vote of Security Holders

Not applicable

Part II

Item 5.   Market for Common Equity and Related Stockholder Matters

Market Price Data.  The Company’s Common Stock is quoted on the Over The Counter Bulletin Board (“OTCBB”) under the symbol AVTI.OB.  A one for fifty (1 for 50) reverse split of the Company’s common stock was authorized by the Company’s shareholders at their annual meeting held on January 18, 2006 and became effective on February 17, 2006.  The table below sets forth the high and low sales prices for the Company's Common Stock as quoted on OTCBB for the periods indicated.  The reverse stock split was applied retroactively in the following table.

High                  Low
Fiscal 2006
     First Quarter                                                     1.00                   0.50
     Second Quarter                                                1.01                   0.31
     Third Quarter                                                    0.50                   0.15
     Fourth Quarter                                                  0.16                   0.03

Fiscal 2007
     First Quarter                                                      0.0600             0.0230
     Second Quarter                                                 0.0320             0.0230
     Third Quarter                                                     0.0220             0.0080
     Fourth Quarter                                                   0.0100             0.0015

As of December 12, 2007 the last sales price for the Company's Common Stock was $0.005 per share.

Holders.  The Company had approximately 550 owners of record and, it believes, in excess of 7,500 beneficial owners of the Company Common Stock as of December 12, 2007.

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

Issuances of securities without registration during the fourth quarter of Fiscal 2007.  During the quarter ended September 30, 2007 the Company issued 4,805,763 shares of common stock to holders of long-term convertible debt upon the conversion of their notes and issued 9,103,354 shares of common stock to holders of Series E Redeemable Convertible Preferred Stock upon the conversion of their preferred stock.  The exemption for registration of these securities is based upon Section 4(2) of the Securities Act because the issuances were made to accredited investors in private placements.

Item 6.  Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing elsewhere in this report.

Results of Operations

Revenues

Sales for the fiscal year ended September 30, 2007 (“Fiscal 2007”) decreased $1,412,814, or approximately 31%, to $3,106,232 from $4,519,046 for the fiscal year ended September 30, 2006 (“Fiscal 2006”).  The change for Fiscal 2007 primarily reflects a decrease in the volume of sales for its Foam Products resulting mainly from the change to a new US distributor on January 1, 2007 for Hydrasorb® wound dressings.  The Company expects sales volume of the Foam Products to improve when and if a new primary distributor for Hydrasorb® is appointed as a replacement for Dukal and additional orders for new products are received.

Operating Expenses

Cost of sales for Fiscal 2007 was approximately 73% of sales compared to the cost of sales of approximately 70% of sales for Fiscal 2006.  The change for Fiscal 2007 occurred primarily as a result of the reduction in sales described above, offset in part by the impact of the expense reduction program put in place by the Company in April 2007.

Sales, general and administrative expenses for Fiscal 2007 decreased $513,981, or approximately 14%, to $3,259,876 from $3,773,857 for Fiscal 2006.  The decrease for Fiscal 2007 primarily resulted from expense reductions of approximately $52,000 for consulting fees, $390,000 for salary and payroll related costs for various sales, marketing and other administrative positions, $57,000 for insurance premiums, $55,000 for travel expenses, $43,000 for trade shows and promotion materials, $41,000 for annual meeting and report costs, and $164,000 for various other administrative items; offset in part by an increase of approximately $93,000 for legal fees, $73,000 for investor relations and $122,000 for stock-based compensation.  In order to achieve revenue growth, the Company will need to incur increased expenses to hire additional direct sales staff and expand marketing programs as sufficient additional funding becomes available.

Research and development expenses for Fiscal 2007 were $309,637 compared to $493,943 for Fiscal 2006.  The decrease of approximately $184,000 resulted primarily from reduced salary and fringe benefit expenses of $152,000, consulting expense of $7,000, and material and various development related expenses of $25,000.  Although research and development expenses were lower for Fiscal 2007, the Company must continue developing and enhancing its ORALscreen products and therefore will most likely incur increased expenses for research and development beyond Fiscal 2007 as sufficient additional funding becomes available.

Other Income and Expense

Other income for Fiscal 2007 was $1,966,739 as compared to other income of $876,939 for the fiscal year ended September 30, 2006.  The change for Fiscal 2007 resulted primarily from the changes in the fair market value of embedded derivative securities and warrants.

Interest expense and financing costs were $1,436,301 for Fiscal 2007 compared to $1,532,711 incurred during Fiscal 2006.  The decrease for the fiscal year ended September 30, 2007 resulted primarily from the $605,000 non-cash interest expense recorded in Fiscal 2006 for the fair value of the warrants issued as replacement for the outstanding warrants in May 2006 (see Note 9 to the accompanying consolidated financial statements); offset in part by the interest, amortization of deferred financing costs and amortization of debt discount associated with the additional long-term note borrowings totaling approximately $1,895,000 that were completed by the Company from December 2006 through August 2007.

Discontinued Operations

            On May 1, 2007, the Company consummated a sale of the business of its BJR subsidiary.   For the fiscal year ended September 30, 2007, the loss from discontinued operations was $57,256 solely related to the operations of BJR compared to a loss of $154,214 for Fiscal 2006.  The loss for Fiscal 2006 was composed of the loss from operations of BJR of $136,094 and a goodwill impairment charge of $138,120 for BJR; offset in part by income of $120,000 from the disposal of USDTL.  See Note 3 to the accompanying consolidated financial statements.

Net Loss

Primarily as a result of the factors described above, the Company had a net loss of $2,259,629 or $.09 per basic and diluted share for Fiscal 2007, compared to a net loss of $3,703,165 or $.80 per basic and diluted share for Fiscal 2006.

Financial Condition and Liquidity

At September 30, 2007, the Company had a working capital deficit of $3,823,193 and cash and cash equivalents of $94,069.  Cash flows from financing activities provided the primary source of funding during the year ended September 30, 2007 and the Company will continue to rely on this type of funding until profitability is reached.  The following is a summary of cash flows for the year ended September 30, 2007:

     September 30,
Sources (use) of cash flows                                                                             2007
Operating activities                                                                                     $(1,768,713)
Investing activities                                                                                             (21,011)
Financing activities                                                                                         1,603,250
Net decrease in cash and equivalents                                                      $   (186,474)

Operating Activities.  The net loss of $2,259,629 (composed of expenses totaling $7,332,600 less sales and other income of $5,072,971) was the major use of cash by operations.  When the net loss is adjusted for non-cash expenses such as depreciation and amortization, amortization of debt discounts, deferred financing costs and deferred lessor incentive, common stock issued for services, stock-based compensation, and income from the changes in the fair market value of derivative securities and warrants, the cash needed to finance the net loss was $2,957,340.  Working capital changes lowered operating cash requirements as a result of a decrease in accounts receivable of $332,073 due to the lower sales volume, a reduction in inventory levels of $46,642, a decrease in prepaid expenses and other current assets of $62,741, an increase in accounts payable and accrued expenses of $740,928 primarily from the deferral of vendor payments and interest payments on long-term convertible debt and a decrease in the net assets of discontinued operations of $10,643.  In addition, there was a decrease in deferred revenue that became recognized revenue in Fiscal 2007 of $4,400.

Investing and Financing Activities.  Cash of $21,011 was used for additions to property, plant and equipment.  To fulfill the major financing requirements of the business, the Company generated $1,628,400 through the issuance of long-term convertible notes (as described in Note 9 to the accompanying consolidated financial statements) and $109,807 in proceeds from issuance of short-term notes payable; of which $134,957 was used to repay various short-term notes payable and capital lease obligations.

During Fiscal 2008, the Company's cash requirements are expected to include primarily the funding of operating losses, the payment of outstanding accounts payable, the repayment of certain notes payable, the funding of operating capital to grow the Company’s drugs of abuse testing products and services, and the continued funding for the development of its ORALscreen product line.

In November and December 2007, the Company executed additional notes payable with AJW Partners, LLC, AJW Master Fund, Ltd. and New Millennium Capital Partners II, LLC in the total principal amount of $650,000.  Interest on these notes is at 8% per annum and is payable quarterly in cash or the Company’s common stock at the option of the Company.  The Company issued warrants to purchase 55,000,000 shares of common stock at $.01 per share for seven years in connection with these notes.  The entire principal plus any accrued and unpaid interest associated with these notes is convertible, at the holder’s option, into the Company’s common stock at a conversion price of 40% of the average of the three lowest intraday trading prices of the common stock for the twenty trading days preceding the date that the holders elect to convert.  As part of this financing, the conversion price related to all previously issued and outstanding notes to AJW Partners, AJW Master Fund, Ltd., AJW Qualified Partners, and New Millennium Capital Partners II, LLC (as described in following paragraph) was changed from 55% or 65% to 40%.

  From September 2005 through August 2007 the Company executed notes payable with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC, New Millennium Capital Partners II, LLC and AJW Master Fund in the total principal amount of $6,165,000 which are payable at maturity dates from September 2008 to August 2010.  Interest on these notes is at 8% per annum and is payable quarterly in cash or the Company’s common stock at the option of the Company.  The Company originally issued warrants to purchase 100,000 shares of common stock at $12.50 per share for five years in connection with the notes executed from September 2005 to April 2006.  In conjunction with the notes executed in May 2006, the outstanding warrants were cancelled and replaced with warrants to purchase 3,000,000 shares of common stock at $1.25 per share for seven years.   For the notes executed from July 2006 through August 2007, the Company issued warrants to purchase a total of 65,500,000 shares of common stock at $.01 to $.22 per share for seven years. Non-cash interest expense of $605,000 representing the fair value of the warrants issued as replacement for the outstanding warrants in May 2006 was recorded in fiscal 2006. Fees of approximately $1,202,000 incurred in connection with securing these loans were recorded as a deferred financing charge. In addition, the entire unpaid and unconverted principal plus any accrued and unpaid interest associated with these notes was convertible, at the holder’s option, into the Company’s common stock at a conversion price of 65% for notes issued through February 2006 and 55% for notes executed after February 2006 of the average of the three lowest intraday trading prices of the common stock for the twenty trading days preceding the date that the holders elect to convert.  A discount to debt totaling $2,288,222 ($1,477,616 for the fair value of the conversion feature of these notes and $810,606 for the incremental fair value of the warrants issued in connection with these notes) was recorded during fiscal 2005, 2006 and 2007 and is being amortized over the terms of the notes.  The unamortized discount was $1,332,072 ($63,524 for notes maturing September 2008 and $1,268,548 for the remainder of the notes) as of September 30, 2007.  The collateral pledged by the Company to secure these notes includes all assets of the Company.  Through September 30, 2007, notes totaling $393,873 were converted into 25,305,763 shares of common stock.

As security for full and faithful performance of all provisions of the lease renewal for the facility at Canton, MA in Fiscal 2005, the Company furnished the landlord an irrevocable letter of credit in the amount of $150,000.  The letter of credit was obtained from a bank that requires the Company to maintain $150,000 on deposit with the bank as full collateral for the letter of credit.

The cash available at September 30, 2007, the proceeds received in November and December 2007 from the financing described above and the anticipated customer receipts are expected to be sufficient to fund the operations of the Company through early January 2008.  Beyond that time, the Company will require significant additional financing from outside sources to fund its operations.  The Company plans to continue working with placement agents and/or investment fund managers in order to raise additional capital during Fiscal 2008 from the sales of equity and/or debt securities.   The Company plans to use the proceeds from these financings to provide working capital and capital equipment funding to operate the Company, to expand the Company’s business, to further develop and enhance the ORALscreen drug screening systems and to pursue the development of in-vitro oral fluid diagnostic testing products.  However, there can be no assurance that these financings will be achieved.

Required payments for debt and minimum rentals as of September 30, 2007 are as follows:

Fiscal Year	Operating Leases	Short-Term Debt *	Term Debt*	Total
2008	$330,781	$2,263,215	$413,200	$3,007,196
2009	348,906	-	3,546,946	3,895,852
2010	271,875	-	1,977,913	2,249,788

Total minimum payments	$951,562	$2,263,215	$5,938,059	$9,152,836

    *  Includes interest.

Management expects that operating revenues will grow during Fiscal 2008 as employers expand their use of random drug testing utilizing Avitar’s ORALscreen, which, as an instant on-site diagnostic test, is part of the fastest growing segment of the diagnostic test market and if the Company is able to find a major US distributor for its Hydrasorb wound dressing products.  However, due to the funding constraints described above, the Company in April 2007 initiated an expense reduction program which resulted in a decrease in its direct sales force and delayed the implementation of an expanded, targeted marketing program. ORALscreen, as an instant on-site diagnostic test, is part of the fastest growing segment of the diagnostic test market.  Funding constraints have also resulted in the Company having difficulty in maintaining raw material inventories at sufficient levels for manufacturing products to meet anticipated sales volumes.  Based on current sales, expense and cash flow projections, the Company believes that the current level of cash and cash equivalents on hand and, most importantly, the anticipated net proceeds from the future financings mentioned above would be sufficient to fund operations until the Company achieves profitability.  There can be no assurance that the Company will consummate the above-mentioned future financings, or that any or all of the net proceeds sought thereby will be obtained.  Furthermore, there can be no assurance that the Company will find a major US distributor for its Hydrasorb products or have sufficient resources to achieve the anticipated growth.  Once the Company achieves profitability, the longer-term cash requirements of the Company to fund operating activities, purchase capital equipment, expand the existing business and develop new products are expected to be met by the anticipated cash flow from operations and proceeds from the financings described above. However, because there can be no assurances that sales will materialize as forecasted, management will continue to closely monitor and  control discretionary costs at the Company and will continue to actively seek the needed additional capital.

As a result of the Company’s recurring losses from operations and working capital deficit, the report of its independent registered public accounting firm relating to the financial statements for Fiscal 2007 contains an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern.  Such report states that the ultimate outcome of this matter could not be determined as of the date of such report (December 24, 2007).  The Company’s plans to address the situation are presented above.  However, there are no assurances that these endeavors will be successful or sufficient.

Recent Accounting Pronouncements

    In July 2006, the Finance Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109”.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”.  FIN 48 prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return.  It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for the Company’s fiscal year beginning October 1, 2007.  The Company is currently evaluating the effect that the adoption of FIN 48 will have on its consolidated financial statements but does not expect that it will have a material impact.

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

In March 2006, the FASB issued EITF 06−03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)” that clarifies how a company discloses its recording of taxes collected that are imposed on revenue-producing activities. EITF 06−03 was effective for the Company beginning October 1, 2006.  The adoption of EITF 06-03 has not had a material impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The FASB has issued a one-year deferral of SFAS 157’s fair value measurement requirement for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis.  The Company is currently evaluating the impact that SFAS No. 157 will have on its results of operations or financial position.

In December 2006, the FASB issued FASB Staff Position Number 00-19-2, “Accounting for Registration Payment Arrangements” ("FSP EITF 00-19-2").  FSP EITF 00-19-2 addresses an issuer’s accounting for registration payment arrangements. FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies”.  FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of FSP EITF 00-19-2 (December 21, 2006).   For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The adoption of FSP EITF 00-19-2 by the Company has not had an impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB No 115”. This Statement provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. The standard also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect that the adoption of SFAS No. 159 will have on its consolidated financial statements but does not expect that it will have a material impact.

Critical Accounting Policies

The Company’s significant accounting policies are listed in Note 2 to the accompanying consolidated financial statements for the year ended September 30, 2007. However, certain of its accounting policies require the application of significant judgment by its management, and such judgments are reflected in the amounts reported in the consolidated financial statements. The Company considers its accounting policies with respect to revenue recognition, use of estimates, long-lived assets and goodwill as the most critical to its results of operations and financial condition.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

Forward-Looking Statements and Associated Risks

Except for the historical information contained herein, the matters set forth herein are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. We intend that such forward-looking statements be subject to the safe harbors created thereby to the extent applicable.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Such factors include, but are not limited to the following:  product demand and market acceptance risks, the availability of an appropriate replacement for the  primary distributor in the U.S. for Hydrasorb® wound dressings, the effect of economic conditions, results of pending or future litigation, the impact of competitive products and pricing, product development and commercialization, technological difficulties, government regulatory environment and actions, trade environment, capacity and supply constraints or difficulties, the result of financing efforts, actual purchases under agreements and the effect on  the Company’s accounting policies.

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

Item 8A.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, including our chief executive officer and chief financial officer, have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2007, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based upon that evaluation, our chief executive officer and chief financial officer have concluded that as of such date, our disclosure controls and procedures in place are adequate and effective to ensure material information and other information requiring disclosure is identified and communicated on a timely basis.

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

Part III

Item 9.   Directors, Executive Officers, Promoters and Control Persons And Corporate Governence Compliance with Section 16(a) of the Exchange  Act

The directors and executive officers of the Company and their respective ages and positions with the Company, as of September 30, 2007, along with certain biographical information (based solely on information supplied by them), are as follows:

Name	Age	Title
Peter P. Phildius	77	Chairman of the Board and Chief Executive Officer/Director
Douglas W. Scott	61	President and Chief Operating Officer/Director
Jay C. Leatherman, Jr	63	Vice President, Chief Financial Officer andSecretary
Peter Cholakis	52	Vice President of Marketing
Neil R. Gordon (1)(2)	59	Director
Charles R. McCarthy (1)(2)	68	Director

1.Member of Audit Committee.
2.Member of Compensation Committee.

Peter P. Phildius

Mr. Phildius has been Chairman of the Company's Board of Directors since October 1990 and Chief Executive Officer since July 1996.  He has been a general partner in Phildius, Kenyon & Scott (“PK&S”) since the firm's founding in 1985.  Prior to 1985, Mr. Phildius was an independent consultant and Chairman and co-founder of Nutritional Management, Inc., a company that operates weight loss clinics (1983 - 1985), President and Chief Operating Officer of Delmed, Inc., a medical products company (1982 - 1983), President and Chief Operating Officer of National Medical Care, Inc., a dialysis and medical products company (1979 - 1981), and held a variety of senior management positions with Baxter Laboratories Inc. ("Baxter"), a hospital supply company and the predecessor of Baxter Healthcare Corporation.  During the last eight years of his 18 year career at Baxter (1961 - 1979), Mr. Phildius was Group Vice President and President of the Parenteral Division, President of the Artificial Organs Division and President of the Fenwal Division.

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

Peter Cholakis

Mr. Cholakis has served as the Company’s Vice President of Marketing since February 2004.  He has over 20 years of senior marketing experience and is leading Avitar’s marketing campaign in penetrating the $1.5 billion drugs-of-abuse market with its point-of-care oral fluid drugs-of-abuse test, ORALscreen® Before joining Avitar, Mr. Cholakis worked for VFA, a Boston-based enterprise software and services firm as vice president of marketing. Prior to that, he held key marketing and sales positions in the high technology product and consultative service markets.

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

Charles R. McCarthy, Jr.

Mr. McCarthy has served as a director since February 1999.  He has been counsel in the Washington D.C. law firm, O’Connor & Hannan, since 1993.  He is currently a director of Interactive Technology.Com, Limited.  Previously, Mr. McCarthy was General Counsel to the National Association of Corporate Directors, served as a trial attorney with the Securities and Exchange Commission, was Blue Sky Securities Commissioner for the District of Columbia and was a law professor teaching securities law topics and served as a Board member of and counsel to a number of public companies over the last 30 years.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act (“SEC”) of 1934 requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based on its review of the copies of such forms received by it, the Company believes that, during Fiscal 2007, all filing requirements applicable to its officers, directors and greater than ten percent shareholders were met.

Audit Committee Financial Expert

The Board of Directors has determined that each of the members of the Audit Committee is independent as determined in accordance with the listing standards of the American Stock Exchange and Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.  In addition, the Board of Directors has determined that Neil R. Gordon is an audit committee financial expert as defined by SEC rules.

Code of Ethics

The Company adopted a written code of ethics as of June 2004.

Item 10.   Executive Compensation

Summary Compensation Table.  The following table sets forth compensation earned by or paid to the Chief Executive Officer, Chief Operating Officer and other executive officers for Fiscal 2007 and, to the extent required by applicable Commission rules, the preceding two fiscal years.

Name/Position	Year	Salary	Stock Options	Total Compensation
Peter P. Phildius	2007	$190,000	$5,277	$195,277
(Chairman of the Board/	2006	$200,000	$5,277	$205,277
Chief Executive Officer)	2005	$200,000	$5,277	$205,277

Douglas W. Scott	2007	$171,000	$2,763	$173,763
(President/	2006	$180,000	$2,763	$182,763
Chief Operating Officer)	2005	$180,000	$2,763	$182,763

Jay C. Leatherman, Jr	2007	$133,000	$1,812	$134,812
(Chief Financial Officer)	2006	$140,000	$1,812	$141,812
	2005	$140,000	$1,812	$141,812

Richard Anderson(2)	2007(1)	-	-	-
(Vice President of Research	2006	$140,000	$8,515	$148,515
& Development)	2005	$140,000	$8,515	$148,515

Peter Cholakis	2007	$144,227	$19,652	$163,879
(Vice President of	2006	$149,955	$19,652	$169,607
Marketing)	2005	$143,747	$19,652	$163,399

(1)	Compensation was less than $100,000.

(2)	Resigned in October 2006

Stock Option Grants in Last Fiscal Year.  No stock options were granted to executive officers during Fiscal 2007.

Option Exercises in Last Fiscal Year and Year-Ended Option Values.  No stock options were exercised by the executive officers in Fiscal 2007.

As of September 30, 2007, the executive officers held options as follows, none of which are in the money:

	Option Awards
			Equity
			Incentive
			Plan
			Awards
	Number of	Number of	Number of
	Securities	Securities	Securities
	Underlying	Underlying	Underlying
	Unexercised	Unexercised	Unexercised	Option	Option
	Options	Options	Unearned	Exercise	Expiration
Name and Title	(exercisable)	(unexercisable)	Options	Price	Date
Peter Phildius	2,000	-	-	$12.50	2/4/2008
(Chairman and Chief	16,400	12,600	-	$17.25	1/18/2009
Executive Officer)	5,040	-	-	$33.00	6/27/2011
	2,520	-	-	$67.00	1/18/2012
	5,443	3,629	-	$3.50	10/4/2014
Total	31,403	16,229

Douglas Scott	2,000	-	-	$12.50	2/4/2008
(President and Chief	10,400	6,600	-	$17.25	1/18/2009
Operating Officer)	2,640	-	-	$33.00	6/27/2011
	1,320	-	-	$67.00	1/18/2012
	2,851	1,901	-	$3.50	10/4/2014
Total	19,211	8,501

Jay Leatherman	1,000	-	-	$10.00	2/4/2008
(Chief Financial	4,975	4,375	-	$17.25	2/4/2008
Officer)	1,750	-	-	$33.00	6/27/2011
	875	-	-	$67.00	1/18/2012
	1,890	1,310	-	$3.50	10/4/2014
Total	10,490	5,685

Peter Cholakis	6,400	1,600	-	$15.00	2/2/2014
(Vice President of
Marketing)

Employment Agreements.  Messrs. Phildius and Scott are covered by Employment Agreements (the “Employment Agreements”) which commenced on May 19, 1995.   Pursuant to the Employment Agreements, if Messrs. Phildius and/or Scott are terminated without "Cause" (as such term is defined in the Employment Agreements) by the Company or if Messrs. Phildius and/or Scott terminate their employment as a result of a breach by the Company of its obligations under such Agreements, he will be entitled to receive his annual base salary ($200,000 for Mr. Phildius and $180,000 for Mr. Scott) for a period of up to 18 months following such termination.  In addition, if there is a "Change of Control" of the Company (as such term is defined in the Employment Agreements) and, within two years following such "Change of Control", either of Messrs. Phildius or Scott is terminated without cause by the Company or terminates his employment as a result of a breach by the Company, such executive will be entitled to certain payments and benefits, including the payment, in a lump sum, of an amount equal to up to two times the sum of (i) the executive's annual base salary and (ii) the executive's most recent annual bonus (if any).  In addition, pursuant to the Employment Agreements, which have a three-year term (subject to extension), Messrs. Phildius and Scott are each entitled to annual bonus payments of up to $150,000 if the Company achieves certain levels of pre-tax income (as such term is defined in such Agreements) or alternative net income objectives established by the Board of Directors.

         Director Compensation.  During Fiscal 2007 in accordance with a plan approved by the Company on September 25, 2001, the Company compensated its non-management directors with a $5,000 annual retainer, $1,000 for each board meeting attended and $500 for each committee meeting attended. In addition, a plan approved by the Company on August 3, 2004 provides for each non-management director to be granted options covering 100,000 shares of the Company's common stock upon initial election to the Board and options covering 75,000 shares of the Company's common stock per year for each year in which he/she was selected to serve as a director.  No options were granted during Fiscal 2007.  The following table sets forth the compensation paid to non-management directors in Fiscal 2007:

	Fees
	Earned or
	Paid in	Option	Total
Name	Cash	Awards	Compensation
Neil Gordon	$6,500	-	$6,500

Charles McCarthy	$6,500	-	$6,500

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the number of shares of the Common Stock beneficially owned as of December 12, 2007 by (i) each person believed by Avitar to be the beneficial owner of more than 5% of the Common Stock; (ii) each director; (iii) the Chief Executive Officer and its four most highly compensated executive officers (other than the Chief Executive Officer) who earn over $100,000 a year; and (iv) all directors and executive officers as a group.  Beneficial ownership by the stockholders has been determined in accordance with the rules promulgated under Section 13(d) of the Securities Exchange Act of 1934, as amended.  All shares of the Common Stock are owned both of record and beneficially, unless otherwise indicated.

Name and Address of Beneficial Owner (1)	No. Owned	%
Peter P. Phildius (2)(3)(8)(9)	99,417	*
Douglas W. Scott (2)(4)(8)(10)	68,173	*
Phildius, Kenyon & Scott("PK&S") (2)(9)	34,652	*
Jay C. Leatherman, Jr.(2)(5)	10,490	*
Peter Cholakis (2)(11)	6,400	*
Neil R.Gordon (2)(6)	6,682	*
Charles R. McCarthy (2)(7)	8,403	*
All directors and executive officers as a group (3)(4)(5)(6)(7)(8)(9)(10)(11)	165,206	*

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

(3)  Includes 33,362 shares of the Company's Common  Stock,  options  and warrants to purchase 31,403 shares of the  Company's  Common Stock.  Also includes the securities of the Company beneficially owned by PK&S as described below in Note 9.

(4)  Includes 14,310 shares of the Company's Common Stock and options to purchase 19,211 shares of the Company's Common Stock.  Also includes the securities of the Company beneficially owned by PK&S as described below in Note 9.

(5)  Includes 113 shares of the Company's Common Stock and options to purchase 10,490 shares of the Company’s Common Stock.

(6)  Includes 1,812 shares of the Company's Common Stock and options to purchase 5,050 shares of the Company's Common Stock.

(7)  Includes 3,453 shares of the Company’s Common Stock and options to purchase 4,950 shares of the Common Stock.

(8) Represents ownership of 34,652 shares of the Company's Common Stock. PK&S is a partnership of which Mr. Phildius and Mr. Scott are general partners.

(9) Does not include 682 shares of the Common Stock owned by Mr. Phildius' wife, all of which he disclaims beneficial ownership.

(10) Does not include 300 shares of the Common Stock owned by Mr. Scott's children, all of which he disclaims beneficial ownership.

(11)  Includes options to purchase 6,400 shares of the Company’s Common Stock.

Securities authorized for issuance under equity compensation plans.

Equity Compensation Plan Information As of September 30, 2007
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	11,869	$13.11	738,131
Equity compensation plans not approved by security holders	146,759	$21.85	153,241
Total	158,628	$21.20	891,372

See information concerning compensation plans not approved by shareholders in Consolidated Financial Statements, Note 13, Stockholders’ Equity, Common Stock Purchase Warrants and Stock Options.

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

On May 19, 1995, the Company's Consulting Agreement ended and was replaced by the Employment Agreements with Messrs. Phildius and Scott (See "Employment Agreements").  As requested by Messrs. Phildius and Scott and approved by the Company's Board of Directors, the salary and benefits provided under the Employment Agreements will be paid directly to PK&S.  Under the terms of the current employment agreements with Peter Phildius and Douglas Scott described above, the Company pays their salaries and related expenses directly to PK&S.  The aggregate of salaries, fringe benefits and reimbursement of expenses paid to PK&S by the Company on behalf of Messrs. Phildius and Scott for fiscal years 2007 and 2006 totaled $389,578 and $408,628 respectively.

Item 13.    Exhibits

(a)           Exhibits:
Exhibit No.	Document

3.1 (F) 3.2	Complete Copy of Certificate of Incorporation. Complete Copy of Bylaws
(G) 4.1 (C) 4.2 (D) 4.3 (I) 4.4 (J) 4.5 (A) 10.1
Certificate of Designations, Rights and Preferences of Series A Redeemable Convertible Preferred Stock

Certificate of Designations, Rights and Preferences of Series B
     Redeemable Convertible Preferred Stock
Certificate of Designations, Rights and Preferences of Series C
     Redeemable Convertible Preferred Stock
Certificate of Designations, Rights and Preferences of Series E
     Redeemable Convertible Preferred Stock
Form of Callable Secured Convertible Note issued in the aggregate principal amount of $1 million on September 23, 2005.
Employment Agreement between MHB and Peter P. Phildius, dated as of July 23, 1993.

(B) 10.2	Amended and Restated Employment Agreement between MHB and Peter P. Phildius, dated as of August 15, 1994.
(H) 14.1 (K) 20.1 21.1	Code of Ethics Definitive Proxy Statement for Annual Meeting scheduled for December 18, 2007 Subsidiaries of the Company
23.1	Consent of BDO Seidman, LLP
31.1 31.2 32.1 32.2	Rule 13a-14(a)/15d-14(a) Certification Rule 13a-14(a)/15d-14(a) Certification Section 1350 Certification Section 1350 Certification

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

(C) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Annual Report for the fiscal year ended September 30, 1999 (Commission File No. 0-
       20316), and incorporated herein by reference.

(D) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Annual Report for the fiscal year ended September 30, 2000 (Commission File No. 1-
       51695), and incorporated herein by reference.

(E) Omitted.

 (F) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Annual Report for the fiscal year ended September 30, 2002
      (Commission File No.1-51695) as amended, and incorporated herein by reference.

(G) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report for the event occurred on May 25, 2004 (Commission File
      No. 1-15695), and incorporated herein by reference.

(H) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Annual Report for the fiscal year ended September 30, 2004 (Commission File No. 1-
       51695), and incorporated herein by reference.

(I)  Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report for the event occurred on April 19, 2005 (Commission
      File No. 1-15695), and incorporated herein by reference.

(J)  Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report for the event occurred on September 23, 2005
      (Commission File No. 1-15695), and incorporated herein by reference.

(K) Previously filed with the Securities and Exchange Commission on November 20 (Commission File No. 1-15695), and incorporated herein by reference.

Item 14.                      Principal Accountant Fees and Services

During Fiscal 2007 and Fiscal 2006, the Company retained its principal auditor, BDO Seidman, LLP to provide services in the following categories and amounts:

	2007	2006
Audit Fees (services in connection with the audit of the Company’s financial statements, review of the Company’s quarterly reports on Form 10-QSB and statutory or regulatory filings or engagements)	$155,563	$154,000
Audit Related Fees (assurance and related services	$-	$-
Tax Fees (services in connection with the Preparation of the Company’s tax returns)	$15,480	$14,700
All Other Fees	$-	$-

Our Audit Committee’s policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants.  These services may include audit services, audit-related services, tax services and other services.  Under our Audit Committee’s policy, pre-approval is generally provided for particular services or categories of services, including planned services, project-based services and routine consultations.  In addition, the Audit Committee may also approve particular services on a case-by-case basis.

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

Dated: December 28, 2007
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

Name	Title	Date
/s/ Peter P. Phildius Peter P. Phildius	Chairman of the Board and Chief Executive Officer (Principal Executive Officer); and Director	December 28, 2007
/s/ Douglas W. Scott Douglas W. Scott	President and Chief Operating Officer and Director	December 28, 2007

/s/ J.C. Leatherman, Jr. J.C. Leatherman, Jr.	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	December 28, 2007
/s/ Neil R .Gordon Neil R. Gordon	Director	December 28, 2007

/s/ Charles R. McCarthy Charles R. McCarthy	Director	December 28, 2007

EXHIBIT INDEX
Exhibit No.	Document

3.1 (F) 3.2	Complete Copy of Certificate of Incorporation. Complete Copy of Bylaws
(G) 4.1 (C) 4.2 (D) 4.3 (I) 4.4 (J) 4.5 (A) 10.1
Certificate of Designations, Rights and Preferences of Series A Redeemable Convertible Preferred Stock

Certificate of Designations, Rights and Preferences of Series B
     Redeemable Convertible Preferred Stock
Certificate of Designations, Rights and Preferences of Series C
     Redeemable Convertible Preferred Stock
Certificate of Designations, Rights and Preferences of Series E
     Redeemable Convertible Preferred Stock
Form of Callable Secured Convertible Note issued in the aggregate principal amount of $1 million on September 23, 2005.
Employment Agreement between MHB and Peter P. Phildius, dated as of July 23, 1993.

(B) 10.2	Amended and Restated Employment Agreement between MHB and Peter P. Phildius, dated as of August 15, 1994.
(H) 14.1 (K) 20.1 21.1	Code of Ethics Definitive Proxy Statement for Annual Meeting scheduled for December 18, 2007 Subsidiaries of the Company
23.1	Consent of BDO Seidman, LLP
31.1 31.2 32.1 32.2	Rule 13a-14(a)/15d-14(a) Certification Rule 13a-14(a)/15d-14(a) Certification Section 1350 Certification Section 1350 Certification

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

(C) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Annual Report for the fiscal year ended September 30, 1999 (Commission File No. 0-
       20316), and incorporated herein by reference.

(D) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Annual Report for the fiscal year ended September 30, 2000 (Commission File No. 1-
       51695), and incorporated herein by reference.

(E) Omitted.

 (F) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Annual Report for the fiscal year ended September 30, 2002
      (Commission File No.1-51695) as amended, and incorporated herein by reference.

(G) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report for the event occurred on May 25, 2004 (Commission File
      No. 1-15695), and incorporated herein by reference.

(H) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Annual Report for the fiscal year ended September 30, 2004 (Commission File No. 1-
       51695), and incorporated herein by reference.

(I)  Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report for the event occurred on April 19, 2005 (Commission
      File No. 1-15695), and incorporated herein by reference.

(J)  Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report for the event occurred on September 23, 2005
      (Commission File No. 1-15695), and incorporated herein by reference.

(K) Previously filed with the Securities and Exchange Commission on November 20 (Commission File No. 1-15695), and incorporated herein by reference.

 Avitar, Inc. and
 Subsidiaries

 Consolidated Financial Statements
 Years Ended September 30, 2007 and 2006

Report of independent registered public accounting firmF-2

Consolidated financial statements:

Balance sheet                                                                                                                            F-3 to F-4

Statements of operations                                                                                                        F-5

Statements of stockholders’ deficit                                                                                      F-6

Statements of cash flows                                                                                                       F-7 to F-9

Notes to consolidated financial statements                                                                        F-10 to F-34.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Avitar, Inc.

We have audited the accompanying consolidated balance sheet of Avitar, Inc. and subsidiaries as of September 30, 2007, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended September 30, 2007.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (“United States”).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avitar, Inc. and subsidiaries as of September 30, 2007, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 2 of the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123 (R), “Share-Based Payment”, effective October 1, 2006.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has working capital and stockholder deficits as of September 30, 2007.  These matters raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Seidman, LLP

Boston, Massachusetts
December 24, 2007

Avitar, Inc. and Subsidiaries

Consolidated Balance Sheet

September 30, 2007

Assets

Current:
Cash and cash equivalents	$94,069
Accounts receivable, less allowance for doubtful accounts of $4700 (Note 15)	229,030
Inventories (Note 4)	225,156
Prepaid expenses and other current assets	85,752

Total current assets	634,007

Property and equipment, net (Note 5)	222,310
Other assets, net (Note 7)	891,508

Total Assets	$1,747,825

See notes to accompanying consolidated financial statements.

Avitar, Inc. and Subsidiaries

Consolidated Balance Sheet

September 30, 2007

Liabilities and Stockholders' Deficit

Current liabilities:
Notes payable (Note 8)	$176,171
Convertible notes payable (Note 8)	650,000
Current portion of convertible long-term notes payable (Note 8)	542,603
Accounts payable (including $123,000 due to related parties) (Note 17)	650,925
Accrued expenses (Note 18)	1,738,849
Current portion of deferred lessor incentive (Note 10)	13,400
Fair value of warrants (Note 13)	296,599
Fair value of embedded derivatives	388,653

Total current liabilities	4,457,200

Convertible long-term notes payable (Note 9)	3,896,452

Deferred lessor incentive, less current portion (Note 10)	23,450

Total liabilities	8,377,102

Redeemable convertible preferred stock and convertible
preferred stock (Note 11)	3,216,434

Commitments (Notes 12 and 13)

Stockholders' deficit (Note 13):
Series B convertible preferred stock, $.01 par value; authorized
5,000,000 shares; 5,689 shares issued and outstanding,
with aggregate preference in liquidation of $9,262	57
Common Stock, $.01 par value; authorized 100,000,000 shares;
63,047,897 shares issued and outstanding	630,479
Additional paid-in capital	49,542,450
Accumulated deficit	(60,018,697)
Total stockholders' deficit	(9,845,711)

Total liabilities, preferred stock and stockholders' deficit	$1,747,825

See accompanying notes to consolidated financial statements.

Avitar, Inc and Subsidiaries

Consolidated Statements of Operations

Years ended September 30,	2007	2006

Sales	$3,106,232	$4,519,046

Operating expenses:
Cost of sales	2,269,530	3,144,425
Selling, general and administrative	3,259,876	3,773,857
Research and development	309,637	493,943
Total operating expenses	5,839,043	7,412,225

Loss from operations	(2,732,811)	(2,893,179)

Other income (expense):
Interest expense and financing costs	(1,436,301)	(1,532,711)
Other income, net	1,966,739	876,939
Total other income (expense), net	530,438	(655,772)

Loss from continuing operations	(2,202,373)	(3,548,951)

Discontinued operations:
Loss from operations of BJR	(57,256)	(274,214)
Income from the disposal of USDTL	-	120,000
Loss from discontinued operations	(57,256)	(154,214)

Net loss	$(2,259,629)	$(3,703,165)

Preferred stock dividends	(151,980)	(162,021)
Net loss attributable to common shareholders from
continuing operations	(2,354,353)	(3,710,972)
Loss from dicontinued operations	(57,256)	(154,214)
Net loss attributable to common shareholders	$(2,411,609)	$(3,865,186)
Basic and diluted net loss per share from continuing
operations (Note 13)	$(0.09)	$(0.77)

Basic and diluted net loss per share (Note 13)	$(0.09)	$(0.80)

See accompanying notes to consolidated financial statements.

Avitar, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Deficit     (Note 13)

							Total
	Preferred Stock		Common Stock		Additional	Accumulated	Stockholders'
Years ended September 30, 2007 and 2006	Shares	Amount	Shares	Amount	paid-in capital	deficit	Deficit

Balance at September 30, 2005	5,689	$57	3,813,189	$38,132	$48,860,657	$(53,504,524)	$(4,605,678)
Sale of common stock for
employee stock plan	-	-	6,083	61	2,779	-	2,840
Conversion of Series E redeemable
convertible preferred stock into common stock	-	-	1,699,854	16,999	316,554	-	333,553
Payment of convertible preferred stock
dividend for Series A preferred stock	-	-	-	-	-	(5,417)	(5,417)
Payment of convertible preferred stock
dividend for Series E preferred stock	-	-	-	-	-	(12,878)	(12,878)
Conversion of long-term convertible debt	-	-	2,895,000	28,950	111,116	-	140,066
Conversion of Series C preferred stock	-	-	90,910	909	49,091	-	50,000
Accreation of preferred stock dividends	-	-	-	-	-	(382,883)	(382,883)
Net loss	-	-	-	-	-	(3,703,165)	(3,703,165)
Balance at September 30, 2006	5,689	$57	8,505,036	$85,051	$49,340,197	$(57,608,867)	$(8,183,562)
Conversion of Series E redeemable
convertible preferred stock into common stock	-	-	16,832,098	168,320	(17,585)	-	150,735
Conversion of long-term convertible debt	-	-	22,410,763	224,108	171,351	-	395,459
Stock based compensation	-	-	-	-	122,007	-	122,007
Stock issued for services	-	-	15,300,000	153,000	(73,520)	-	79,480
Accretion of preferred stock dividends	-	-	-	-	-	(150,201)	(150,201)
Net loss	-	-	-	-	-	(2,259,629)	(2,259,629)

Balance at September 30, 2007	5,689	$57	63,047,897	$630,479	$49,542,450	$(60,018,697)	$(9,845,711)
See accompanying notes to consolidated financial statements.

Avitar, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years ended September 30,	2007	2006

Cash flows from operating activities:
Net loss from continuing operations	$(2,202,373)	$(3,548,951)
Net loss from discontinued operation	(57,256)	(154,214)
Net loss	$(2,259,629)	$(3,703,165)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	118,701	143,718
Amortization of debt discount and deferred financing costs	959,707	596,369
Amortization of deferred lessor incentive	(13,400)	(13,400)
Expense for stock based compensation	122,007	-
Common stock issued for services	79,480	-
Income from changes in value of embedded derivatives
and warrants	(1,964,206)	(874,009)
Interest expense associated with warrant issuance (Note 9)	-	605,000
Changes in operating assets and liabilities:
Accounts receivable	332,073	(18,876)
Inventories	46,642	103,118
Prepaid expenses and other current assets	62,741	60,824
Other assets	-	31,316
Accounts payable and accrued expenses	740,928	281,010
Deferred revenue	(4,400)	(11,850)
Net cash used in continuing operations	(1,779,356)	(2,799,945)
Net cash provided by discontinued operations	10,643	125,351
Net cash used in operating activities	(1,768,713)	(2,674,594)

Cash flows from investing activities:
Purchases of property and equipment	(21,011)	(140,479)
Net cash used in investing activities	(21,011)	(140,479)

Cash flows from financing activities:
Repayments of notes payable, long-term debt and capital
lease obligations	(134,957)	(293,842)
Proceeds from issuance of short-term notes payable	109,807	186,150
Sales of common stock	-	2,840
Net proceeds from issuance of convertible long-term debt and warrants	1,628,400	2,968,400
Redemption of Series A redeemable convertible preferred stock	-	(150,000)
Payment of cash dividend on Series A and E redeemable
convertible preferred stock	-	(18,295)
Net cash provided by financing activities	1,603,250	2,695,253

Net decrease in cash and cash equivalents	(186,474)	(119,820)

Cash and cash equivalents, beginning of year	280,543	400,363

Cash and cash equivalents, end of year	$94,069	$280,543

Avitar, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Supplemental disclosures of cash flow information:

Cash paid during the year for:
Interest	$25,644	$25,144

Supplemental schedule of non cash investing and financing activities:

During the year ended September 30, 2007, 149,511 shares of
Series E redeemable convertible preferred stock were converted into
16,832,098 shares of common stock.

During the year ended September 30, 2007, $253,801 of
long-term convertible debt were converted into
22,410,763 shares of common stock.

During the year ended September 30, 2007, 15,300,000 shares of common stock were issued as payment for consulting services.

During the year ended September 30, 2006, 312,139 shares of
Series E redeemable convertible preferred stock were converted into
1,669,854 shares of common stock.

During the year ended September 30, 2006, 8,333 shares of
Series C convertible preferred stock were converted into
90,910 shares of common stock.

During the year ended September 30, 2006, $140,066 of
long-term convertible debt were converted into
2,895,000 shares of common stock.

See accompanying notes to consolidated financial statements.

Avitar, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.  Description of Business and Basis of Presentation

           Avitar, Inc. (“Avitar” or the “Company”), through its wholly-owned subsidiary Avitar Technologies, Inc. (“ATI”) designs, develops, manufactures markets and sells diagnostic test products and proprietary hydrophilic polyurethane foam disposables for medical, diagnostic and consumer use. Avitar sells its products and services to employers, diagnostic test distributors, large medical supply companies, governmental agencies, and corporations. Through its wholly owned subsidiary, BJR Security, Inc. (‘BJR”), the Company provided, until April 30, 2007, specialized contraband detection and education services.  The Company operates in one reportable segment.

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

           Due to the current financial condition at Avitar, the Company has been considering selling assets and/or operations. On May 1, 2007, Avitar consummated a sale of the business of its BJR subsidiary for $40,000, payable no later than April 30, 2012.  Due to the length of the payment period, payments will be recorded as income when they are received (see Note 3).  The USDTL and BJR businesses have been treated as discontinued operations.

           The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has suffered recurring losses from operations and has a working capital deficit of $3,823,193 and a stockholders’ deficit of $9,845,711 as of September 30, 2007.  During fiscal 2007, the Company raised gross proceeds of $1,895,000 from long-term convertible notes. Subsequent to September 30, 2007, the Company raised gross proceeds of $650,000 from long-term convertible notes executed in November and December 2007 (see Note 19). The Company is working with placement agents and investment fund mangers to obtain additional equity or debt financing.  Based upon cash flow projections, the Company believes the anticipated cash flow from operations and most importantly, the expected net proceeds from future equity financings will be sufficient to finance the Company's operating needs until the operations achieve profitability.  There can be no assurances that forecasted results will be achieved or that additional financing will be obtained.  The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.  Summary of Significant Accounting Policies

Concentration of Credit Risk and Significant Customers.   Financial instruments that subject the Company to credit risk consist primarily of cash, cash equivalents and trade accounts receivable. The Company places its cash and cash equivalents in established financial institutions. The Company has no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company’s accounts receivable credit risk is not concentrated within any one geographic area. The Company has not experienced any significant losses related to receivables from any individual customers or groups of customers in any specific industry or by geographic area. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be inherent in the Company’s accounts receivable.

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

Senior management reviews accounts receivable on a monthly basis to determine if any receivables could potentially be uncollectible. The Company includes specific accounts receivable balances that are determined to be uncollectible in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on available information, the Company believes its allowance for doubtful accounts as of September 30, 2007 of $4,700 is adequate.

See Note 15 for information on customers that individually comprise greater than 10% of total revenues.

Estimates and Assumptions.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Principles of Consolidation.  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

Revenue Recognition.  The Company recognizes revenue from product sales upon shipment and delivery with delivery being made F.O.B. to the carrier.  Revenue from the sales of services is recognized in the period the services are provided.  These revenues are recognized provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable and collection is reasonably assured. If uncertainties regarding customer acceptance exist, the Company recognizes revenue when those uncertainties are resolved. Amounts collected or billed prior to satisfying the above revenue recognition criteria are recorded as deferred revenue.  The Company does not offer its customers or distributors the right to return product once it has been delivered in accordance with the terms of sale.  Product returns, which must be authorized by the Company, occur mainly under the warranties associated with the product.  The Company maintains sufficient reserves to handle warranty costs.  Price discounts for products are reflected in the amount billed to the customer at the time of delivery.  Rebates and payments have not been material and are adequately covered by established allowances.

 Cash Equivalents. The Company considers all highly liquid investments and interest-bearing certificates of deposit with original maturities of three months or less to be cash equivalents

 Inventories.  Inventories are recorded at the lower of cost (determined on a first-in, first-out basis) or market.  The inventories of the ORALscreen products and some components of the foam products are subject to expiration dating.  Senior management reviews the inventories on a periodic basis to insure that adequate reserves have been established to cover product obsolescence and unusable inventory.  These decisions are based on the levels of inventories on hand in relation to the estimated forecast of product demand, production requirements over the next twelve months and the expiration dates of the raw materials and finished goods.  Forecasting of product demand can be a complex process, especially for ORALscreen instant drug tests.  Although every effort is made to insure the accuracy of these forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the carrying value of the Company’s inventories and reported operating results.

Property and Equipment.  Property and equipment (including equipment under capital leases) is recorded at cost at the date of acquisition.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets (three to seven years).  Leasehold improvements are amortized over the shorter of their estimated useful life or lease term.  Expenditures for repairs and maintenance are expensed as incurred.

Goodwill and Long-lived Assets.  The Company evaluates its long-lived assets under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.”  SFAS No. 144 establishes accounting standards for the impairment of long-lived assets and certain identifiable intangibles to be held and used and for long-lived assets, and certain identifiable intangibles to be disposed of.

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

Effective October 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”.  SFAS No. 142 requires among other things, that companies no longer amortize goodwill, but test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life.  An intangible asset with an indefinite useful life should be tested for impairment in accordance with guidelines in SFAS 142.  SFAS 142 is required to be applied to all goodwill and other intangible assets regardless of when those assets were initially recognized. The Company recognizes impairments of goodwill when the fair value of the acquired business is determined to be less than the carrying amount of the goodwill.  If the Company determines that the goodwill has been impaired, the measurement of the impairment is equal to the excess of the carrying amount of the goodwill over the amount of the fair value of the asset.  The Company reflects the impairments through a reduction in the carrying value of goodwill.  Based on the limited operating results of the acquired BJR business and the estimates of its fair value, the Company recorded an impairment of goodwill for $138,120 in fiscal 2006 (see Note 6).  At September 30, 2007, goodwill was $0.

Patents.  Patent costs are being amortized over their estimated useful lives of 5 – 7 years by the straight-line method.

Research and Development.  Research and development costs are expensed as incurred.

Stock Options.  The Company adopted SFAS No. 123 (Revised 2004), “Share-Based Payment” (‘SFAS 123R”), effective October 1, 2006.  SFAS 123R requires the recognition of fair value of stock-based compensation as an expense in the calculation of net loss.  The Company recognizes stock-based compensation ratably over the vesting period of the individual equity instruments.  All unvested stock awards outstanding on October 1, 2006, or issued after that date,  have been accounted for as equity instruments based on the provisions of SFAS 123R.  Prior to October 1, 2006, the Company followed the Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees”, and the related interpretations in accounting for stock-based compensation.

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

Under the provisions of SFAS 123R, the Company recorded $122,007 of stock based compensation expense on its consolidated statement of operations for the year ended September 30, 2007.

During the year ended September 30, 2007, no options were granted under stock option plans and no shares subject to purchase under the employee stock purchase plan were issued.

The unamortized fair value of stock options as of September 30, 2007 was $146,388 which is expected to be recognized over the weighted average remaining period of 1.9 years.

The following table summarizes activity under all stock option plans for the year  ended September 30, 2007:

	Shares Available for Grant	Number Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance at September 30, 2005	1,049,000	194,115	19.00	6.1	$0.00
Options authorized	0	0	0.00
Options granted	(7,000)	7,000	0.50
Options exercised	0	0	0.00
Options forfeited/expired	0	(22,036)	5.14

Balance at September 30, 2006	1,042,000	179,079	$19.77	4.6	$0.00
Options authorized	0	0	0.00
Options granted	0	0	0.00
Options exercised	0	0	0.00
Options forfeited/expired	0	(20,451)	8.80

Balance at September 30, 2007	1,042,000	158,628	$21.20	3.7	$0.00
Exercisable at September 30, 2007				3.4	$0.00

SFAS 123R requires the presentation of pro forma information for the comparative period prior to the adoption as if the Company had accounted for all employee stock options under the fair value method of the original SFAS 123.  The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123R for stock-based employee compensation to the prior-year period.

2006
Net loss	$(3,703,165)
Add: stock based employee compensation expense included in reported net loss, net of tax	-
Deduct: total stock based employee compensation expense determined under the fair value based method for all awards, net of tax	(111,766)
Pro forma net loss	$(3,814,931)
Loss per share:
Basic and diluted - as reported	$(.80)
Basic and diluted - pro forma	$(.79)

In determining the pro forma amounts above, the Company estimated the fair value of each option granted using the Black-Scholes option pricing model with the following assumptions:

                                                                        2006
        Risk free interest rate                            4.3%
        Expected dividend yield                          -
        Expected lives                                    10 years
        Expected volatility                                 80%

Options granted during year ended September 30, 2006 totaled 7,000.  The weighted average fair value of options granted in fiscal 2006 was $.42.

Income Taxes.  Income taxes are accounted for using the liability method as set forth in SFAS No. 109, “Accounting for Income Taxes.”  Under this method, deferred income taxes are provided on the differences in basis of assets and liabilities between financial reporting and tax returns using enacted rates.  Valuation allowances have been recorded (see Note 14).

Fair Value of Financial Instruments.  The carrying amounts of cash, accounts receivable and accounts payable approximate fair value because of the short-term nature of these items.  The current fair values of the short-term and long-term debt approximate fair value because their interest rates approximate prevailing market rates.  The fair value of derivative instruments is based on valuations using a market value approach.  This approach determines the fair value of the securities sold by the Company by using one or more methods that compare these securities to similar securities that have been sold.

Advertising. The Company expenses advertising costs as incurred.  No advertising expense was recorded in fiscal 2007 or 2006

Principal Supplier Risk.  The Company does not have written agreements with most of its suppliers of raw materials and laboratory supplies.  While the Company purchases some product components from single sources, most of the supplies used can be obtained from more than one source.  Avitar acquires the same key component for its customized foam products and Hydrasorb wound dressings from a single supplier. The Company also purchases a main component of its ORALscreen products from one source.   Avitar’s current suppliers of such key components are the only vendors which presently meet Avitar’s specifications for such components.  The loss of these suppliers would, at a minimum, require the Company to locate other satisfactory vendors, which would result in a period of time during which manufacturing and sales of products utilizing such components may be suspended and could have a material adverse effect on Avitar’s financial condition and operations.  Avitar believes that alternative sources could be found for such key components and expects that the cost of such components from an alternative source would be similar.  The Company also believes that alternative sources of supply are available for its remaining product components and that the loss of any such supplier would not have a material adverse effect upon Avitar’s business.

Derivatives.  The Company has issued and outstanding convertible debt and certain convertible equity instruments with embedded derivative features.  The Company analyzes these financial instruments in accordance with SFAS No. 133 and EITF Issue Nos. 00-19 and 05-02 to determine if these hybrid contracts have embedded derivatives which must be bifurcated.  In addition, free-standing warrants are accounted for as equity or liabilities in accordance with the provisions of EITF Issue No. 00-19.   As of September 30, 2007, the Company could not be sure it had adequate authorized shares for the conversion of all outstanding instruments due to certain conversion rates which vary with the fair value of the Company’s common stock and therefore all embedded derivatives and freestanding warrants are recorded at fair value, marked-to-market at each reporting period, and are carried on separate lines of the accompanying balance sheet.  If there is more than one embedded derivative, their value is considered in the aggregate.  As of September 30, 2007, the fair value was $388,653 for the embedded derivatives and $296,599 for the warrants.

New Accounting Pronouncements.   In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109”.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”.  FIN 48 prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return.  It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company is currently evaluating the effect that the adoption of FIN 48 will have on its consolidated financial statements but does not expect that it will have a material impact.

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

In March 2006, the FASB issued EITF 06−03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)” that clarifies how a company discloses its recording of taxes collected that are imposed on revenue-producing activities. EITF 06−03 was effective for the Company beginning January 1, 2007.  The adoption of EITF 06-03 has not had a material impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The FASB has issued a one-year deferral of SFAS 157’s fair value measurement requirement for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis.  The Company is currently evaluating the impact that SFAS No. 157 will have on its results of operations or financial position.

In December 2006, the FASB issued FASB Staff Position Number 00-19-2, “Accounting for Registration Payment Arrangements” ("FSP EITF 00-19-2").  FSP EITF 00-19-2 addresses an issuer’s accounting for registration payment arrangements. FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies”.  FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of FSP EITF 00-19-2 (December 21, 2006).  For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The adoption of FSP EITF 00-19-2 by the Company has not had an impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB No 115”. This Statement provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. The standard also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. If the fair value option is elected, the effect of the first remeasurement to fair value is reported as a cumulative effect adjustment to the opening balance of retained earnings. The statement is to be applied prospectively upon adoption. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect that the adoption of SFAS No. 159 will have on its consolidated financial statements but does not expect that it will have a material impact.

3.  Discontinued Operations

           On December 16, 2003, the Company consummated a sale of USDTL’s business and net assets, excluding cash.  Under the terms of that sale, the Company received $500,000 in cash upon the closing of the sale and was entitled to receive an additional $500,000 if the buyer of USDTL achieved certain revenue targets. In November 2005, the Company negotiated an agreement with the new owners of USDTL to settle all outstanding matters related to the sale of USDTL.  Under the terms of this settlement, the Company received an immediate lump sum payment of $120,000 rather than waiting for the 10 to 14 years that the Company believed it would take to collect the entire $500,000 from uncertain future revenues of USDTL. The accompanying financial statements reflect USDTL as a discontinued operation.  The $120,000 was recorded as income from discontinued operations in 2006.

    On May 1, 2007, the Company consummated the sale of BJR’s business.  Under the terms of the sale, the Company will be paid $40,000 no later than April 30, 2012.  Due to the length of the payment period, payments will be recorded as income when they are received.

The following is a summary of the results of discontinued operations for the year ended September 30, 2007 and 2006:
	Year Ended September 30,
	2007	2006
Sales-BJR	$231,839	$405,731
Operating expenses-BJR	288,299	541,825
Goodwill impairment (Note 6)	-	138,120
Other income (expense)	(796)	120,000

Loss from discontinued operations	$(57,256)	$(154,214)

4.  Inventories

Inventories consist of the following:
September 30,	2007
Raw materials	$92,847
Work-in-process	72,351
Finished goods	59,958
Total	$225,156

5.  Property and Equipment

Property and equipment consists of the following:
September 30,	2007
Equipment	$1,347,322
Furniture and fixtures	270,491
Leasehold improvements	170,770
1,788,583
Less: accumulated depreciation and amortization	1,566,273
$222,310

Depreciation expense was $113,711 and $118,964 for fiscal 2007 and fiscal 2006, respectively.

6.  Goodwill

As of October 1, 2005, the Company’s goodwill was $138,120 which was associated with the acquisition of BJR in 2001.  In fiscal 2006, an impairment adjustment to eliminate the remaining goodwill associated with the BJR acquisition was deemed necessary.  Based on the limited operating results of the business and the estimates of its fair value, the Company recorded an impairment of goodwill for $138,120 in fiscal 2006.

7.  Other Assets

Other assets consist of the following:

September 30,	2007
Patents	$149,966
Deposits	1,333
Deposit for Letter of Credit (Note 12)	150,000
Deferred Financing Costs	1,201,899
Deferred Financing Costs	1,503,198
Less accumulated amortization	611,690
Other assets, net	$891,508

Included in the above are patent costs of $149,966 with related accumulation amortization costs of $148,995.  The patents have a weighted average amortization period of 7 years.  Amortization expense related to the patents was $4,800 and $24,974 for fiscal 2007 and 2006, respectively.  Also included in the above are deferred financing costs of $1,201,899 for the convertible notes executed from September 2005 through August 2007 (see Note 9 and 11).  Amortization expense related to the deferred financing costs amounted to $332,535 for fiscal 2007 and $212,304 for fiscal 2006.

Estimated amortization expense for the next three years is as follows:

September 30,	Patents	Deferred Financing Costs	Total
2008	$971	$373,359	$374,330
2009	-	283,213	283,213
2010	-	82,624	82,632
Thereafter	-	-	-

8.  Short-Term Debt

Short-term debt consists of the following:

September 30,	2007
Note payable to insurance company, interest at 8.5%, payable in monthly principal installments of $2,935 plus accrued interest through October 2007.	$2,935
Notes payable to insurance company, interest at 8.00%, payable in monthly principal installments of $6,844 plus accrued interest through April 2008.	48,236
Notes payable to individual, interest at 1% per month that were due in installments of $25,000 per month from January 2006 to February 2006 and $16,667 per month from April 2006 to September 2006	125,000
Total notes payable	$176,171

These notes are past due and the Company is still accruing interest on the outstanding balance. Under the terms of the $125,000 notes payable to individual, the entire unpaid principal balance and accrued interest shall become due and payable upon the occurrence of any default by the Company in the payment of interest and principal on the due date thereof and any such default that remains unremedied for twenty business day following written notice to the Company by the holder.  No written notice of default from the holder of these notes has been received by the Company.

Convertible notes payable to individual, interest at
  10%, that were due in variable monthly installments plus
   accrued interest from October 1, 2005 to June 2006              650,000
Total convertible notes payable                                               $650,000

From April to August 2005, the Company executed convertible notes with an individual in the total principal amount of $650,000 with interest at 10%.  Each note has a maturity date of six months from the date of the note and is payable in ten monthly installments plus accrued interest commencing on the maturity date of the note.  These notes are past due and the Company is still accruing interest on the outstanding balance.  Under the terms of the notes, the entire unpaid principal balance and accrued interest shall become due and payable upon the occurrence of any default by the Company in the payment of interest and principal on the due date thereof and any such default that remains unremedied for twenty business day following written notice to the Company by the holder.  No written notice of default from the holders of these notes has been received by the Company. The Company issued warrants to purchase 650,000 shares of common stock at $1.65 to $.4.95 per share for three years in connection with these notes.  In addition, the entire principal plus accrued interest associated with these notes is convertible into the Company’s common stock at a conversion price of the lesser of the closing price of the common stock on the date of the loan or 85% of the average closing price of the common stock for the five trading days preceding the notice of conversion.  In no event shall the conversion price be lower than 50% of the closing price of the common stock on the date of the loan. A discount to debt totaling $172,930 ($156,800 for the value of the conversion feature of these notes and $16,130 for the value of the warrants issued in connection with these notes) was recorded during fiscal year 2005 and was fully amortized over the term of the notes.  A liability of approximately $173,000 was recorded for the fair value of the warrants issued in connection with the $650,000 of notes and the conversion feature, which was reduced to its market value of $0 at September 30, 2007.

Current portion of convertible long-term notes payable (face value of
   $606,127 less unamortized discount of $63,524) to investors maturing
   September 2008, outstanding principal payable at maturity, interest
   at 8% payable quarterly.                                                                                 542,603
Total convertible notes payable                                                                     $542,603

See Note 9.

9.  Long-Term Debt

Long-term debt consists of the following: September 30, 2007

Convertible notes payable (face value of $5,165,000 less
unamortized discount of $1,268,548) to investors, maturing
from October 2008 through August 2010, outstanding
principal payable at maturity, interest at 8%, payable quarterly.
                                                                                                                               $3,896,452
Long-term debt                                                                                                    $3,896,452

From September 2005 through August 2007 the Company executed notes payable with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC, New Millennium Capital Partners II, LLC and AJW Master Fund in the total principal amount of $6,165,000 which are payable at maturity dates from September 2008 to August 2010.  Interest on these notes is at 8% per annum and is payable quarterly in cash or the Company’s common stock at the option of the Company.  The total amount of these notes issued in fiscal 2007 amounted to $1,895,000.  The Company originally issued warrants to purchase 100,000 shares of common stock at $12.50 per share for five years in connection with the notes executed from September 2005 to April 2006.  In conjunction with the notes executed in May 2006, the outstanding warrants were cancelled and replaced with warrants to purchase 3,000,000 shares of common stock at $1.25 per share for seven years.   For the notes executed from July 2006 through September 2006, the Company issued warrants to purchase a total of 3,000,000 shares of common stock at $.15 to $.22 per share for seven years. For the notes executed during fiscal 2007, the Company issued warrants to purchase a total of 62,500,000 shares of common stock at $.01 to $.15 per share for seven years.  Non-cash interest expense of $605,000 representing the fair value of the warrants issued as replacement for the outstanding warrants in May 2006 was recorded in fiscal 2006. Fees of approximately $1,202,000 incurred in connection with securing these loans were recorded as a deferred financing charge. In addition, the entire unpaid and unconverted principal plus any accrued and unpaid interest associated with these notes is convertible, at the holder’s option, into the Company’s common stock at a conversion price of 65% for notes issued through February 2006 and 55% for notes executed after February 2006 of the average of the three lowest intraday trading prices of the common stock for the twenty trading days preceding the date that the holders elect to convert.  A discount to debt totaling $2,288,222 ($1,477,616 for the fair value of the conversion feature of these notes and $810,606 for the incremental fair value of the warrants issued in connection with these notes) was recorded during fiscal 2005, 2006 and 2007 and is being amortized over the terms of the notes.  The unamortized discount was $1,332,072 ($63,524 for note maturing September 2008 and $1,268,548 for the remainder of the notes) as of September 30, 2007.  The collateral pledged by the Company to secure these notes includes all assets of the Company. A liability of approximately $2,893,000 was recorded for the fair value of the warrants issued in connection with the $6,165,000 of notes and the conversion feature, which was reduced to its market value of approximately $471,000 at September 30, 2007.  Through September 30, 2007, notes totaling $393,873 were converted into 25,305,763 shares of common stock.

10.  Deferred Lessor Incentive

As an incentive to renew the lease of its facility in Canton, MA for a period of five years (see Note 12), the Lessor provided the Company with leasehold improvements of approximately $67,000.  Accordingly, the Company recorded a deferred lessor incentive and is amortizing it as a reduction to rent expense over the term of the lease.  In 2007, $13,400 of the deferred incentive was amortized.  As of September 30, 2007, the remaining balance was $36,850, of which $13,400 was classified as current.

11.  Redeemable Convertible Preferred Stock and Convertible Preferred Stock

As of September 30, 2007, the Company had the following redeemable convertible and convertible preferred stock outstanding:

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
                     Instrument                     Shares       Value        Features         Value              Dividends          Value
                    Series E
                    Redeemable
                    Convertible
                    Preferred
                    Stock                               538,350      $538,350    $390,124        $390,124        $   78,740        $ 617,090

                    Series C
                    Convertible
                    Preferred
                    Stock                                 28,608        145,000                  -                     -                      -            145,000

                    6%
                    Convertible
                     Preferred
                     Stock                                  2,000      2,000,000                 -                      -             454,344      2,454,344

                    Total                                                                                                                      $ 533,084    $3,216,434

The Series C and 6% Convertible preferred stock is carried on the balance sheet outside permanent equity as the Company cannot be sure it has adequate authorized shares for their conversion as of September 30, 2007.  Upon the occurrence of specific events, the holders of the Series E Redeemable Convertible Preferred Stock are entitled to redeem these shares under certain provisions of the agreement covering the purchase of the preferred stock.  Accordingly, these securities were not classified as permanent equity.

In April and June 2005, the Company raised net proceeds of approximately $1,335,000 from the sale of 1,500,000 shares of Series E Redeemable Convertible Preferred Stock with a face value of $1,500,000 and warrants to purchase 3,000 shares of the Company’s common stock.  The 1,500,000 shares of Series E Preferred Stock are convertible into Common Stock at the lesser of $4.00 per share or 80% of the average of the three lowest closing bid prices for the ten trading days immediately prior to the notice of conversion, subject to adjustments and limitations, and the warrants are exercisable at $4.20 per share for a period of three years.  The warrants and the conversion feature resulted in a deemed dividend of $1,087,000 being recorded and included in the earnings per share calculation for the year ended September 30, 2005. A liability of approximately $1,087,000 was recorded for the original fair value of the warrants and the conversion feature, which was reduced to its market value of approximately $124,000 at September 30, 2007.  As of September 30, 2007, 961,650 shares of this preferred stock had been converted into 18,778,346 shares of common stock and 538,350 were outstanding.

In December 2004, the Company sold 1,285 shares of Series A Redeemable Convertible Preferred Stock and warrants to purchase 12,000 shares of common stock for which it received net proceeds of approximately $1,160,000. The Series A Redeemable Convertible Preferred Stock, with a face value of $1,285,000, was convertible into common stock at the lesser of $6.00 per share or 85% of the average of the three lowest closing bid prices, as reported by Bloomberg, for the ten trading days immediately prior to the notice of conversion subject to adjustments and floor prices.  The warrants are exercisable at $6.30 per share.  The warrants and the conversion feature resulted in a deemed dividend of $1,058,260 being recorded and included in the earnings per share calculation for the year ended September 30, 2005. A liability of approximately $1,058,260 was recorded for the original fair value of the warrants and the conversion feature, which was reduced to its market value of $36 at September 30, 2007. As of September 30, 2007, 1,135 shares of this preferred stock had been converted into 452,156 shares of common stock and the remaining 150 shares of Series A redeemable convertible preferred stock, with a face value of $150,000, were redeemed by the Company in October 2005 for $155,417 which included accrued dividends of $5,417.

The 28,608 shares of Series C convertible preferred stock entitle the holder of each share, on each anniversary date of the investment, to convert into the number of shares of common stock derived by dividing the purchase price paid for each share of the preferred stock by the average price of the Company’s common stock for the five trading days prior to conversion subject to anti-dilution provisions and receive royalties of 5% of revenues related to disease diagnostic testing from the preceding fiscal year.  There were no royalties earned for the years ended September 30, 2007 or 2006.  After one year from the date of issuance, the Company may redeem all or any portion of this preferred stock by the issuance of the Company’s common stock, the number of shares of which shall be derived by dividing the redemption price, as defined, by the average closing price of the Company’s common stock for the five trading days prior to the redemption date, and liquidating distributions of an amount per share equal to the amount of unpaid royalties due to the holder in the event of liquidation.  During 2006, 8,333 of these shares were converted into 90,910 shares of common stock.  None of these shares was converted into common stock during 2007.

The 2,000 shares of 6% convertible preferred stock entitle the holder to convert, at any time, $1,000,000 invested in 2004 and $1,000,000 invested in 2003 into shares of common stock at a conversion price of $10.80 and $7.50 per share, respectively, subject to anti-dilution provisions and to receive annual cash dividends of 6%, payable semi-annually when, as and if declared by the Company’s Board of Directors. Warrants to purchase 92,593 and 133,333 shares of common stock at exercise prices of $6.75 and $2.50 per share, respectively, that were issued in connection with the preferred stock and the beneficial conversion feature resulted in a deemed dividend totaling $2,000,000, of which $1,000,000 was recorded and included in the loss per share calculation for each of the years ended September 30, 2004 and September 30, 2003.  At September 30, 2004, all the warrants issued in connection with the 6% convertible preferred stock were exercised on a cashless basis into 135,802 shares of common stock. Undeclared and unpaid dividends totaled $454,344 at September 30, 2007.  No dividends were paid on these shares in 2007 or 2006.

12.  Commitments
Leases.  ATI leases office space under a non-cancelable operating lease which expires in 2010.  In July 2005, the Company renewed the lease for ATI’s facility at Canton, MA for a period of five (5) years. Under the terms of the renewal, the lessor provided the Company with leasehold improvements of approximately $67,000 (see Note 10).  In addition, the Company spent $18,243 for leasehold improvements. Certain additional costs are incurred in connection with the leases and the leases may be renewed for additional periods.

Rental expense under all operating leases charged to operations for the years ended September 30, 2007 and 2006 totaled approximately $312,855 in each year.

2008	$330,781
2009	348,906
2010	271,875
Total minimum lease payments	$951,562

Employment Agreements.  The Company entered into Employment Agreements (the “Employment Agreements”) with its two principal executives, which payments thereunder were subsequently assigned to a related party.  Pursuant to the Employment Agreements, if Messrs. Phildius and/or Scott are terminated without "Cause" (as such term is defined in the Employment Agreements) by the Company or if Messrs. Phildius and/or Scott terminate their employment as a result of a breach by the Company of its obligations under such Agreements, he will be entitled to receive his annual base salary ($200,000 for Mr. Phildius and $180,000 for Mr. Scott) for a period of up to 18 months following such termination.  In addition, if there is a "Change of Control" of the Company (as such term is defined in the Employment Agreements) and, within two years following such "Change of Control", either of Messrs. Phildius or Scott is terminated without cause by the Company or terminates his employment as a result of a breach by the Company, such executive will be entitled to certain payments and benefits, including the payment, in a lump sum, of an amount equal to up to two times the sum of (i) the executive's annual base salary and (ii) the executive's most recent annual bonus (if any).  In addition, pursuant to the Employment Agreements, Messrs. Phildius and Scott are each entitled to annual bonus payments of up to $150,000 if the Company achieves certain levels of pre-tax income (as such term is defined in such Agreements) or alternative net income objectives established by the Board of Directors.    The agreements renew automatically on an annual basis and may be terminated upon 60 days written notice by either party.  Expenses under these agreements totaled approximately $361,000 in fiscal 2007 and $380,000 in fiscal 2006.  The lower amount for fiscal 2007 reflects a salary reduction program for all salaried personnel implemented in April 2007.

Retirement Plan.  In February 1998, the Company adopted a defined contribution retirement plan which qualifies under Section 401(k) of the Internal Revenue Code, covering substantially all employees.  Participant contributions are made as defined in the Plan agreement.  Employer contributions are made at the discretion of the Company.  No Company contributions were made in 2007 or 2006.

Letter of Credit.  As security for full and faithful performance of all provisions of the lease renewal for the facility at Canton, MA, the Company furnished the landlord an irrevocable letter of credit in the amount of $150,000.  The letter of credit was obtained from a bank that requires the Company to maintain $150,000 on deposit with the bank as full collateral for the letter of credit.

13.  Stockholders’ Equity (Deficit)

Preferred Stock. Preferred stock shares outstanding consist of the following: September 30, 2007 Series B 5,689
The 5,689 shares of Series B convertible preferred stock issued and outstanding entitle the holder of each share to: convert it, at any time, at the option of the holder, into ten shares of common stock subject to antidilution provisions and receive dividends amounting to an annual 8% cash dividend or 10% stock dividend payable in shares of Series B preferred stock computed on the amount invested, at the discretion of the Company.  After one year from the date of issuance, the Company may redeem, in whole or in part, the outstanding shares at the offering price in the event that the average closing price of ten shares of the Company’s common stock shall equal or exceed 300% of the offering price for any 20 consecutive trading days prior to the notice of redemption; and liquidating distributions of an amount per share equal to the offering price.  During 2007 and 2006, none of these shares was converted into shares of common stock. Undeclared and unpaid dividends amounted to $9,981 and $8,203 at September 30, 2007 and 2006, respectively.  No dividends were paid in 2007 or 2006.

Common Stock Purchase Warrants.  The Company has outstanding warrants entitling the holders to purchase common stock at the applicable exercise price.  In fiscal 2007, no warrants were exercised and warrants covering 27,500 shares expired.  During fiscal 2006, no warrants were exercised and warrants covering 201,889 shares expired or were cancelled.  In fiscal 2007 and 2006, warrants covering 83,665,501 and 9,138,205 shares were issued, respectively, primarily in connection with convertible notes. The fair value of the warrants for the right to purchase shares of common stock issued in 2007 and 2006 related to debt transactions amounted to approximately $736,336 and $547,304, respectively, and was recorded as debt discount and deferred financing costs. The fair value of these outstanding warrants is included on a separate line on the accompanying balance sheets.  The following is a summary of outstanding warrants (all of which are exercisable) at September 30, 2007.  At September 30, 2007, the Company did not have enough authorized shares for all of these warrants.

	Exercise Price	Shares Issuable	Expiration Date	Fair Value
Warrants issued to placement agent in connection with sales of preferred stock in 2003	$10.00	2,000	2008	$0
Warrants issued in connection with deferred rent costs associated with restructure of facility lease in 2003	$10.00	30,000	2013	83
Warrants issued in connection with preferred stock sales in 2004	$4.75-$6.30	4,500	2009	1
Warrants issued to placement agent in connection with sales of preferred stock in 2004	$4.75-$6.30	2,700	2009	0
Warrants issued in connection with preferred stock sales in 2005	$4.20-6.30	15,000	2008-2009	36
Warrants issued to placement agent in connection with sales of preferred stock in 2005	$6.30	1,542	2009	0
Warrants issued in connection with issuance of notes payable and convertible notes payable	$1.65-$5.50	18,000	2008	0
Warrants issued in connection with issuance of long-term convertible notes payable from 2005 o 2007	$.01-$1.25	68,500,00	2013-2014	205,500
Warrants issued to placement agent in connection with issuance of long-term convertible notes payable from 2005-2007	$.01-$12.50	24,287,039	2012-2014	90,979
Total Shares Issuable		92,860,781		$296,599

Stock Options. The Company has stock option plans providing for the granting of incentive stock options for up to 750,000 shares of common stock to certain employees to purchase common stock at not less than 100% of the fair market value on the date of grant.  Each option granted under the plan may be exercised only during the continuance of the optionee’s employment with the Company or during certain additional periods following the death or termination of the optionee.  Options granted before fiscal
1999 under the Plan vest after the completion of two years of continuous service to the Company or at a rate of 50% per year.  Beginning in fiscal 1999, options granted vest at a rate of 20% per year.  As of September, there were 1,042,000 shares available for future grants.

During fiscal 1995, the Company adopted a directors’ plan, (the “Directors’ Plan”).  Under the Directors’ Plan, each non-management director is to be granted options covering 5,000 shares of common stock initially upon election to the Board, and each year in which he/she is elected to serve as a director.  In fiscal 2001, the Company adopted a compensation plan for outside directors that provides for each non-management director to receive options covering 100,000 shares of common stock upon initial election to the Board and to receive annual grants of options covering 30,000 shares of common stock at the fair market value on the date of grant which vest over three years. In September 2004, the Company increased the annual grants to 75,000 per year for a non-management director.  There were no options issued to outside directors in fiscal 2007 and 2006.

During fiscal 2007 and 2006, options to purchase 0 and 7,000 common shares, respectively, were granted primarily to employees of the Company with exercise prices equal to the stock’s fair value on the grant date.  During fiscal 2007 and 2006, options to purchase 20,451 and 22,036 shares, respectively, held by employees of the Company were forfeited or expired and no options held by employees were exercised.

Loss Per Share.  The following data shows the amounts used in computing loss per share:

September 30,	2007	2006
Loss from continuing operations	$(2,202,373)	$(3,548,951)
Less: Preferred stock dividends	(151,980)	(162,021)
Loss attributable to common stockholders from continuing operations	(2,354,353)	(3,710,972)
Less: Loss from discontinued operations	(57,256)	(154,214)
Net loss attributable to common shareholders	$(2,411,609)	$(3,865,186)
Weighted average number of common shares outstanding	26,479,234	4,850,608

The following is the basic and diluted loss per share calculation:

September 30,	2007	2006
Loss per share attributable to common shareholders before discontinued operations	$(0.09)	$(.77)
Impact of discontinued operations	-	(.03)
Basic and diluted net loss per share attributable to common shareholders	$(0.09)	$(.80)

The following table summarizes securities that were outstanding as of September 30, 2007 and 2006 but not reflected in the calculation of diluted net loss per share because such shares are anti-dilutive:
September 30,	2007	2006
Stock options	158,628	179,079
Stock warrants	92,860,781	9,222,780
Redeemable convertible preferred stock and convertible preferred stock	235,021,633	26,426,906
Convertible notes payable	2,647,028,761	159,106,153

The calculation of the shares above for the redeemable convertible preferred stock and convertible preferred stock and the convertible notes were based on the market price of the common stock as of September 30, 2007.  The number of shares required exceeds the number of authorized shares as of September 30, 2007

14.  Income Taxes

No provision for federal income taxes has been made for the years ended September 30, 2007 or 2006, due to the Company’s operating losses.  At September 30, 2007, the Company has unused net operating loss carryforwards of approximately $56,000,000 including approximately $11,000,000 acquired from ATI which expire at various dates through 2024.  Most of this amount is subject to annual limitations due to various “changes in ownership” that have occurred.  Accordingly, most of the net operating loss carryforwards will not be available to use in the future.

As of September 30, 2007, the deferred tax assets related to the net operating loss carryforwards have been fully offset by valuation allowances, since the utilization of such amounts is uncertain.

15.  Major Customers and Suppliers

Customers in excess of 10% of total sales are:

Years ended September 30,                                                                  2007                        2006

Customer A                                                                                    $           *                         $1,006,100

     *  Not in excess of 10%.

At September 30, 2007, accounts receivable from customers in excess of 10% of total accounts receivable were approximately $0 from Customer A and $62,000 from two other customers.

16.  Interest Expense and Financing Costs

	2007	2006
Interest on short-term and long-term debt	$476,594	$331,342
Deferred financing costs on equity credit line	-	83,325
Discount and deferred financing costs on long-term debt (Notes 8 & 9)	959,707	441,146
Discount on short-term notes payable	-	71,898
Replacement of warrants for long-term debt	-	605,000
Total interest and financing costs	$1,436,301	$1,532,711

17.  Related Party Payable

At September 30, 2007, the Company owed approximately $123,000 to Phildius, Kenyon and Scott that represents the Company’s payroll tax and fringe benefit obligation for Peter Phildius and Douglas Scott, officers of the Company, for the past sixty months.  The aggregate of salaries, fringe benefits and reimbursement of expenses paid to PK&S by the Company on behalf of Messrs. Phildius and Scott for fiscal years 2007 and 2006 totaled $389,578 and $408,628 respectively.

18.  Accrued Expenses

        Accrued expenses at September 30, 2007 consisted of:
                        Interest payable                                                                                         $782,438
                        Vendor dispute                                                                                            322,339
                        Professional fees                                                                                         336,182
                        Compensation and compensation-related                                               124,193
                        Deferred rent                                                                                                  77,031
                        Warranty reserve                                                                                          18,195
                        Other                                                                                                               78,471
                              Total                                                                                                   $1,738,849

19.  Subsequent Events

From October 1 through December 11, 2007, $55,838 of long-term convertible debt was converted into 35,940,971 shares of common stock.

On November 14, 2007 and December 13, 2007, the Company executed additional notes payable with AJW Partners, AJW Master Fund, Ltd. and New Millennium Capital Partners II, LLC in the total principal amount of $650,000.  Interest on these notes is at 8% per annum and is payable quarterly in cash or the Company’s common stock at the option of the Company.  The Company issued warrants to purchase 55,000,000 shares of common stock at $.01 per share for seven years in connection with these notes.  The entire principal plus any accrued and unpaid interest associated with these notes is convertible, at the holder’s option, into the Company’s common stock at a conversion price of 40% of the average of the three lowest intraday trading prices of the common stock for the twenty trading days preceding the date that the holders elect to convert.  As part of this financing, the conversion price related to all previously issued and outstanding notes to AJW Partners, AJW Master Fund, Ltd., AJW Qualified Partners, and New Millennium Capital Partners II, LLC was changed to from 55% or 65% to 40%.  This will result in a new measurement date and an interest charge that could be material.

          On December 18, 2007, the shareholders approved an increase in authorized shares of common stock from 100 million to 800 million shares.