Form 10QSB
period 2007-12-31
AVITAR INC /DE/
filed 2008-02-14
CIK 814008

U.S. Securities and Exchange Commission
Washington, D.C.  20549
Form 10-QSB

(Mark One)

[x]  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2007.

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

Applicable Only to Corporate Issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock:  134,188,868
As of February 8, 2008

Transitional Small Business Disclosure Format
(Check One):         [  ] Yes                      ;           [x] No

Page 1 of 25 pages
Exhibit Index is on Page 21

Table of Contents

                                                                                                                                                                                                                                      Page

Part I:                                Financial Information                                                                                                                                                 3

Item 1                                Consolidated Financial Statements
Balance Sheet                                                                                                                                                4
Statements of Operations                                                                                                                            5
Statement of Stockholders' Deficit                                                                                                             6
Statements of Cash Flows                                                                                                                           7
Notes to Consolidated Financial Statements                                                                                           8

Item 2                                Management's Discussion and Analysis or Plan of Operation                                                                15

Item 3                                Controls and Procedures                                                                                                                                17

Part II:                      Other Information                                                                                                                                                              18

Item 1                                Legal Proceedings                                                                                                                                           19

Item 2                                Unregistered Sales of Equity Securities and Use of Proceeds                                                                 19

Item 4                                Submission of Matters to a Vote of Security Holders.                                                                              19

Item 6.                                Exhibits                                                                                                                                                             19

Signatures                                                                                                                                                                                                                 20

Exhibit Index                                                                                                                                                                                                             21
Certifications                                                                                                                                                                                                          22

Part I  Financial Information

Avitar, Inc. and Subsidiaries
Consolidated Balance Sheet
December 31, 2007
(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,268
Accounts receivable, less allowance for doubtful accounts of $3,500	172,745
Inventories (Note 2)	225,267
Prepaid expenses and other current assets	53,476
Total current assets	454,756

PROPERTY AND EQUIPMENT, net	204,940
OTHER ASSETS	792,360
Total	$1,452,056

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Notes payable (Note 5)	$152,563
Convertible notes payable (Note 5)	650,000
Current portion of long-term notes payable (Note 5)	1,430,322
Accounts payable	691,211
Accrued expenses	1,178,659
Current portion of deferred lessor incentive	13,400
Fair value of warrants (Note 10)	471,359
Fair value of embedded derivatives (Note 10)	660,847
Total current liabilities	5,248,361

CONVERTIBLE LONG-TERM NOTES PAYABLE (Note 5)	4,067,043
DEFERRED LESSOR INCENTIVE, LESS CURRENT PORTION	20,100
Total liabilities	9,335,504

CONVERTIBLE AND REDEEMABLE CONVERTIBLE PREFERRED
STOCK (Note 6)	3,215,490

COMMITMENTS

STOCKHOLDERS' DEFICIT
Series B convertible preferred stock, $.01 par value;
authorized 5,000,000 shares; 5,689 shares issued and
outstanding	57
Common Stock, $.01 par value; authorized 800,000,000 shares;
102,788,868 shares issued and outstanding	1,027,889
Additional paid-in capital	49,258,486
Accumulated deficit	(61,385,370)
Total stockholders' deficit	(11,098,938)
Total	$1,452,056

See accompanying notes to consolidated financial statements.

Avitar, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	THREE MONTHS ENDED DECEMBER 31,
	2007	2006

SALES	$505,386	$948,814

OPERATING EXPENSES
Cost of sales	438,885	667,653
Selling, general and administrative	790,034	898,279
Research and development	88,885	91,924
Total operating expenses	1,317,804	1,657,856

LOSS FROM OPERATIONS	(812,418)	(709,042)

OTHER INCOME (EXPENSE)
Interest expense and financing costs	(434,944)	(310,175)
Other income (expense), net	(82,255)	99,047
Total other expense, net	(517,199)	(211,128)

LOSS FROM CONTINUING OPERATIONS	(1,329,617)	(920,170)

DISCONTINUED OPERATIONS:
Loss from operations of BJR (Note 3)	-	(23,218)
Loss from discontinued operations	-	(23,218)

NET LOSS	$(1,329,617)	$(943,388)

BASIC AND DILUTED NET LOSS PER SHARE FROM CONTINUING
OPERATIONS (Note 8)	$(0.02)	$(0.08)

BASIC AND DILUTED NET LOSS PER SHARE (Note 8)	$(0.02)	$(0.08)

WEIGHTED AVERAGE
NUMBER OF COMMON SHARES OUTSTANDING	86,944,247	11,667,963

See accompanying notes to consolidated financial statements.

Avitar, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Deficit
Three Months Ended December 31, 2007
(Unaudited)

	Preferred Stock		Common Stock				Total
					Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Deficit

Balance at September 30, 2007	5,689	$57	63,047,897	$630,479	$49,542,450	$(60,018,697)	$(9,845,711)

Conversion of Series E redeemable
convertible preferred stock	-	-	3,800,000	38,000	446	-	38,446

Conversion of long-term convertible debt	-	-	35,940,971	359,410	(308,075)	-	51,335

Stock based compensation (Note 9)					23,665		23,665

Accretion of preferred stock dividends	-	-	-	-	-	(37,056)	(37,056)

Net loss	-	-	-	-	-	(1,329,617)	(1,329,617)

Balance at December 31, 2007	5,689	$57	102,788,868	$1,027,889	$49,258,486	$(61,385,370)	$(11,098,938)

See accompanying notes to consolidated financial statements.

Avitar, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

Three months ended December 31,	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(1,329,617)	$(920,170)
Net loss from discontinued operation	-	(23,218)
Net loss	$(1,329,617)	$(943,388)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	17,958	38,270
Amortization of debt discount and deferred financing	290,933	200,504
Amortization of deferred lessor incentive	(3,350)	(3,350)
Expense for stock based compensation	23,665	42,732
Income from changes in value of embedded derivatives
and warrants	82,255	(98,480)
Changes in operating assets and liabilities:
Accounts receivable	56,285	215,155
Inventories	(111)	(21,428)
Prepaid expenses and other current assets	32,276	28,851
Accounts payable and accrued expenses	112,513	35,574
Deferred revenue	-	(2,400)
Net cash used in continuing operations	(717,193)	(507,960)
Net cash provided by discontinued operations	-	15,446
Net cash used in operating activities	(717,193)	(492,514)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	(7,126)
Net cash used in investing activities	-	(7,126)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of notes payable, long-term debt and capital
lease obligations	(23,608)	(33,880)
Proceeds from issuance of convertible long-term debt and warrants	650,000	458,400
Net cash provided by financing activities	626,392	424,520

NET DECREASE IN CASH AND CASH EQUIVALENTS	(90,801)	(75,120)

CASH AND CASH EQUIVALENTS, beginning of the period	94,069	280,543

CASH AND CASH EQUIVALENTS, end of the period	$3,268	$205,423

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period:
Income taxes	$-	$-
Interest	$2,889	$5,026

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:

During the three months ended December 31, 2007, $632,417 of long-term notes were issued for accrued interest on long-term convertible debt.

During the three months ended December 31, 2007, 38,000 shares of
Series E redeemable convertible preferred stock were converted into
3,800,000 shares of common stock.

During the three months ended December 31, 2007, convertible long-term debt of $55,838 was converted into 35,940,971 shares of
common stock.

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

Due to the financial condition at Avitar, the Company had been considering selling assets and/or operations. On May 1, 2007, Avitar consummated a sale of the business of its BJR subsidiary for $40,000, payable no later than April 30, 2012.  As a result of the length of the payment period, payments will be recorded as income when they are received (see Note 3).  The BJR business has been treated as a discontinued operation.

        The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-QSB and Regulation S-B (including Item 310(b) thereof).  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of the Company's management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended December 31, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 2008.  The accompanying consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended September 30, 2007.

         The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has suffered recurring losses from operations and has a working capital deficit of $4,793,605 and a stockholders’ deficit of $11,098,938 as of December 31, 2007.  In fiscal 2007, the Company raised gross proceeds of $1,895,000 from long-term convertible notes.  During November and December 2007, the Company raised gross proceeds of $650,000 from long-term convertible notes and executed long-term convertible notes for approximately $632,000 of accrued interest related to long-term debt (see Note 5). The Company is working with placement agents and investment fund managers to obtain additional equity or debt financing.  Based upon cash flow projections, the Company believes the anticipated cash flow from operations and most importantly, the expected net proceeds from future equity financings will be sufficient to finance the Company's operating needs until the operations achieve profitability.  There can be no assurances that forecasted results will be achieved or that additional financing will be obtained.  The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Inventories

At December 31, 2007, inventories consist of the following:

Raw Materials                                                                                       $107,791
Work-in-Process                                                                                      53,293
Finished Goods                                                                                        64,183
Total                                                                                       $225,267

3.   Discontinued Operations

    On May 1, 2007, the Company consummated the sale of BJR’s business.  Under the terms of the sale, the Company will be paid $40,000 no later than April 30, 2012.  Due  to the length of the payment period, payments will be recorded as income when they are received.  The following is a summary of the results of its operations for the three months ended December 31, 2007 and 2006:

Three months ended December 31,              2007                      2006

Sales                                                             $            -            $      96,213
Operating expenses                                                 -                  119,431

Loss from discontinued operations        $            -            $   (23,218)

4.	Significant Customers

Customers in excess of 10% of total sales are:

Three Months Ended December 31,
      2007                                      2006
Customer A                                                                            $    86,940                         $             *
Customer B                                                                                        *                                122,093
Customer C                                                                                  56,250                             117,000

*Customer was not in excess of 10% of total sales.

At December 31, 2007, accounts receivable from three significant customers totaled approximately $76,270

5.	Notes Payable and Short and Long-term Convertible Notes Payable

        From September 2005 through December 2007 the Company executed notes payable with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC, New Millennium Capital Partners II, LLC and AJW Master Fund in the total principal amount of $6,815,000 which are payable at maturity dates from September 2008 to December 2010.  Interest on these notes is at 8% per annum and is payable quarterly in cash or the Company’s common stock at the option of the Company.  In addition, as of November 16, 2007, the entire unpaid and unconverted principal plus any accrued and unpaid interest associated with these notes is convertible, at the holder’s option, into the Company’s common stock at a conversion price of 40% of the average of the three lowest intraday trading prices of the common stock for the twenty trading days preceding the date that the holders elect to convert.  The total amount of these notes issued in the quarter ended December 31, 2007 amounted to $650,000.  The Company originally issued warrants to purchase 100,000 shares of common stock at $12.50 per share for five years in connection with the notes executed from September 2005 to April 2006.  In conjunction with the notes executed in May 2006, the outstanding warrants were cancelled and replaced with warrants to purchase 3,000,000 shares of common stock at $1.25 per share for seven years.   For the notes executed from July 2006 through September 2007, the Company issued warrants to purchase a total of 65,500,000 shares of common stock at $.01 to $.22 per share for seven years. For the notes executed during fiscal 2008, the Company issued warrants to purchase a total of 55,000,000 shares of common stock at $.01 per share for seven years valued at $130,000.  Fees of approximately $1,202,000 incurred in connection with securing these loans were recorded as a deferred financing charge.  On December 31, 2007, the Company executed notes payable with AJW Partners, LLC, New Millennium Capital Partners II, LLC and AJW Master Fund in the total principal amount of $632,417 to cover the accrued interest through October 31, 2007 on all of the above notes.  These interest notes are payable on December 31, 2010 with interest on these notes at 2% per annum that is payable quarterly in cash or the Company’s common stock at the option of the Company.  The entire unpaid and unconverted principal plus any accrued and unpaid interest associated with these interest notes is convertible, at the holder’s option, into the Company’s common stock at a conversion price of 40% of the average of the three lowest intraday trading prices of the common stock for the twenty trading days preceding the date that the holders elect to convert.  A discount to debt totaling $2,648,864 ($1,708,258 for the fair value of the conversion feature of these notes and $940,606 for the incremental fair value of the warrants issued in connection with these notes) was recorded during fiscal 2005, 2006, 2007 and 2008 and is being amortized over the terms of the notes.  The unamortized discount was $1,500,341 ($119,967 for note maturing September 2008 and $1,380,374 for the remainder of the notes) as of December 31, 2007.  The collateral pledged by the Company to secure these notes includes all assets of the Company. A liability of approximately $3,254,000 was recorded for the fair value of the warrants issued in connection with the $7,447,000 of notes and the conversion feature, which was reduced to its market value of approximately $917,000 at December 31, 2007.  Through December 31, 2007, notes totaling $449,711 were converted into 61,246,734 shares of common stock.

       From April to August 2005, the Company executed convertible notes with an individual in the total principal amount of $650,000 with interest at 10%.  Each note has a maturity date of six months from the date of the note and is payable in ten monthly installments plus accrued interest commencing on the maturity date of the note.  The notes, that were due in variable monthly installments plus accrued interest from October 1, 2005 and June 30, 2006, were outstanding at December 31, 2007. Under the terms of the notes, the entire unpaid principal balance and accrued interest shall become due and payable upon the occurrence of any default by the Company in the payment of interest and principal on the due date thereof and any such default that remains unremedied for twenty business day following written notice to the Company by the holders.  No written notice of default from the holders of these notes has been received by the Company. The Company issued warrants to purchase 650,000 shares of common stock at $1.65 to $4.95 per share for three years in connection with these notes.  In addition, the entire principal plus accrued interest associated with these notes is convertible into the Company’s common stock at a conversion price of the lesser of the closing price of the common stock on the date of the loan or 85% of the average closing price of the common stock for the five trading days preceding the notice of conversion.  In no event shall the conversion price be lower than 50% of the closing price of the common stock on the date of the loan. A discount to debt totaling $172,930 ($156,800 for the value of the conversion feature of these notes and $16,130 for the value of the warrants issued in connection with these notes) was recorded during fiscal year 2005 and was fully amortized over the term of the notes.  A liability of approximately $173,000 was recorded for the fair value of the warrants issued in connection with the $650,000 of notes and the conversion feature, which was reduced to its market value of $0 at December 31, 2007.

6.	Convertible and Redeemable Convertible Preferred Stock

Instrument	Number of Shares	Face Value	Less Costs and Proceeds Allocated to Warrants and Conversion Features	Accretion To Redemption Value	Accretion of Dividends	Carrying Value
Series E Redeemable Convertible Preferred Stock	500,350	$500,350	$362,587	$362,587	$85,548	$585,898
Series C Convertible Preferred Stock	28,608	145,000	-	-	-	145,000
6% Convertible Preferred Stock	2,000	2,000,000	-	-	484,592	2,484,592
Total					$570,140	$3,215,490

The Series C and 6% Convertible preferred stock is carried on the balance sheet outside permanent equity as the Company cannot be sure it has adequate authorized shares for their conversion as of December 31, 2007.  Upon the occurrence of specific events, the holders of the Series E Redeemable Convertible Preferred Stock are entitled to redeem these shares under certain provisions of the agreement covering the purchase of the preferred stock.  Accordingly, these securities were not classified as permanent equity.

In April and June 2005, the Company raised net proceeds of approximately $1,335,000 from the sale of 1,500,000 shares of Series E Redeemable Convertible Preferred Stock with a face value of $1,500,000 and warrants to purchase 3,000 shares of the Company’s common stock.  The 1,500,000 shares of Series E Preferred Stock are convertible into Common Stock at the lesser of $4.00 per share or 80% of the average of the three lowest closing bid prices for the ten trading days immediately prior to the notice of conversion, subject to adjustments and limitations, and the warrants are exercisable at $4.20 per share for a period of three years.  The warrants and the conversion feature resulted in a deemed dividend of $1,087,000 being recorded and included in the earnings per share calculation for the year ended September 30, 2005. A liability of approximately $1,087,000 was recorded for the original fair value of the warrants and the conversion feature, which was reduced to its market value of approximately $117,000 at December 31, 2007.  As of December 31, 2007, 999,650 shares of this preferred stock had been converted into 22,578,346 shares of common stock and 500,350 were outstanding.

   In December 2004, the Company sold 1,285 shares of Series A Redeemable Convertible Preferred Stock and warrants to purchase 12,000 shares of common stock for which it received net proceeds of approximately $1,160,000. The Series A Redeemable Convertible Preferred Stock, with a face value of $1,285,000, was convertible into common stock at the lesser of $6.00 per share or 85% of the average of the three lowest closing bid prices, as reported by Bloomberg, for the ten trading days immediately prior to the notice of conversion subject to adjustments and floor prices.  The warrants are exercisable at $6.30 per share.  The warrants and the conversion feature resulted in a deemed dividend of $1,058,260 being recorded and included in the earnings per share calculation for the year ended September 30, 2005. A liability of approximately $1,058,260 was recorded for the original fair value of the warrants and the conversion feature, which was reduced to its market value of $12 at December 31, 2007. As of December 31, 2007, 1,135 shares of this preferred stock had been converted into 452,156 shares of common stock and the remaining 150 shares of Series A redeemable convertible preferred stock, with a face value of $150,000, were redeemed by the Company in October 2005 for $155,417 which included accrued dividends of $5,417.

The 28,608 shares of Series C convertible preferred stock entitle the holder of each share, on each anniversary date of the investment, to convert into the number of shares of common stock derived by dividing the purchase price paid for each share of the preferred stock by the average price of the Company’s common stock for the five trading days prior to conversion subject to anti-dilution provisions and receive royalties of 5% of revenues related to disease diagnostic testing from the preceding fiscal year.  There were no royalties earned for the quarters ended December 31, 2007 or 2006.  After one year from the date of issuance, the Company may redeem all or any portion of this preferred stock by the issuance of the Company’s common stock, the number of shares of which shall be derived by dividing the redemption price, as defined, by the average closing price of the Company’s common stock for the five trading days prior to the redemption date, and liquidating distributions of an amount per share equal to the amount of unpaid royalties due to the holder in the event of liquidation. None of these shares was converted into common stock during the quarters ended December 31, 2007 or 2006.

7.	Common and Series B Convertible Preferred Stock

During the quarter ended December 31, 2007, the Company issued a total of 39,740,971 shares of common stock to holders who converted 38,000 shares of Series E redeemable convertible preferred stock and $55,838 of long-term convertible notes.   Dividends for Series B convertible preferred stock amounted to $448 for the three months ended December 31, 2007 and the total amount of unpaid and undeclared dividends was $10,428.

8.   Loss Per Share

The following data show the amounts used in computing earnings per share:

Three Months Ended December 31,	2007		2006
Loss from continuing operations	$	(1,329,617)	$	(920,170)
Less: Preferred stock dividends		(37,056)		(39,108)

Loss attributable to common stockholders from continuing operations		(1,366,673)		(959,278)

Add: Loss from discontinued operations		-		(23,218)

Net loss attributable to common stockholders used in basic and diluted EPS	$	(1,366,673)	$	(982,496)

Weighted average number of common shares outstanding		86,944,247		11,667,963

Loss per share attributable to common stockholders before discontinued operations	$	(0.02)	$	(0.08)

Impact of discontinued operations		-		-

Basic and diluted loss per share attributable to common stockholders	$	(0.02)	$	(0.08)

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

Under the provisions of SFAS 123R, the Company recorded $23,665 and $42,732 of stock based compensation expense on its unaudited consolidated statement of operations for the three months ended December 31, 2007 and 2006, respectively.

During the quarter ended December 31, 2007, no options were granted under stock option plans and no shares subject to purchase under the employee stock purchase plan were issued.

The unamortized fair value of stock options as of December 31, 2007 was $121,060 which is expected to be recognized over the weighted average remaining period of 1.6 years.

The following table summarizes activity under all stock option plans for the three months ended December 31, 2007:

			Weighted	Weighted
			Average	Average
	Shares		Exercise	Remaining	Aggregate
	Available	Number	Price Per	Contractual	Intrinsic
	for Grant	Outstanding	Share	Term (years)	Value
Balance at September 30, 2007	1,042,000	158,628	$21.20	3.7	$0.00
Options authorized	0	0	0
Options granted	0	0	0
Options exercised	0	0	0
Options forfeited/expired	0	(2,508)	1.11

Balance at December 31, 2007	1,042,000	156,120	$21.52	3.3	$0.00
Exercisable at December 31, 2007		105,266	$24.39	3.3	$0.00

10.  Derivatives

The Company has issued and outstanding convertible debt and certain convertible equity instruments with embedded derivative features.  The Company analyzes these financial instruments in accordance with SFAS No. 133 and EITF Issue Nos. 00-19 and 05-02 to determine if these hybrid contracts have embedded derivatives which must be bifurcated.  In addition, free-standing warrants are accounted for as equity or liabilities in accordance with the provisions of EITF Issue No. 00-19.   As of December 31, 2007, the Company could not be sure it had adequate authorized shares for the conversion of all outstanding instruments due to certain conversion rates which vary with the fair value of the Company’s common stock and therefore all embedded derivatives and freestanding warrants are recorded at fair value, marked-to-market at each reporting period, and are carried on separate lines of the accompanying balance sheet.  If there is more than one embedded derivative, their value is considered in the aggregate.  As of December 31, 2007, the fair value was $ 660,847 for the embedded derivatives and $471,359 for the warrants.

11.  Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109”.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”.  FIN 48 prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return.  It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The adoption of FIN 48 by the Company on October 1, 2007 has not had a material impact on its consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The FASB has issued a one-year deferral of SFAS 157’s fair value measurement requirement for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis.  For the quarter ended December 31, 2007, the Company utilized SFAS No. 157 to measure the fair value of the embedded derivatives and freestanding warrants described in Note 10 to the consolidated financial statements. During this quarter, the Company recorded other expense of $82,255 to reflect the change in the value for these embedded derivatives and freestanding warrants.

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

12.  Subsequent Events

From January 1, 2008 through February 8, 2008, 207,300 shares of Series E redeemable convertible preferred stock with a face value of $207,300 were converted into 20,730,000 shares of common stock.   In addition, $14,600 of long-term convertible debt was converted into 16,000,000 shares of common stock.

Item 2.     Management's Discussion and Analysis or Plan of Operation.

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing elsewhere in this report.

Results of Operations

Revenues
Sales for the three months ended December 31, 2007 decreased $443,428 or approximately 47%, to $505,386 from $948,814 for the corresponding period of the prior year.  The change for Fiscal 2008 reflects a decrease in the volume of sales of approximately $326,000 for its Foam Products resulting mainly from the change to a new US distributor on January 1, 2007 for Hydrasorb® wound dressings and a decrease in diagnostic product revenue of approximately $116,000.  The Company expects that operating revenues will grow during the balance of Fiscal 2008 as employers expand their use of random drug testing utilizing Avitar’s ORALscreen, and when the Company is able to find a major US distributor for its Hydrasorb wound dressing products.

Operating Expenses

Cost of sales for the three months ended December 31, 2007 were approximately 86% of sales compared to the cost of sales of approximately 70% of sales for the three months ended December 31, 2006.  The change for the first quarter of Fiscal 2008 resulted primarily from the decrease in sales described above, offset in part by the expense reduction program put in place by the Company in April 2007.

                Selling, general and administrative expenses for the three months ended December 31, 2007 decreased $108,245, or approximately 12%, to $790,034 from $898,279 for the corresponding period of the prior year.  The decrease for the three months ended December 31, 2007 primarily resulted from expense reductions of approximately $186,000 for salary and payroll related costs for various sales, marketing and other administrative positions, $18,000 for travel expenses, $10,000 for trade shows and promotion materials, $15,000 for stock based compensation  and $24,000 for various other administrative items; offset in part by an increase of approximately $49,000 for legal fees, $42,000 for investor relations, $30,000 for consulting expense and $24,000 for annual meeting costs.  In order to achieve revenue growth, the Company will need to incur increased expenses to hire additional direct sales staff and expand marketing programs as sufficient additional funding becomes available.

Research and development expenses for the three months ended December 31, 2007 amounted to $88,885 compared to $91,924 for the three months ended December 31, 2006.  The decrease for the quarter ended December 31, 2007 was primarily attributable to lower salary and payroll related expenses associated with the expense reduction program put in place by the Company in April 2007.  Although research and development expenses were lower for the first quarter of Fiscal 2008, the Company must continue developing and enhancing its ORALscreen products and therefore will most likely incur increased expenses for research and development during the remainder of Fiscal 2008 and beyond as sufficient additional funding becomes available.

Other Income and Expense

Interest expense and financing costs were $434,944 for the three months ended December 31, 2007 compared to $310,175 incurred during the three months ended December 31, 2006.  The increase resulted primarily from the interest, amortization of deferred financing costs and amortization of debt discount associated with the additional long-term note borrowings totaling approximately $2,657,000 that were completed by the Company from March 2007  through December 2007.

                For the three months ended December 31, 2007, other expense amounted to $82,255 compared to other income of $99,047 for the three months ended December 31, 2006.  The change for the quarter ended December 31, 2007 resulted primarily from changes in the fair market value of derivative securities and warrants.

Discontinued Operations

On May 1, 2007, the Company consummated a sale of the business of its BJR subsidiary.   No activity occurred for the three months ended December 31, 2007 compared to a loss of $23,218 for the corresponding period of the prior year.  See Note 3 to the accompanying consolidated financial statements.

Net Loss

Primarily as a result of the factors described above, the Company had a net loss of $1,329,617 for the three months ended December 31, 2007, as compared to net loss of $943,388 for the three months ended December 31, 2006.  The loss per share was $.02 per basic and diluted share for the three months ended December 31, 2007.  The loss per share was $.08 per basic and diluted share for the three months ended December 31, 2006.

Financial Condition and Liquidity

At December 31, 2007, the Company had a stockholders’ deficit of $11,098,938 and cash and cash equivalents of $3,268.  Cash flows from financing activities provided the primary source of funding during the quarter ended December 31, 2007 and the Company will continue to rely on this type of funding until profitability is reached.  The following is a summary of cash flows for the three month period ended December 31, 2007:

      December 31,
Sources (use) of cash flows                                                                              2007
Operating activities                                                                                    $ (717,193)
Investing activities                                                                                                       -
Financing activities                                                                                            626,392
Net decrease in cash and equivalents                                                     $ (90,801)

Operating Activities.  The net loss of $1,329,617 (composed of expenses totaling $1,835,003 less revenues of $505,386) was the major use of cash by operations.  When the net loss is adjusted for non-cash expenses such as depreciation and amortization, amortization of debt discounts and deferred financing costs, expenses from the changes in the fair market value of derivative securities and warrants and stock-based compensation, the cash needed to finance the net loss was $918,156.  Working capital changes lowered operating cash requirements as a result of a reduction in accounts receivable of $56,285, a decrease in prepaid expenses and other current assets of $32,276 and an increase in accounts payable and accrued expenses of $112,513.  In addition, operating cash was needed to finance a minimal increase in inventory levels.

Investing and Financing Activities.   To fulfill the major financing requirements of the business, the Company generated $650,000 through the issuance of long-term convertible notes (as described below), of which $23,608 was used to repay various short-term notes payable and capital lease obligations.

During FY 2008, the Company's cash requirements are expected to include primarily the funding of operating losses, the payment of outstanding accounts payable, the repayment of certain notes payable, the funding of operating capital to grow the Company’s drugs of abuse testing products and services, and the continued funding for the development of its ORALscreen product line.

     From September 2005 through December 2007 the Company executed notes payable with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC, New Millennium Capital Partners II, LLC and AJW Master Fund in the total principal amount of $6,815,000 which are payable at maturity dates from September 2008 to December 2010.  Interest on these notes is at 8% per annum and is payable quarterly in cash or the Company’s common stock at the option of the Company.  In addition, as of November 16, 2007, the entire unpaid and unconverted principal plus any accrued and unpaid interest associated with these notes is convertible, at the holder’s option, into the Company’s common stock at a conversion price of 40% of the average of the three lowest intraday trading prices of the common stock for the twenty trading days preceding the date that the holders elect to convert.  The total amount of these notes issued in the quarter ended December 31, 2007 amounted to $650,000.  The Company originally issued warrants to purchase 100,000 shares of common stock at $12.50 per share for five years in connection with the notes executed from September 2005 to April 2006.  In conjunction with the notes executed in May 2006, the outstanding warrants were cancelled and replaced with warrants to purchase 3,000,000 shares of common stock at $1.25 per share for seven years.   For the notes executed from July 2006 through August 2007, the Company issued warrants to purchase a total of 65,500,000 shares of common stock at $.01 to $.22 per share for seven years. For the notes executed during Fiscal 2008, the Company issued warrant to purchase 55,000,000 shares of common stock at $.01 per share for seven years valued at $130,000.  Fees of approximately $1,202,000 incurred in connection with securing these loans were recorded as a deferred financing charge.  On December 31, 2007, the Company executed notes payable with AJW Partners, LLC, New Millennium Capital Partners II, LLC and AJW Master Fund in the total principal amount of $632,417 to cover the accrued interest through October 31, 2007 on all of the above notes.  These interest notes are payable on December 31, 2010 with interest on these notes is at 2% per annum that is payable quarterly in cash or the Company’s common stock at the option of the Company. The entire unpaid and unconverted principal plus any accrued and unpaid interest associated with these interest notes is convertible, at the holder’s option, into the Company’s common stock at a conversion price of 40% of the average of the three lowest intraday trading prices of the common stock for the twenty trading days preceding the date that the holders elect to convert.  A discount to debt totaling $2,648,864 ($1,708,258 for the fair value of the conversion feature of these notes and $940,606 for the incremental fair value of the warrants issued in connection with these notes) was recorded during fiscal 2005, 2006, 2007 and 2008 and is being amortized over the terms of the notes.  The unamortized discount was $1,500,341 ($119,967 for note maturing September 2008 and $1,380,374 for the remainder of the notes) as of December 31, 2007. The collateral pledged by the Company to secure these notes includes all assets of the Company.  Through December 31, 2007, notes totaling $449,711 were converted into 61,246,734 shares of common stock.

    From April to August 2005, the Company executed convertible notes with an individual in the total principal amount of $650,000 with interest at 10%.  Each note has a maturity date of six months from the date of the note and is payable in ten monthly installments plus accrued interest commencing on the maturity date of the note. The notes, that were due in variable monthly installments plus accrued interest from October 1, 2005 and June 30, 2006, were outstanding at December 31, 2007.  Under the terms of the notes, the entire unpaid principal balance and accrued interest shall become due and payable upon the occurrence of any default by the Company in the payment of interest and principal on the due date thereof and any such default that remains unremedied for twenty business day following written notice to the Company by the holder.  No written notice of default from the holders of these notes has been received by the Company. The Company issued warrants to purchase 650,000 shares of common stock at $1.65 to $4.95 per share for three years in connection with these notes.  In addition, the entire principal plus accrued interest associated with these notes is convertible into the Company’s common stock at a conversion price of the lesser of the closing price of the common stock on the date of the loan or 85% of the average closing price of the common stock for the five trading days preceding the notice of conversion.  In no event shall the conversion price be lower than 50% of the closing price of the common stock on the date of the loan. A discount to debt totaling $172,930 ($156,800 for the value of the conversion feature of these notes and $16,130 for the value of the warrants issued in connection with these notes) was recorded during fiscal year 2005 and was fully amortized over the term of the notes.

The cash available at December 31, 2007, the anticipated proceeds of approximately $640,000 from additional financings from the NIR Group in February and March 2008 and the anticipated customer receipts are expected to be sufficient to fund the operations of the Company through early March 2008.  Beyond that time, the Company will require significant additional financing from outside sources to fund its operations.  The Company plans to continue working with placement agents and/or investment fund managers in order to raise additional capital during Fiscal 2008 from the sales of equity and/or debt securities.   The Company plans to use the proceeds from these financings to provide working capital and capital equipment funding to operate the Company, to expand the Company’s business, to further develop and enhance the ORALscreen drug screening systems and to pursue the development of in-vitro oral fluid diagnostic testing products.  However, there can be no assurance that these financings will be achieved.

                  Management expects that operating revenues will grow during the remainder of Fiscal 2008 as employers expand their use of random drug testing utilizing Avitar’s ORALscreen and if the Company is able to find a major US distributor for its Hydrasorb wound dressing products.  However, funding constraints described above have resulted in a decrease in the Company’s direct sales force and has delayed the implementation of an expanded, targeted marketing program. ORALscreen, as an instant on-site diagnostic test, is part of the fastest growing segment of the diagnostic test market.  Funding constraints have also resulted in the Company having difficulty in maintaining raw material inventories at sufficient levels for manufacturing products to meet anticipated sales volumes.  Based on current sales, expense and cash flow projections, the Company believes that the current level of cash and cash equivalents on hand and, most importantly, the  net proceeds from the immediate and future financings mentioned above would be sufficient to fund operations until the Company achieves profitability.  There can be no assurance that the Company will consummate the above-mentioned financings, or that any or all of the net proceeds sought thereby will be obtained.  Furthermore, there can be no assurance that the Company will find a major US distributor for its Hydrasorb products or have sufficient resources to achieve the anticipated growth.  Once the Company achieves profitability, the longer-term cash requirements of the Company to fund operating activities, purchase capital equipment, expand the existing business and develop new products are expected to be met by the anticipated cash flow from operations and proceeds from the financings described above. However, because there can be no assurances that sales will materialize as forecasted, management will continue to closely monitor and  control discretionary costs at the Company and will continue to actively seek the needed additional capital.

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

Recent Accounting Pronouncements

  In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109”.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”.  FIN 48 prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return.  It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The adoption of FIN 48 by the Company on October 1, 2007 has not had a material impact on its consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The FASB has issued a one-year deferral of SFAS 157’s fair value measurement requirement for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis.  For the quarter ended December 31, 2007, the Company utilized SFAS No. 157 to measure the fair value of the embedded derivatives and freestanding warrants described in Note 10 to the consolidated financial statements. During this quarter, the Company recorded other expense of $82,255 to reflect the change in the value for these embedded derivatives and freestanding warrants.

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

Item 3.                                Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, including our chief executive officer and chief financial officer, have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2007, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based upon that evaluation, our chief executive officer and chief financial officer have concluded that as of such date, our disclosure controls and procedures in place are adequate and effective to ensure material information and other information requiring disclosure is identified and communicated on a timely basis.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended December 31, 2007 the Company issued to holders of the Series E   preferred stock 3,800,000 shares of the Company’s common stock upon the conversion of 38,000 shares of their preferred stock.  In addition, the Company issued 35,940,971 shares of common stock to note holders upon conversion of long-term debt of $55,838.  The exemption for registration of these securities is based upon Section 4(2) of the Securities Act because the issuances were made to accredited investors in private placements.

Item 4.      Submission of Matters to a Vote of Security Holders

            The annual meeting of the shareholders was held on December 18, 2007.  All members of the Board of Directors were elected by more than 64% of the total shares outstanding and more than 77% of the shares voted.  In addition, the reappointment of BDO Seidman, LLP as auditors was approved and the tabulation of votes for all matters was as follows:

	For	Withheld	Against	Abstain
Election of Directors	51,004,852	15,177,574	N/A	N/A

Approval of Amendment to Certificate of Incorporation to effect an increase of Authorized Shares of Common from 100,000,000 to 800,000,000	46,771,142	N/A	19,385,887	25,397

Ratify BDO Seidman, LLP as Company’s Independent Registered Public Firm	59,578,126	N/A	6,384,859	219,441

Item 6.                                Exhibits

(a)	Exhibits:

Exhibit No.	Document
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

                 Avitar, Inc.
                (Registrant)

Dated:  February 14, 2008                                                                    /S/ Peter P. Phildius
Peter P. Phildius
Chairman and Chief
Executive Officer
(Principal Executive Officer)

Dated:  February 14, 2008                                                                    /S/ J.C. Leatherman, Jr.
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